Form 10QSB
period 1999-09-30
FIRST GROWTH INVESTORS INC
filed 1999-11-23
CIK 1047857

U.S. SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C.  20549

                             FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED:  September 30, 1999

                                  OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  COMMISSION FILE NUMBER:  333-4066

                     FIRST GROWTH INVESTORS, INC.
        (Exact name of registrant as specified in its charter)


           NEVADA                                  87-0569467
     (State or other jurisdiction                 (I.R.S. Employer
     of incorporation or organization)            Identification No.)


           2508 South 1300 East, Salt Lake City, Utah 84106
               (Address of principal executive offices)

                            (801) 466-7808
         (Registrant's telephone number, including area code)


(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing
requirements for the past 90 days.      YES [X]   NO [ ]

The number of $.001 par value common shares outstanding at September 30, 1999:
2,000,000

                    PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

     See attached.
                         FIRST GROWTH INVESTORS, INC.
                         (A Development Stage Company)

                            CONDENSED BALANCE SHEET

                                    ASSETS

                                                  September 30, December 31,
                                                       1999      1998
                                                    (Unaudited)
CURRENT ASSETS:
  Cash in bank                                            $95   $1,234
  Deferred offering costs                               5,000        0
  Inventory                                            58,500   54,588
                                                    _________ ________

    Total Current Assets                               63,595   55,822
                                                    _________ ________

OTHER ASSETS:
  Organization costs, net of amortization of              600      750
    $400 and $250                                   _________ ________

    Total Other Assets                                    600      750
                                                    _________ ________

TOTAL ASSETS                                          $64,195  $56,572
                                                    ========= ========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                         $0       $0
  Estimated income tax payable                          2,644        0
  Short term advance                                    1,000   11,000
                                                    __________________

    Total Current Liabilities                           3,644   11,000
                                                    _________ ________

STOCKHOLDERS' EQUITY:
  Preferred stock; $.001 par value, 1,000,000 shares
    authorized, no shares issued and outstanding            0        0
  Common stock; $.001 par value, 24,000,000 shares
    authorized, 2,000,000 and 2,000,000 shares
    issued and outstanding respectively                 2,000    2,000
  Capital in excess of par value                       47,362   47,362
  Earnings(deficit) accumulated during the             11,189   (3,790)
    development stage                               _________ ________

    Total Stockholders' Equity                         60,551   45,572
                                                    _________ ________

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY            $64,195  $56,572
                                                    ========= ========

                 See Notes to Condensed Financial Statements.

                         FIRST GROWTH INVESTORS, INC.
                         (A Development Stage Company)

                       CONDENSED STATEMENT OF OPERATIONS
                                  (Unaudited)

                                 For the Three   For the Nine    Cumulative
                                 Months Ended    Months Ended    During the
                                 September 30,   September 30,   Development
                                 1999    1998     1999   1998     Stage

REVENUE
  Sales                              $0      $0  $76,138     $0   $76,138
  Costs of goods sold            (1,500)      0  (56,088)     0   (56,088)
                                _________________________________________

    Gross profit                 (1,500)      0   20,050      0    20,050
                                _________________________________________

EXPENSES
  Professional fees                 395       0    2,200    975     4,175
  Fees and licenses                  62     142       77    186     1,468
  Interest expense                    0     284        0    843     1,174
  Amortization expense               50      50      150    150       400
                                _________________________________________

    Total expenses                  507     476    2,427  2,154     7,217
                                _______________ _________________________

INCOME(LOSS) FROM OPERATIONS     (2,007)   (476)  17,623 (2,154)   12,833
                                _______________ _________________________

OTHER INCOME AND (EXPENSE)
  Other income                        0       0        0  1,000     1,000
                                _______________ _________________________

NET INCOME BEFORE TAXES          (2,007)   (476)  17,623 (1,154)   13,833

  Provision for income taxes        301       0   (2,644)     0    (2,644)
                                _________________________________________

NET INCOME (LOSS)               $(1,706) $(476)  $14,979$(1,154)  $11,189
                                =============== =========================
EARNINGS(LOSS) PER SHARE          $0.00  $0.00     $0.01  $0.00  $   0.01
                                =============== =========================

                 See Notes to Condensed Financial Statements.

                         FIRST GROWTH INVESTORS, INC.
                         (A Development Stage Company)

                       CONDENSED STATEMENT OF CASH FLOWS
                                  (Unaudited)

                                     For the Three  For the Nine  Cumulative
                                     Months Ended   Months Ended  During the
                                     September 30,  September 30, Development
                                      1999   1998    1999   1998     Stage

CASH FLOWS FROM OPERATING ACTIVITIES
  Sale of inventory                     $0     $0 $30,420     $0    $30,420
  Organization costs                     0      0       0      0     (1,000)
  Cash paid for inventory and       (1,500)     0  (1,500)     0    (56,088)
    related costs
  Cash paid to suppliers and others(13,239)  (430)(15,059)(5,398)   (17,685)
  Cash paid for interest                 0      0       0      0       (914)
                                   ________________________________________

    Net Cash Provided (Used) by    (14,739)  (430) 13,861 (5,398)   (45,267)
    Operating Activities           ______________ _________________________

CASH FLOWS FROM INVESTING ACTIVITIES     0      0       0      0          0
                                   ______________ _________________________

CASH FLOWS FROM FINANCING ACTIVITIES
  Sale of common stock                   0      0       0      0     55,050
  Direct costs of common stock sale      0      0       0      0     (5,688)
  Deferred offering costs           (5,000)     0  (5,000)     0     (5,000)
  Proceeds from short term advance   1,000      0   1,000      0     22,000
    and loan
  Loan payments                          0      0 (11,000)     0    (21,000)
                                   ______________ _________________________

    Net Cash Provided (Used) by     (4,000)     0 (15,000)     0     45,362
    Financing Activities           ______________ _________________________

NET INCREASE (DECREASE) IN CASH    (18,739)  (430) (1,139)(5,398)        95

CASH  -  BEGINNING OF PERIOD        18,834  1,272   1,234  6,240          0
                                   ______________ _________________________

CASH  -  END OF PERIOD                 $95   $842     $95   $842        $95
                                   ========================================

RECONCILIATION OF NET INCOME TO
NET CASH PROVIDED(USED) BY
OPERATING ACTIVITIES

NET INCOME (LOSS)                  $(1,706) $(476)$14,979$(1,154)   $11,189
                                   ______________ _________________________

Adjustments to reconcile net income
(loss) to net cash provided(used)
by operating activities
  Amortization of organization costs    50     50    150     150        400
  Change in assets and liabilities
   (Increase) decrease in accounts  45,718      0      0       0          0
    receivable
   (Increase)decrease in inventory (58,500)     0 (3,912) (4,886)   (58,500)
   (increase)decrease in prepaid         0      0      0     500          0
    expenses
   (Increase) in organization costs      0      0      0       0     (1,000)
   Increase (decrease) in accounts       0      0      0       0          0
    payable
   Increase (decrease) in accrued        0     (4)     0      (8)         0
    interest
   Increase in estimated income tax   (301)     0  2,644       0      2,644
    payable                        ________________________________________

     Total Adjustments             (13,033)    46 (1,118) (4,244)   (56,456)
                                   ______________ _________________________

NET CASH (USED) BY OPERATING      $(14,739) $(430)$13,861$(5,398)  $(45,267)
ACTIVITIES                         ========================================

                 See Notes to Condensed Financial Statements.

                FIRST GROWTH INVESTORS, INC.
               (A Development Stage Company)

          NOTES TO UNAUDITED FINANCIAL STATEMENTS

  NOTE 1  -  CONDENSED FINANCIAL STATEMENTS

       The Company, without audit, has prepared the accompanying financial statements. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operation and cash flows at September 30, 1999 and 1998 and for all periods presented have been made.

       Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1998 audited financial statements. The results of operations for the periods ended September 30, 1999 and 1998 are not necessarily indicative of the operating results for the full year.

ITEM 2:  MANAGEMENT'S DISCUSSION & ANALYSIS OR PLAN OF OPERATIONS

     The Company was incorporated September 9, 1997. Upon inception, the Company issued 1,750,000 shares of common stock to its founding stockholders. On October 15, 1997, the Company commenced a public offering of up to 250,000 shares of its common stock, in reliance upon Rule 504 of Regulation D, promulgated by the U.S. Securities & Exchange Commission under the Securities Act of 1933. The offering closed in November, 1997. Pursuant thereto, the Company sold 250,000 shares, increasing the total issued and outstanding common stock to 2,000,000 shares. In July, 1999, the Company filed a registration statement on Form SB-2 with the U.S. Securities & Exchange Commission under the Securities Act of 1933, to register the distribution and exercise of warrants. This registration statement was declared effective on October 8, 1999. At that time the Company became subject to the information requirements of the Securities Exchange Act of 1934. Accordingly, the Company will file annual and quarterly reports and other information with the Commission, starting with this report on Form 10-QSB. No securities have yet been sold pursuant to this offering.

PLAN OF OPERATIONS.

     Management's plan of operation for the next twelve months is to continue using existing capital and any funds from exercise of warrants in the offering to acquire another inventory of select wines to hold for investment and resale, and also to provide general working capital during the next twelve months. Under this plan of operations First Growth Investors has no specific capital commitments and the timing of capital expenditures will depend upon the receipt of additional funds from warrant exercise or elsewhere, none of which is assured. Cash flows will also depend upon the timing of sale of the wines, which is also not assured, and receipt of the proceeds from these sales. We have not determined how long existing capital can satisfy any cash requirements, but we do not presently anticipate that we will have to raise additional funds within the next twelve months. While we do not anticipate any need to raise additional capital, we believe First Growth Investors will have the opportunity to invest whatever additional funds may be received from the exercise of warrants in purchasing additional vintages of investment grade wines. We do not anticipate any capital commitments for product research and development or significant purchases of plant or equipment, or any change in the number of employees.

     Initially, we purchased eleven different vintages of investment grade wines at a cost of $54,588. During the first quarter of 1999, we sold these wines for $76,138. We made these purchases, and all purchases to date, from non affiliated third parties. We did not purchase any of the inventory from, or sell any of the inventory to, persons affiliated with First Growth Investors.

                     PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     None.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

     (a)  None.

     (b)  None.

     (c) See Part I, Item 1 (financial statements) and Item 2 (management's discussion) for financial information and a discussion regarding use of proceeds.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 5.  OTHER INFORMATION

     None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     None

                              SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              FIRST GROWTH INVESTORS, INC.



Date:  November 22, 1999                by:   /s/ Pam Jowett
                                   Pam Jowett, President & Director