Form 10KSB
period 1999-12-31
FIRST GROWTH INVESTORS INC
filed 2000-04-04
CIK 1047857

U.S. SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C.  20549

                             FORM 10-KSB

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 1999    Commission File No. 333-83125

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from           to           .

                     FIRST GROWTH INVESTORS, INC.
            (Name of small business issuer in its charter)

           Nevada                                            87-0569467
State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization                             Identification No.)

           2508 South 1300 East, Salt Lake City, Utah 84106
         (Address of principal executive offices)  (zip code)

Issuer's telephone number, including area code:  (801) 466-7808

Securities registered under Section 12(b) of the Exchange Act:  None

Securities registered under Section 12(g) of the Act:  None

Check whether the Issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Issuer was required to file such reports) and (2) has been subject to such filing requirements for
the past 90 days.                                Yes   X      No

Check if no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of the Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any
amendment to this Form 10-KSB. (Not applicable)                  [   ]

The Issuer's revenues for its most recent fiscal year.    $ 87,938.00

As of April 4, 2000, the aggregate market value of voting stock held by non-affiliates was approximately $100,000.

The number of shares outstanding of the Issuer's common stock at December 31, 1999: 2,000,000

                                PART I

ITEM 1.   DESCRIPTION OF BUSINESS

     (A)  BUSINESS DEVELOPMENT.

     First Growth Investors, Inc. (the "Company") was incorporated under the laws of the State of Nevada on September 9, 1997. In connection with the organization, the founders contributed $5,050 cash to initially capitalize First Growth Investors in exchange for 1,750,000 shares of common stock.

     On October 15, 1997, First Growth Investors commenced a public offering of up to 250,000 shares of its common stock, in reliance upon Rule 504 of Regulation D, promulgated by the U.S. Securities & Exchange Commission under the Securities Act of 1933. The offering closed in November, 1997. We sold 250,000 shares of common stock, at $.20 per share, and raised gross proceeds of $50,000 increasing the total issued and outstanding common stock to 2,000,000 shares.

     The Company then registered a public offering of its securities. First Growth Investors declared a distribution of 1,000,000 common stock purchase warrants to shareholders of record as of September 30, 1999. The Company filed with the Securities and Exchange Commission a registration statement on Form SB-2, Commission File No. 333-83125, which became effective October 8, 1999. Pursuant thereto the Company then distributed 1,000,000 warrants. The warrants are exercisable at $1.00 per share, on or before June 30, 2002.

     (B)  BUSINESS OF COMPANY.

     First Growth Investors was formed to take advantage of what management believes is a money making opportunity that can be realized through buying, selling and investing in select vintages of wines. The philosophy is simple; buy California's and France's premier red wines when they are first released and hold them for investment, appreciation and later resale, then sell the wines after a 12 to 24 month period. It is anticipated, but we cannot assure, that the appreciation of the wines will be greatest within this period. We will then take any proceeds from investment, roll it over, and reinvest in the next release of the wines.

     First Growth Investors purchases the actual wines directly from suppliers rather than purchasing futures contracts, and will not be purchasing futures contracts. Management is aware of companies that supply wines for various purposes including investment, from which First Growth Investors acquires the wines it holds for investment. These companies conduct research regarding the world's top wines and will provide educated recommendations to management about the specific wines that can be purchased for investment and are likely to appreciate in value over time. These companies buy and sell wines held for investment from collectors and charge a commission of 10% to 15% for the services. They also typically provide for a fee suitable temperature controlled storage facilities in which to keep the wines while they age.
                                    2

     To date, First Growth Investors has purchased and sold all its wine investments through Nevada Wine Company, using the brokerage and other services provided by that company. Nevada Wine Company is not affiliated with First Growth Investors or its principals. Nevada Wine Company is a six year old Las Vegas based company that supplies wine for many large and small businesses and also sells many of the world's finest wines to collectors or to others who just want a good bottle of wine to drink. These wines range from good inexpensive wine to wines worth hundreds of dollars.

     In November, 1997, First Growth Investors used the proceeds of its recently completed offering to purchase several vintages of investment grade wines. These were all sold during the first quarter of 1999. In July and August of 1999, First Growth Investors reinvested the amounts received or to be received from the initial sales in other vintages of investment grade wines, which it is still holding.

     The following table shows the wine investments First Growth Investors has purchased and sold so far.

Qty  Description                         Price         Sale Price     Profit

198  1994 Opus One                       17,014.14      25,740.00     8,725.86
 60  1994 Caymus Special Select           6,330.00       9,540.00     3,210.00
 48  1994 Joseph Phelps Insignia          3,036.00       4,320.00     1,284.00
  1  1994 Dalle Valle Maya                  287.50         400.00       112.50
 84  1994 Caymus Special Select           9,240.00      13,356.00     4,116.00
  3  1993 Beringer Reserve 3.0 1          1,035.00       1,200.00       165.00
 10  Turley Zinfandel & Petite              920.00       1,350.00       430.00
 24  1994 Silverado Cabernet              1,440.00       1,728.00       288.00
126  1994 Robert Mondavi Res. Ca          7,560.00      10,080.00     2,520.00
 36  1994 Opus One                        3,105.00       4,680.00     1,575.00
 24  1994 Hartwell                        3,120.00       3,744.00       624.00
276  1990 Dom Perignon                   35,880.00   Holding
174  1990 Dom Perignon                   22,620.00   Holding

     Wine investing, or using wines as an investment vehicle, is based on the principle of aging. Some wines are believed by professional connoisseurs to benefit from the aging process. As a result, these wines have the potential to become more valuable with the passage of time. Most investment grade wines are red wines, because white wines generally do not benefit from aging. Aging allows a fine red wine, on the other hand, to develop distinctive traits which are highly valued by connoisseurs. As a result of this aging process, the vintages of wines that are sought after as investment grade wines may increase several times in value as they are aged over a period of years, especially if the wines achieve a "First Growth" or top ranked classification as they are aged.

     There is absolutely no assurance that First Growth Investors will be successful in this venture. Management has no prior experience in this business or industry and will have to rely on the advice of others. However, the initial purchase of wines, an investment costing about $50,000.00, was subsequently sold for an amount which generated a gross profit in excess of $20,000. Management believes that any additional funds that may be received from exercise of warrants can similarly be used to increase the amounts of purchases or investments First Growth Investors can make.

ITEM 2.   PROPERTIES

     First Growth Investors has no office facilities and does not presently anticipate the need to lease commercial office space or facilities, but for the time being uses the address of the President as the business address. We may lease commercial office facilities at such time in the future as our operations have developed to the point where the facilities are needed, but we have no commitments or arrangements for any facilities, and there is no assurance regarding the future availability of commercial office facilities or terms on which we may be able to lease facilities in the future, nor any assurance regarding length of time the present arrangement may continue. In connection with the purchase of an inventory of wines to hold for investment and resale, First Growth Investors has leased from third parties or otherwise paid for the use of temperature controlled or otherwise suitable storage facilities for the wines.

ITEM 3.   LEGAL PROCEEDINGS.

     The Company is not a party to any material pending legal proceedings and, to the best of its knowledge, no action has been threatened by or against the Company.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matter was submitted to a vote of security holders through the solicitation of proxies or otherwise during the fourth quarter of the fiscal year covered by this report.

                               PART II

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     (A)  MARKET INFORMATION.

     The Company's initial public offering was not closed until late November, 1997. The Common Stock of the Company did not begin until October, 1998 to be quoted on the Electronic Bulletin Board maintained by the National Association of Securities Dealers, Inc. Our common stock is quoted under the symbol FGIV, but has not been traded in the over-the-counter market except on a very limited and sporadic basis. The only bid quotation has been $.40. The following sets forth high and low bid price quotations for each calendar quarter during the last two fiscal years that trading occurred or quotations were available. Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

     Quarter Ended                 High                Low
     March 31, 1998                (No shares traded)
     June 30, 1998
     September 30, 1998
     December 31, 1998             $.40                $.40

     March 31, 1999                $.40                $.40
     June 30, 1999                 $.40                $.40
     September 30, 1999            $.40                $.40
     December 31, 1999             $.40                $.40

     (B)  HOLDERS.

     As of April 4, 2000, there were about 44 record holders of the Company's Common Stock.

     (C)  DIVIDENDS.

     First Growth Investors has not previously paid any cash dividends on common stock and does not anticipate or contemplate paying dividends on common stock in the foreseeable future. Our present intention is to utilize all available funds for the development of our business. The only restrictions that limit the ability to pay dividends on common equity or that are likely to do so in the future, are those restrictions imposed by law. Under Nevada corporate law, no dividends or other distributions may be made which would render a company insolvent or reduce assets to less than the sum of liabilities plus the amount needed to satisfy outstanding liquidation preferences.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

PLAN OF OPERATIONS.

     Management's plan of operation for the next twelve months is to continue using existing capital and any funds from exercise of warrants in this offering to acquire another inventory of select wines to hold for investment and resale, and also to provide general working capital during the next twelve months. Under this plan of operations First Growth Investors has no specific capital commitments and the timing of capital expenditures will depend upon the receipt of additional funds from warrant exercise or elsewhere, none of which is assured. Cash flows will also depend upon the timing of sale of the wines, which is also not assured, and receipt of the proceeds from these sales. We have not determined how long existing capital can satisfy any cash requirements, but we do not presently anticipate that we will have to raise additional funds within the next twelve months. While we do not anticipate any need to raise additional capital, we believe First Growth Investors will have the opportunity to invest whatever additional funds may be received from the exercise of warrants in purchasing additional vintages of investment grade wines. We do not anticipate any capital commitments for product research and development or significant purchases of plant or equipment, or any change in the number of employees.

     Initially, we purchased eleven different vintages of investment grade wines at a cost of $54,588. During the first quarter of 1999, we sold these wines for $76,138. We made these purchases, and all purchases to date, from non affiliated third parties. We did not purchase any of the inventory from, or sell any of the inventory to, persons affiliated with First Growth Investors.

ITEM 7.   FINANCIAL STATEMENTS.

     See attached Financial Statements and Schedules.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     There are not and have not been any disagreements between the Company and their accountants on any matter of accounting principles or practices or financial statement disclosure.

                               PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

     (A)  IDENTIFY DIRECTORS AND EXECUTIVE OFFICERS.

     The following table sets forth the sole director and executive officer of the Company, her age, and all offices and positions with the Company. A director is elected for a period of one year and thereafter serves until her successor is duly elected by the stockholders and qualifies. Officers and other employees serve at the will of the Board of Directors.

                         Term Served As     Positions
Name of Director  Age    Director/Officer   With Company

Pam Jowett        46     Since inception    President &
                                            Secretary/Treasurer

     A brief description of her background and business experience is as follows:

     PAM JOWETT serves as President, Secretary/Treasurer and Director of the Company. Ms. Jowett has been self employed for many years as a nail technician in the beauty industry. Ms. Jowett has no prior experience in the business of buying, selling and investing in wines, and will have to rely on the advice of other persons on the purchase of suitable wines.

     The director holds no directorships in any other company subject to the reporting requirements of the Securities Exchange Act of 1934.

     (B)  IDENTIFY SIGNIFICANT EMPLOYEES.

     None other than the person previously identified.

     (C)  FAMILY RELATIONSHIPS.

     None

     (D)  INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS.

     Except as described herein, no present officer or director of the Company; 1) has had any petition filed, within the past five years, in Federal Bankruptcy or state insolvency proceedings on such person's behalf or on behalf of any entity of which such person was an officer or general partner within two years of filing; or 2) has been convicted in a criminal proceeding within the past five years or is currently a named subject of a pending criminal proceeding; or 3) has been the subject, within the past five years, of any order, judgment, decree or finding (not subsequently reversed, suspended or vacated) of any court or regulatory authority involving violation of securities or commodities laws, or barring, suspending, enjoining or limiting any activity relating to securities, commodities or other business practice.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT The Issuer is not subject to Section 16(a).

ITEM 10.  EXECUTIVE COMPENSATION.

     The Company has not paid any cash compensation to its executive officer to date.

COMPENSATION OF DIRECTORS     None

EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT AND CHANGE-IN-CONTROL ARRANGEMENTS

     The Company has not entered into any contracts or arrangements with any named executive officer which would provide such individual with a form of compensation resulting from such individual's resignation, retirement or any other termination of such executive officer's employment with the Company or its subsidiary, or from a change-in-control of the Company or a change in the named executive officer's responsibilities following a change-in-control.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table contains stock ownership information about officers or directors, and other stockholders who we know to be beneficial owners of more that 5% of our stock. A beneficial owner of stock is any person who has or shares the power to decide how to vote or whether to dispose of the stock.

                      Title of  Amount & Nature of   % of
Name and Address       Class    Beneficial Ownership Class

Pam Jowett             Common   1,575,000 shares       79%
2508 S. 1300 E.
SLC, UT 84106

Lynn Dixon             Common     175,000 shares        9%
311 S. State, #460
SLC, UT 84111

All officers and       Common   1,575,000 shares       79%
directors as a
group (1 person)

     The foregoing amounts include all shares these persons are deemed to beneficially own regardless of the form of ownership. See "Certain Transactions."

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The Company has entered into certain transactions with officers, directors or affiliates of the Company which include the following:

     In connection with our organization, initial stockholders paid an aggregate of $5,050 cash to purchase 1,750,000 shares of Common Stock at a price of $.0029 per share.

     Except as disclosed in this item, in notes to the financial statements or elsewhere in this report, the Company is not aware of any indebtedness or other transaction in which the amount involved exceeds $60,000 between the Company and any officer, director, nominee for director, or 5% or greater beneficial owner of the Company or an immediate family member of such person; nor any relationship in which a director or nominee for director of the Company was also an officer, director, nominee for director, greater than 10% equity owner, partner, or member of any firm or other entity which received from or paid the Company, for property or services, amounts exceeding 5% of the gross annual revenues or total assets of the Company or such other firm or entity.

                               PART IV

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

     (A) EXHIBITS to this report are all documents previously filed which are incorporated herein as exhibits to this report by reference to registration statements and other reports previously filed by the Company pursuant to the Securities Act of 1933 and the Securities Exchange Act of 1934.

     (B) REPORTS ON FORM 8-K have not been filed during the last quarter of the fiscal year ended December 31, 1999.

                              SIGNATURES


In accordance with Section 12 of the Securities Exchange Act of 1934, the registrant caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.


FIRST GROWTH INVESTORS, INC.



By:     /s/ Pam Jowett                   Date:   April 4, 2000
     Pam Jowett, President and Secretary/Treasurer
     Chief Executive Officer and
     Chief Financial Officer


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and the dates indicated.



By:      /s/ Pam Jowett             Date:    April 4, 2000
     Pam Jowett, President and Secretary/Treasurer
     Chief Executive Officer and
     Chief Financial Officer

Supplemental Information to be Furnished With Reports Filed Pursuant to
Section 15(d) of the Exchange Act by Non Reporting Issuers

No annual report or proxy statement has been sent to security holders.

                    FIRST GROWTH INVESTORS, INC.
                   (A Development Stage Company)

                        FINANCIAL STATEMENTS

           FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998

                                WITH

                    INDEPENDENT AUDITOR'S REPORT

                    FIRST GROWTH INVESTORS, INC.
                   (A Development Stage Company)




                              CONTENTS


                                                                PAGE


  Independent Auditor's Report                                     1

  Balance Sheets                                                   2

  Statements of Operations                                         3

  Statement of Stockholders' Equity                                4

  Statements of Cash Flows                                         5

  Notes to Financial Statements                                  6-7

  Independent Auditor's Report

  Board of Directors
  FIRST GROWTH INVESTORS, INC.
  Salt Lake City, Utah

  I have audited the accompanying balance sheets of First Growth Investors, Inc. (A development stage company) as of December 31, 1999 and 1998 and the related statements of operations, stockholders' equity and cash flows for the years then ended and from inception (September 9, 1997) to December 31, 1999. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on the financial statements based on my audits.

  I conducted my audits in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audits provide a reasonable basis for my opinion.

  In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of First Growth Investors, Inc. (A development stage company) as of December 31, 1999 and 1998, and the results of its operations and its cash flows for the years then ended and from Inception (September 9, 1997) to December 31, 1998 in conformity with generally accepted accounting principles.

  As discussed in Note 1 to the financial statements under organization costs, the Company in 1999 changed it method of accounting for the costs of organizing the Company.



  Salt Lake City, Utah
  March 27, 1998

                         FIRST GROWTH INVESTORS, INC.
                         (A Development Stage Company)

                                BALANCE SHEETS

                                    ASSETS

                                                     December 31, December 31,
                                                          1999         1998

CURRENT ASSETS:
  Cash in bank                                           $10,703       $1,234
  Deferred costs - warrants registration                  14,476            0
  Inventory                                               45,500       54,588
                                                     ________________________

     Total Current Assets                                 70,679       55,822
                                                     ___________ ____________

OTHER ASSETS:

  Organization costs, net of amortization of                   0          750
    $-0- and $250                                    ___________ ____________

    Total Other Assets                                         0          750
                                                     ___________ ____________

TOTAL ASSETS                                             $70,679      $56,572
                                                     =========== ============

                   LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES:
  Accounts payable                                            $0           $0
  Accrued interest payable                                    70            0
  Income tax payable                                       1,905            0
  Stockholder loan payable                                 3,000            0
  Short term advance                                       6,100       11,000
                                                     ___________ ____________

    Total Current Liabilities                             11,075       11,000
                                                     ___________ ____________

STOCKHOLDERS' EQUITY:
  Preferred stock; $.001 par value, 1,000,000 shares
    authorized, no shares issued and outstanding               0            0
  Common Stock; $.001 par value, 24,000,000 shares
    authorized 2,000,000 shares issued and outstanding     2,000        2,000
  Capital in excess of par value                          47,362       47,362
  Earnings (deficit) accumulated during the               10,242       (3,790)
    development stage                                ___________ ____________

    Total Stockholders' Equity                            59,604       45,572
                                                     ___________ ____________

TOTAL LIABILITIES AND STOCKHOLDERS'  EQUITY              $70,679      $56,572
                                                     =========== ============

The accompanying notes are an integral part of these financial statements.

                         FIRST GROWTH INVESTORS, INC.
                         (A Development Stage Company)

                           STATEMENTS OF OPERATIONS

                                                                 Earnings
                                                                 (Deficit)
                                        For The      For The    Accumulated
                                       Year Ended   Year Ended  During The
                                      December 31, December 31, Development
                                             1999      1998       Stage
REVENUE:
  Sales                                    $87,938        $0     $87,938
  Costs of goods sold                      (70,268)        0     (70,268)
                                         _________ _________ ___________

    Gross profit                            17,670         0      17,670
                                         _________ _________ ___________

EXPENSES:
  Professional fees                            718       975       2,693
  Fees and licenses                            195       221       1,586
  Amortization expense                           0       200         250
                                         _________ _________ ___________

                                               913     1,396       4,529
                                         _________ _________ ___________

INCOME (LOSS) FROM OPERATIONS               16,757    (1,396)     13,141

OTHER INCOME (EXPENSE)
  Other income                                   0     1,000       1,000
  Interest expense                             (70)   (1,044)     (1,244)
                                         _________ _________ ___________

NET INCOME BEFORE INCOME TAXES              16,687    (1,440)     12,897
  Provision for income taxes                (1,905)        0      (1,905)
                                         _________ _____________________

NET INCOME (LOSS) BEFORE CUMULATIVE
EFFECT OF ACCOUNTING CHANGE                 14,782    (1,440)     10,992
  Cumulative effect of accounting change      (750)        0        (750)
    for organization costs               _________ _____________________

NET INCOME (LOSS)                          $14,032   $(1,440)    $10,242
                                         ========= ========= ===========

EARNINGS (LOSS) PER SHARE BEFORE
ACCOUNTING CHANGE                            $0.01     $0.00       $0.01
                                         ========= ========= ===========

CUMULATIVE EFFECT OF ACCOUNTING CHANGE       $0.00     $0.00       $0.00
                                         ========= ========= ===========

EARNINGS (LOSS) PER SHARE                    $0.01     $0.00       $0.01
                                         ========= ========= ===========

The accompanying notes are an integral part of these financial statements.

                         FIRST GROWTH INVESTORS, INC.
                         (A Development Stage Company)

                       STATEMENT OF STOCKHOLDERS' EQUITY

                                                                    Earnings
                                                                    (Deficit)
                                                                   Accumulated
                                                        Capital in During the
                                           Common Stock  Excess of Development
                                           Shares Amount Par Value   Stage

BALANCE, September 9, 1997 (inception)          0    $0      $0         $0

Shares issued to initial stockholders
  for cash, September 18, 1997 at       1,750,000 1,750   3,300          0
  approximately $.0029 per share

Shares issued upon completion of offering
  of stock to the public at $.20 per      250,000   250  49,750          0
  share, November 1997

Direct costs of the offering of common          0     0  (5,688)         0
  stock to the public

Net income (loss) from September 9, 1997
(inception) to December 31, 1997                0     0       0     (2,350)
                                        __________________________________

BALANCE, December 31, 1997              2,000,000 2,000  47,362     (2,350)

Net income (loss) for the year ended            0     0       0     (1,440)
 December 31, 1998                      __________________________________

BALANCE, December 31, 1998              2,000,000 2,000  47,362     (3,790)

Net income (loss) for the year ended            0     0       0     14,032
 December 31, 1999                      __________________________________

BALANCE, December 31, 1999              2,000,000$2,000 $47,362    $10,242
                                        ==================================

The accompanying notes are an integral part of these financial statements.

                         FIRST GROWTH INVESTORS, INC.
                         (A Development Stage Company)

                           STATEMENTS OF CASH FLOWS

                                                                    Earnings
                                                                    (Deficit)
                                            For The     For The    Accumulated
                                          Year Ended   Year Ended   During The
                                         December 31, December 31, Development
                                               1999       1998        Stage

CASH FLOWS FROM OPERATING ACTIVITIES:
  Sales                                      $87,938          $0      $87,938
  Organization costs                               0           0       (1,000)
  Cash paid for inventory and related costs  (61,110)          0     (115,698)
  Cash paid to suppliers and others             (913)       (836)      (3,289)
  Cash paid for interest                         (70)       (914)        (984)
                                          __________ ___________ ____________

    Cash Flows (Used) by Operating            25,845      (1,750)     (33,033)
    Activities                            __________ ___________ ____________

CASH FLOW FROM INVESTING ACTIVITIES:               0           0            0
                                          __________ ___________ ____________

CASH FLOWS FROM FINANCING ACTIVITIES:
  Stockholder loan                             3,000           0        3,000
  Sale of common stock                             0           0       55,050
  Direct costs of common stock sale                0      (4,006)      (5,688)
  Direct costs of warrants registration      (14,476)          0      (14,476)
  Proceeds from short term advance and loan    6,100      11,000       27,100
  Loan payment                               (11,000)    (10,250)     (21,250)
                                          __________ ___________ ____________

    Cash Flows Provided (Used) by            (16,376)     (3,256)      43,736
    Financing Activities                  __________ ___________ ____________

NET INCREASE (DECREASE) IN CASH                9,469      (5,006)      10,703

CASH - BEGINNING OF PERIOD                     1,234       6,240            0
                                          __________ ___________ ____________

CASH - END OF PERIOD                         $10,703      $1,234      $10,703
                                          ========== =========== ============
RECONCILIATION OF NET INCOME(LOSS) TO NET
CASH PROVIDED(USED) BY OPERATING ACTIVITIES

NET INCOME (LOSS)                            $14,032     $(1,440)     $10,242
                                          __________ ___________ ____________

Adjustment to reconcile net income (loss)
  to net cash provided(used) by operating
  activities
    Amortization of organization costs             0         200          250
    Cumulative change in accounting principle    750           0          750
    Changes in assets and liabilities
      (Increase)decrease in inventory          9,088           0      (45,500)
      Decrease in prepaid expenses                 0         500            0
      (Increase)in organization costs              0           0       (1,000)
      (Decrease)in accounts payable                0        (880)           0
      Increase(decrease) in accrued interest      70        (130)          70
      Increase in income tax payable           1,905           0        1,905
      Increase in note payable                     0           0          250
                                          __________ ___________ ____________

        Total Adjustments                     11,813        (310)     (43,275)
                                          __________ ___________ ____________

NET CASH PROVIDED(USED) BY OPERATING         $25,845  $   (1,750)  $  (33,033)
ACTIVITIES                                ========== =========== ============

The accompanying notes are an integral part of these financial statements.

                    FIRST GROWTH INVESTORS, INC.
                 (A Development Stage Company)

                 NOTES TO FINANCIAL STATEMENTS

NOTE   1  -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Organization - The Company was organized under the laws of the State of Nevada on September 9, 1997 and has elected a fiscal year end of December 31st. The Company was formed for the purpose of engaging in any lawful business practice. The Company has acquired an inventory of select wines to hold for investment and resale. The Company is considered a development stage company as defined in SFAS No. 7. The Company, has at the present time, not paid any dividends and any dividends that may be paid in the future will depend upon the financial requirements of the Company and other relevant factors.

     Net Earnings Per Share - The computation of net income (loss) per share of common stock is based on the weighted average number of shares outstanding during the period presented.

     Organization Costs - The Company was amortizing its organization costs, which reflect amounts expended to organize the Company, over sixty (60) months using the straight-line method. In 1998, the Accounting Standards Executive Committee (AcSEC) of the American Institute of Certified Public Accountants issued Statement of Position (SOP) 98-5, "Reporting on the Costs of Start-up Activities." The SOP requires costs of start-up activities and organization cost to be expensed as incurred. During 1999, the Company adopted the SOP and recognized a charge for the cumulative effect of accounting change of $750.

     Income Taxes - Income tax expenses includes federal and state taxes currently payable and deferred taxes arising from temporary differences between income for financial reporting and income tax purposes.

     Cash and Cash Equivalents - For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. At December 31, 1999 and 1998 the Company did not have non-cash investing and financing activities.

     Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Inventory   -   Inventory consists of finished product purchased
     for resale and is stated at the lower of cost determined by the FIFO Method or Market.

NOTE   2  -  COMMON STOCK TRANSACTIONS

     The Company on September 18, 1997 sold 1,750,000 shares of common stock to initial stockholders at approximately $.0029 per share for $5,050.

     During November 1997, the Company completed an offering of its common stock wherein it sold shares of the Company's common stock to the public at $.20 per share for a total of $50,000. Direct costs of the offering were $5,688.

                  FIRST GROWTH INVESTORS, INC.
                 (A Development Stage Company)

                 NOTES TO FINANCIAL STATEMENTS


NOTE   2  -  COMMON STOCK TRANSACTIONS - CONTINUED

     The Company, has completed a registration of common stock warrants during 1999. The cost of registering the warrants was $ 14,476 and is shown on the balance sheet as a deferred cost. At December 31, 1999, the Company had outstanding warrants to purchase 1,000,000 shares of the Company's common stock, at $1.00 per share. The warrants are exercisable prior to June 30, 2002. At December 31, 1999, none of the warrants had been exercised.

NOTE    3  -  RELATED PARTY TRANSACTIONS

     An officer of the Company is providing a mailing address to the Company without charge. This service has been determined by the Company to have only nominal value. As of December 31, 1999 and 1998 no compensation has been paid or accrued to any officers or directors of the Corporation.

NOTE    4  -  INCOME TAXES

     At December 31, 1999, the Company had income taxes payable of $1,905 with no deferred taxes payable. At December 31, 1998, the Company had no current or deferred income taxes due to an operating loss for the year. Prior to 1999, the Company had net operating losses (NOL) of $3,790 which were carried forward to offset 1999 operating income. Use of the NOL carryover reduced inome tax expense by $569.

NOTE    5  -  NOTE PAYABLE AND SHORT TERM ADVANCES

     During 1999, a business advance $6,100 to the Company. The advance was unsecured and non interest bearing and was repaid in February of 2000. Also during 1999, a stockholder has advance $3,000 to the Company on an unsecured basis. The loan is due upon demand and carries interest at 10% per annum.

     On November 30, 1998, the Company borrowed $11,000 from a business on a short term non interest bearing advance. The advance was repaid January 22, 1999.