Form 10QSB
period 2000-03-31
FIRST GROWTH INVESTORS INC
filed 2000-05-12
CIK 1047857

U.S. SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C.  20549

                             FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED:  March 31, 2000

                                  OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  COMMISSION FILE NUMBER:  333-83125

                     FIRST GROWTH INVESTORS, INC.
        (Exact name of registrant as specified in its charter)


           NEVADA                                   87-0569467
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

The number of $.001 par value common shares outstanding at March 31, 2000:
2,000,000

                    PART I - FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS

     See attached.

                    FIRST GROWTH INVESTORS, INC.
                   (A Development Stage Company)

                        FINANCIAL STATEMENTS

                 THREE MONTHS ENDED MARCH 31, 2000
                            (UNAUDITED)

                                AND

                    YEAR ENDED DECEMBER 31, 1999

                                WITH

               INDEPENDENT ACCOUNTANT'S REVIEW REPORT

  INDEPENDENT ACCOUNTANT'S REVIEW REPORT

  Board of Directors and Stockholders
  FIRST GROWTH INVESTORS, INC.


  I have reviewed the accompanying balance sheet of First Growth
  Investors, Inc. as of March 31, 2000, and the related statements of operations, and cash flows for the three months ended March 31, 2000 and 1999. These financial statements are the responsibility of the management of First Growth Investors, Inc.

  I conducted my review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial statements consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, I do not express such an opinion.

  Based on my review, I am not aware of any material modifications that should be made to the accompanying financial statements in order for them to be in conformity with generally accepted accounting principles.

                                          /s/ David T. Thomson, P.C.



  Salt Lake City, Utah
  May 10, 2000

                         FIRST GROWTH INVESTORS, INC.
                         (A Development Stage Company)

                                BALANCE SHEETS

                                    ASSETS

                                                       March 31,  December 31,
                                                          2000       1999
                                                      (Unaudited)

CURRENT ASSETS:
  Cash                                                     $3,193     $10,703
  Deferred cost - warrant registration                     14,476      14,476
  Inventory                                                45,500      45,500
                                                       __________ ___________

    Total Current Assets                                   63,169      70,679
                                                       __________ ___________

TOTAL ASSETS                                              $63,169     $70,679
                                                       ========== ===========

                     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                             $0          $0
  Accrued interest payable                                    145          70
  Income tax payable                                        1,905       1,905
  Stockholder loan payable                                  3,000       3,000
  Short term advance                                            0       6,100
                                                       __________ ___________

    Total Current Liabilities                               5,050      11,075
                                                       __________ ___________

STOCKHOLDERS' EQUITY:
  Preferred stock; $.001 par value, 1,000,000 shares
    authorized, no shares issued and outstanding                0           0
  Common stock; $.001 par value, 24,000,000 shares
    authorized, 2,000,000 shares issued and                 2,000       2,000
    outstanding both periods
  Capital in excess of par value                           47,362      47,362
  Earnings (deficit) accumulated during the                 8,757      10,242
    development stage                                  __________ ___________

    Total Stockholders' Equity                             58,119      59,604
                                                       __________ ___________

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                $63,169     $70,679
                                                       ========== ===========

                      See Notes to Financial Statements.
                  See Independent Accountant's Review Report

                         FIRST GROWTH INVESTORS, INC.
                         (A Development Stage Company)

                           STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                 For the Three     Cumulative
                                                 Months Ended      During the
                                                   March 31,       Development
                                                  2000    1999       Stage

REVENUE
  Sales                                             $0 $76,138       $87,938
  Cost of goods sold                                 0 (54,588)      (70,268)
                                              ______________________________

    Gross profit                                     0  21,550        17,670
                                              ______________________________

EXPENSES
  Professional fees                              1,380       0         4,073
  Fees and licenses                                 30       0         1,616
  Amortization expense                               0      50           250
                                              ______________________________

    Total expenses                               1,410      50         5,939
                                              ______________________________

INCOME (LOSS) FROM OPERATIONS-                  (1,410) 21,500        11,731

OTHER INCOME (EXPENSE)
  Other income                                       0       0         1,000
  Interest expense                                 (75)      0        (1,319)
                                              ______________________________

NET INCOME BEFORE INCOME TAXES                  (1,485) 21,500        11,412
  Provision for income taxes                         0  (3,225)       (1,905)
                                              ______________________________

NET INCOME (LOSS) BEFORE CUMULATIVE
EFFECT OF ACCOUNTING CHANGE                     (1,485) 18,275         9,507
  Cumulative effect of accounting change for
  organization costs                                 0       0         (750)
                                             ______________________________

NET INCOME (LOSS)                              $(1,485)$18,275       $8,757

EARNINGS (LOSS) PER SHARE BEFORE
ACCOUNTING CHANGE                                $0.00   $0.01        $0.00
                                             ==============================

CUMULATIVE EFFECT OF ACCOUNTING CHANGE           $0.00   $0.00        $0.00
                                             ==============================
EARNINGS (LOSS) PER SHARE                        $0.00   $0.01        $0.00
                                             ==============================


                      See Notes to Financial Statements.
                  See Independent Accountant's Review Report

                         FIRST GROWTH INVESTORS, INC.
                         (A Development Stage Company)

                           STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                 For the Three     Cumulative
                                                 Months Ended      During the
                                                   March 31,      Development
                                                  2000     1999      Stage

CASH FLOWS FROM OPERATING ACTIVITIES
  Sales                                              $0   $30,420    $87,938
  Organization costs                                  0         0     (1,000)
  Cash paid for inventory and related costs           0         0   (115,698)
  Cash paid to suppliers and others              (1,410)     (500)    (4,699)
  Cash paid for interest                              0         0       (984)
                                               _____________________________

     Net Cash Provided(Used) by                  (1,410)   29,920    (34,443)
     Operating Activities                      _____________________________

CASH FLOWS FROM INVESTING ACTIVITIES                  0         0          0
                                               _____________________________

CASH FLOWS FROM FINANCING ACTIVITIES
  Stockholder loan                                                     3,000
  Sale of common stock                                0         0     55,050
  Direct costs of common stock sale                   0         0     (5,688)
  Direct costs of warrants registration               0         0    (14,476)
  Proceeds from short term advance and loan           0         0     27,100
  Loan payment                                   (6,100)  (11,000)   (27,350)
                                               _____________________________

    Net Cash Provided (used) by Financing        (6,100)  (11,000)    37,636
    Activities                                 _____________________________

NET INCREASE (DECREASE) IN CASH                  (7,510)   18,920      3,193

CASH  -  BEGINNING OF PERIOD                     10,703     1,234          0
                                               _____________________________

CASH  -  END OF PERIOD                           $3,193   $20,154     $3,193
                                               =============================

RECONCILIATION OF NET INCOME(LOSS)TO NET
CASH PROVIDED(USED) BY OPERATING ACTIVITIES

NET INCOME (LOSS)                              $(1,485)   $18,275     $8,757
                                               _____________________________

Adjustment to reconcile net income(loss)to net
  cash provided(used) by operating activities
    Amortization of organization costs               0         50        250
    Cumulative change in accounting principle        0          0        750
    Changes in assets and liabilities
      (Increase) in accounts receivable              0    (45,718)         0
      (Increase) decrease in inventory               0     54,588    (45,500)
      Decrease in prepaid expenses                   0       (500)         0
      (Increase) in organization costs               0          0     (1,000)
      Increase (decrease) in accrued interest       75          0        145
      Increase in income tax payable                 0      3,225      1,905
      Increase in note payable                       0          0        250
                                               _____________________________

        Total Adjustments                           75     11,645    (43,200)
                                               _____________________________

NET CASH PROVIDED(USED)BY OPERATING ACTIVITIES $(1,410)   $29,920   $(34,443)
                                               =============================

                      See Notes to Financial Statements.
                  See Independent Accountant's Review Report

                    FIRST GROWTH INVESTORS, INC.
                   (A DEVELOPMENT STAGE COMPANY)

              NOTES TO UNAUDITED FINANCIAL STATEMENTS

  NOTE 1  -  CONDENSED FINANCIAL STATEMENTS

       The Company, without audit, has prepared the accompanying financial statements. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operation and cash flows at March 31, 2000 and 1999 and for all periods presented have been made.

       Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1999 audited financial statements. The results of operations for the periods ended March 31, 2000 and 1999 are not necessarily indicative of the operating results for the full year.

       .

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


                              FIRST GROWTH INVESTORS, INC.



Date:  May 12, 2000                by:   /s/ Pam Jowett
                                   Pam Jowett, President & Director