Form 10QSB
period 2000-06-30
FIRST GROWTH INVESTORS INC
filed 2000-08-10
CIK 1047857

U.S. SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C.  20549

                             FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED:  June 30, 2000

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

The number of $.001 par value common shares outstanding at June 30, 2000:
2,000,000

                    PART I - FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS

     See attached.













                    FIRST GROWTH INVESTORS, INC.
                   (A Development Stage Company)

                        FINANCIAL STATEMENTS

  SIX MONTHS ENDED JUNE 30, 2000 AND YEAR ENDED DECEMBER 31, 1999

                               WITH

               INDEPENDENT ACCOUNTANT'S REVIEW REPORT

       INDEPENDENT ACCOUNTANT'S REVIEW REPORT


       Board of Directors and Stockholders
       FIRST GROWTH INVESTORS, INC.

  I have reviewed the accompanying balance sheet of First Growth Investors, Inc. (a development stage company) as of June 30, 2000, and the related statements of operations and cash flows for the three and six month periods ended June 30, 2000 and 1999. These financial statements are the responsibility of the management of First Growth Investors, Inc.

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

  Based on by review, I am not aware of any material modifications that should be made to the accompanying financial statements in order for them to be in conformity with generally accepted accounting principles.



  Salt Lake City,  Utah
  August 2, 2000

              FIRST GROWTH INVESTORS, INC.
             (A Development Stage Company)

                     BALANCE SHEETS




                         ASSETS
                                                       June 30,    December 31,
                                                         2000          1999
                                                     (Unaudited)
CURRENT ASSETS:
  Cash in bank                                        $    55         $10,703
  Deferred costs - warrant registration                14,476          14,476
  Inventory                                            45,500          45,500

    Total Current Assets                               60,031          70,679

TOTAL ASSETS                                          $60,031         $70,679

          LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                    $     0         $     0
  Accrued interest payable                                225              70
  Income taxes payable                                      0           1,905
  Stockholder loan payable                              3,500           3,000
  Short term advance                                        0           6,100

    Total Current Liabilities                           3,725          11,075

STOCKHOLDERS' EQUITY:
  Preferred stock; $.001 par value, 1,000,000 shares
    authorized, no shares issued and outstanding            0               0
  Common stock $.001 par value, 24,000,000 shares
    authorized, 2,000,000 shares issued and
    outstanding both periods                            2,000           2,000
  Capital in excess of par value                       47,362          47,362
  Deficit accumulated during the development stage      6,944	     10,242
    Total Stockholders' Equity                         56,306          59,604

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY            $60,031  	    $70,679


  The accompanying notes are an integral part of these financial statements.
                   See Independent Accountant's Review Report

FIRST GROWTH INVESTORS, INC.
(A Development Stage Company)

 STATEMENTS OF OPERATIONS
       (Unaudited)




                              For the Three        For the Six    Cumulative
                              Months Ended         Months Ended   During the
                                June 30,             June 30,     Development
                             2000       1999      2000     1999     Stage
REVENUE
  Sales                   $      0  $      0  $      0  $ 76,138  $ 87,938
  Cost of goods sold             0         0         0   (54,588)  (70,268)

    Gross profit                 0         0         0    21,550    17,670

EXPENSES:
  Professional fees          1,613     1,805     2,993     1,805     5,686
  Fees and licenses            111        15       141        15     1,727
  Amortization expense           0        50         0       100       250

       Total Expense         1,724     1,870     3,134     1,920     7,663

NET INCOME (LOSS) FROM
OPERATIONS                  (1,724)   (1,870)   (3,134)   19,630    10,007

OTHER INCOME (EXPENSE)
  Other income                   0         0         0         0     1,000
  Interest expense             (89)        0      (165)        0    (1,408)

NET INCOME BEFORE INCOME
TAXES                       (1,813)   (1,870)   (3,299)   19,630     9,599
  Provision for income taxes     0       280         0    (2,945)   (1,905)

NET INCOME (LOSS) BEFORE
CUMULATIVE EFFECT OF
ACCOUNTING CHANGE
  Cumulative effect of
  accounting change for
  organization costs             0         0         0         0      (750)

NET INCOME (LOSS)         $ (1,813) $ (1,590) $ (3,299) $ 16,685  $  6,944

EARNINGS (LOSS) PER SHARE
BEFORE ACCOUNTING CHANGE  $  (0.00) $  (0.00) $  (0.00) $   0.01  $   0.00

CUMULATIVE EFFECT OF
ACCOUNTING CHANGE         $  (0.00) $  (0.00) $  (0.00) $   0.00  $   0.00

INCOME (LOSS) PER SHARE   $  (0.00) $  (0.00) $  (0.00) $   0.01  $   0.00


The accompanying notes are an integral part of these financial statements.
                 See Independent Accountant's Review Report

     FIRST GROWTH INVESTORS, INC.
    (A Development Stage Company)

       STATEMENTS OF CASH FLOWS
             (Unaudited)


                                   For the Three       For the Six    Cumulative
                                   Months Ended        Months Ended   During the
                                     June 30,           June 30,     Development
                                   2000     1999      2000     1999     Stage

CASH FLOWS FROM OPERATING ACTIVITIES
  Sales                        $      0  $     0   $      0  $ 30,420  $ 87,938
  Organization costs                  0        0          0         0    (1,000)
  Cash paid for inventory and
    related costs                     0        0          0         0  (115,698)
  Cash paid to suppliers
    and others                   (3,638)  (1,320)    (5,048)   (1,820)   (8,337)
  Cash paid for interest              0        0          0         0      (984)

       Net cash provided(used)from
          operating activities   (3,638)  (1,320)    (5,048)   28,600   (38,081)

CASH FLOWS FROM (USED) IN INVESTING :
ACTIVITIES                            0        0          0         0         0

CASH FLOWS FROM FINANCING ACTIVITIES:
  Stockholder loan                  500        0        500         0     3,500
  Sale of common stock                0        0          0         0    55,050
  Direct costs of common stock sale   0        0          0         0    (5,688)
  Direct costs of warrants
    registration                      0        0          0         0   (14,476)
  Proceeds form short term
    advance and loan                  0        0          0         0    27,100
  Loans and other debt payments       0        0     (6,100)  (11,000)  (27,350)

       Net cash Provided(Used)
       by financing activities      500        0     (5,600)  (11,000)   38,136


NET CASH PROVIDED (USED)
DURING PERIOD                    (3,138)  (1,320)   (10,648)   17,600        55

CASH - BEGINNING OF PERIOD        3,193    20,154    10,703     1,234         0

CASH - ENDING OF PERIOD        $     55  $ 18,834  $     55  $ 18,834  $     55

RECONCILIATION OF NET INCOME
(LOSS) TO NET CASH PROVIDED
(USED) BY OPERATING ACTIVITIES

NET INCOME (LOSS)              $ (1,813) $ (1,590) $ (3,299) $ 16,685  $  6,944

Adjustment to reconcile net income
(loss) to net cash provided (used)
by operating activities
  Amortization of organization
   costs                              0        50         0       100       250
  Cumulative change in accounting
   principle                          0         0         0         0       750
  Changes in assets and liabilities
    (Increase) in accounts
      receivable                      0         0         0   (45,718)        0
    (Increase) decrease in inventory  0         0         0    54,588   (45,500)
    Decrease in prepaid expenses      0       500         0         0         0
    (Increase) in organization costs  0         0         0         0    (1,000)
    Increase(decrease) in
      accrued interest               80         0       156         0       225
    Increase(decrease) in
      income tax payable         (1,905)     (280)   (1,905)    2,945         0
    Increase in note payable          0         0         0         0       250

       Total adjustments         (1,825)      270    (1,749)   11,915   (45,025)

NET CASH PROVIDED(USED)
BY OPERATING ACTIVITIES        $ (3,638) $ (1,320) $ (5,048) $ 28,600  $(38,081)



The accompanying notes are an integral part of these financial statements.
                 See Independent Accountant's Review Report

                    FIRST GROWTH INVESTORS, INC.
                   (A Development Stage Company)

              NOTES TO UNAUDITED FINANCIAL STATEMENTS


  NOTE 1  -  CONDENSED FINANCIAL STATEMENTS

       The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operation and cash flows at June 30, 2000 and for all periods presented have been made.

       Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1999 audited financial statements. The results of operations for the periods ended June 30, 2000 and 1999 are not necessarily indicative of the operating results for the full year.

ITEM 2:  MANAGEMENT'S DISCUSSION & ANALYSIS OR PLAN OF OPERATIONS

     The Company was incorporated September 9, 1997. Upon inception, the Company issued 1,750,000 shares of common stock to its founding stockholders. On October 15, 1997, the Company commenced a public offering of up to 250,000 shares of its common stock, in reliance upon Rule 504 of Regulation D, promulgated by the U.S. Securities & Exchange Commission under the Securities Act of 1933. The offering closed in November, 1997. Pursuant thereto, the Company sold 250,000 shares, increasing the total issued and outstanding common stock to 2,000,000 shares. In July, 1999, the Company filed a registration statement on Form SB-2 with the U.S. Securities & Exchange Commission under the Securities Act of 1933, to register the distribution and exercise of warrants. This registration statement was declared effective on October 8, 1999. At that time the Company became subject to the information requirements of the Securities Exchange Act of 1934. Accordingly, the Company now files annual and quarterly reports and other information with the Commission. The warrants were distributed as soon as practicable after the date of the prospectus to common stockholders of record as of September 30, 1999. No securities have yet been sold pursuant to exercise of warrants in this offering.

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


                              FIRST GROWTH INVESTORS, INC.



Date:  August 3, 2000                   by:   /s/ Pam Jowett
                                   Pam Jowett, President & Director