Form 10QSB
period 2000-09-30
FIRST GROWTH INVESTORS INC
filed 2000-11-14
CIK 1047857

U.S. SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C.  20549

                             FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED:  September 30, 2000

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

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was
required to file such report(s),                      YES [X]  NO [  ]

and (2) has been subject to such filing requirements for the past 90 days.
                                                      YES [X]  NO [  ]

The number of $.001 par value common shares outstanding at September 30, 2000:
2,000,000

                    PART I - FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS

     See attached.

FIRST GROWTH INVESTORS, INC.
(A Development Stage Company)

FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2000 AND YEAR ENDED DECEMBER 31, 1999

WITH

INDEPENDENT ACCOUNTANT'S REVIEW REPORT

INDEPENDENT ACCOUNTANT'S REVIEW REPORT


Board of Directors and Stockholders
FIRST GROWTH INVESTORS, INC.

I have reviewed the accompanying balance sheet of First Growth
Investors, Inc. (a development stage company) as of September 30, 2000, and the related statements of operations and cash flows for the three and nine month periods ended September 30, 2000 and 1999. These financial statements are the responsibility of the management of First Growth Investors, Inc.

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



Salt Lake City,  Utah
November 8, 2000

FIRST GROWTH INVESTORS, INC.
(A Development Stage Company)

CONDENSED BALANCE SHEET

ASSETS

                                                     December 31,
                                        September 30,
                                             2000        1999
                                          _______________________
                                          (Unaudited)
CURRENT ASSETS:
  Cash in bank                                   $73      $10,703
  Deferred costs - warrant registration       14,476       14,476
  Inventory                                   45,500       45,500
                                          __________ ____________

    Total Current Assets                      60,049       70,679
                                          __________ ____________

TOTAL ASSETS                                 $60,049      $70,679
                                          ========== ============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                $0           $0
  Accrued interest payable                       327           70
  Income taxes payable                             0        1,905
  Stockholder loan payable                     4,500        3,000
  Short term advance                               0        6,100
                                          _______________________

    Total Current Liabilities                  4,827       11,075
                                          __________ ____________

STOCKHOLDERS' EQUITY:
  Preferred stock; $.001 par value,
    1,000,000 shares authorized, no shares         0            0
    issued and outstanding
  Common stock; $.001 par value,
    24,000,000 shares authorized, 2,000,000
    and 2,000,000 shares issued and
    outstanding respectively                   2,000        2,000
  Capital in excess of par value              47,362       47,362
  Earnings(deficit) accumulated during the     5,860       10,242
    development stage                     __________ ____________

    Total Stockholders' Equity                55,222       59,604
                                          __________ ____________

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY   $60,049      $70,679
                                          ========== ============













See Notes to Condensed Financial Statements.

FIRST GROWTH INVESTORS, INC.
(A Development Stage Company)

(Unaudited)


                              For the Three   For the Nine       Cumulative
                              Months Ended    Months Ended       During the
                              September 30,   September 30,     Development
                              2000     1999   2000     1999        Stage

REVENUE
  Sales                         $0      $0       $0 $76,138        $87,938
  Costs of goods sold            0  (1,500)       0 (56,088)       (70,268)
                             _______________________________________________

    Gross profit                 0  (1,500)       0  20,050         17,670
                             _______________________________________________

EXPENSES
  Professional fees            857     395    3,849   2,200          6,543
  Fees and licenses            148      62      289      77          1,875
  Amortization expense           0      50        0     150            250
                             _______________________________________________

    Total expenses           1,005     507    4,138   2,427          8,668
                             _______________ _______________________________

INCOME(LOSS) FROM           (1,005) (2,007)  (4,138) 17,623          9,002
OPERATIONS                   _______________ _______________________________

OTHER INCOME AND
(EXPENSE)
  Interest expense            (103)      0     (268)      0         (1,511)
  Other income                  24       0       24       0          1,024
                             _______________ _______________________________

NET INCOME BEFORE TAXES     (1,084) (2,007)  (4,382) 17,623          8,515

  Provision for income taxes     0     301        0  (2,644)        (1,905)
                             _______________________________________________

NET INCOME (LOSS) BEFORE
CUMULATIVE EFFECT OF
ACCOUNTING CHANGE           (1,084) (1,706)  (4,382) 14,979          6,610
  Cumulative effect of
  accounting change for          0       0        0       0           (750)
  organization costs         _______________________________________________

NET INCOME (LOSS)          $(1,084)$(1,706)$(4,382) $14,979         $5,860
                             ===============================================

EARNINGS(LOSS) PER SHARE
BEFORE ACCOUNTING CHANGE     $0.00   $0.00   $0.00  $   .01     $     0.00

CUMULATIVE EFFECT OF
ACCOUNTING CHANGE            $0.00   $0.00   $0.00  $   .00          $0.00
                             _______________________________________________

INCOME (LOSS) PER SHARE      $0.00   $0.00   $0.00  $   .01     $     0.00
                             ===============================================









See Notes to Condensed Financial Statements.

FIRST GROWTH INVESTORS, INC.
(A Development Stage Company)

CONDENSED STATEMENT OF CASH FLOWS
(Unaudited)

                                   For the Three  For the Nine     Cumulative
                                   Months Ended   Months Ended     During the
                                   September 30,  September 30,   Development
                                    2000    1999   2000   1999        Stage

CASH FLOWS FROM OPERATING ACTIVITIES
  Sales                              $0     $0     $0  $30,420       $87,938
  Organization costs                  0      0      0        0        (1,000)
  Cash paid for inventory and         0 (1,500)     0   (1,500)     (115,698)
    related costs
  Cash paid to suppliers and others  (982)(13,239)(6,030)(15,059)     (9,319)
  Cash paid for interest              0      0      0        0          (984)
                                 ____________________________________________

     Net Cash Provided(Used)         (982)(14,739)(6,030) 13,861     (39,063)
     by Operating Activities     ______________ _____________________________

CASH FLOWS FROM INVESTING ACTIVITIES      0     0      0       0           0
                                 ______________ _______________ _____________

CASH FLOWS FROM FINANCING ACTIVITIES
  Stockholder loan                    1,000     0  1,500       0       4,500
  Sale of common stock                    0     0      0       0      55,050
  Direct costs of common stock sale       0     0      0       0      (5,688)
  Direct costs of warrants registration    (5,000)     0  (5,000)    (14,476)
  Proceeds from short term                0 1,000      0   1,000      27,100
   advance and loan
  Loans and other debt payments           0     0 (6,100)(11,000)    (27,350)
                                 ______________ _______________ _____________

     Net Cash Provided(Used)          1,000(4,000)(4,600)(15,000)     39,136
     by Financing Activities     ______________ _____________________________

NET INCREASE (DECREASE) IN CASH         18(18,739)(10,630)(1,139)         73

CASH  -  BEGINNING OF PERIOD            55 18,834 10,703   1,234           0
                                 ______________ _______________ _____________

CASH  -  END OF PERIOD                 $73    $95    $73     $95         $73
                                 ============================================

RECONCILIATION OF NET INCOME TO
NET CASH PROVIDED(USED) BY
OPERATING ACTIVITIES

NET INCOME (LOSS)                  $(1,084)$(1,706)$(4,383)$14,979    $5,860
                                 ______________ _____________________________



Adjustments to reconcile net
income(loss) to net cash provided
(used) by operating activities
  Amortization of organization costs     0     50      0      150        250
  Cumulative change in accounting                                        750
   principle
  Change in assets and liabilities
   (Increase)decrease in accounts        0 45,718      0        0          0
    receivable
   (Increase)decrease in inventory       0(58,500)     0   (3,912)   (45,500)
   (increase)decrease in prepaid         0      0      0        0          0
    expenses
   (Increase) in organization costs      0      0      0        0     (1,000)
   Increase(decrease) in accounts        0      0      0        0          0
    payable
   Increase(decrease) in accrued       102      0    258        0        327
    interest
   Increase(decrease) in income taxes    0  (301) (1,905)    2,644         0
    payable
   Increase in note payable              0      0      0        0        250
                                 ____________________________________________

               Total Adjustments       102 (13,033)(1,647)  (1,118)  (44,923)
                                 ______________ _____________________________

NET CASH(USED)BY OPERATING ACTIVITIES $(982)$(14,739)$(6,030)$13,861 $(39,063)

See Notes to Condensed Financial Statements.

 FIRST GROWTH INVESTORS, INC.
(A Development Stage Company)

NOTES TO UNAUDITED FINANCIAL STATEMENTS


NOTE 1  -  CONDENSED FINANCIAL STATEMENTS

	The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operation and cash flows at September 30, 2000 and for all periods presented have been made.

	Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1999 audited financial statements. The results of operations for the periods ended
September 30, 2000 and 1999 are not necessarily indicative of the operating results for the full year.

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


                              FIRST GROWTH INVESTORS, INC.



Date:  November 13, 2000                by:   /s/ Pam Jowett

                                   Pam Jowett, President & Director