Form 10KSB
period 2000-12-31
FIRST GROWTH INVESTORS INC
filed 2001-02-27
CIK 1047857

U.S. SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C.  20549

                             FORM 10-KSB

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2000    Commission File No. 333-83125

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

Check whether the Issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Issuer was required
to file such reports)                            Yes   X      No

and (2) has been subject to such filing requirements for the past 90 days.
                                                 Yes   X      No

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

As of February 26, 2001, the aggregate market value of voting stock held by non-affiliates was approximately $100,000.

The number of shares outstanding of the Issuer's common stock at December 31, 2000: 2,000,000

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

     Quarter Ended                  High                     Low
     March 31, 1999                $ .40                    $ .40
     June 30, 1999                 $ .40                    $ .40
     September 30, 1999            $ .40                    $ .40
     December 31, 1999             $ .40                    $ .40

     March 31, 2000                $1.50                    $ .50
     June 30, 2000                 $1.50                    $ .50
     September 30, 2000            $1.50                    $ .50
     December 31, 2000             $1.50                    $ .50

     (B)  HOLDERS.

     As of February 26, 2001, there were about 41 record holders of the Company's Common Stock.

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

                         Term Served As   Positions
Name of Director Age     Director/Officer With Company
                         Since inception
Pam Jowett       48                       President &
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

     Ms. Jowett also serves as President and Director of Fashion Tech International, Inc. another company subject to the reporting requirements of the Securities Exchange Act of 1934. The director holds no other directorships in any company subject to the reporting requirements of the Securities Exchange Act of 1934.

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

                      Title of  Amount & Nature of   % of
Name and Address       Class    Beneficial Ownership Class
                                1,575,000 shares
Pam Jowett             Common                        79%
2508 S. 1300 E.
SLC, UT 84106
                                  175,000 shares
Lynn Dixon             Common                         9%
311 S. State, #460
SLC, UT 84111
                                1,575,000 shares
All officers and       Common                        79%
directors as a group (1person)


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

     (B) REPORTS ON FORM 8-K have not been filed during the last quarter of the fiscal year ended December 31, 2000.

                              SIGNATURES


In accordance with Section 12 of the Securities Exchange Act of 1934, the registrant caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.


FIRST GROWTH INVESTORS, INC.



By:     /s/ Pam Jowett                   Date:   February 26, 2001
     Pam Jowett, President and Secretary/Treasurer
     Chief Executive Officer and
     Chief Financial Officer


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and the dates indicated.



By:      /s/ Pam Jowett                  Date:    February 26, 2001
     Pam Jowett, President and Secretary/Treasurer
     Chief Executive Officer and
     Chief Financial Officer

Supplemental Information to be Furnished With Reports Filed Pursuant to
Section 15(d) of the Exchange Act by Non Reporting Issuers

No annual report or proxy statement has been sent to security holders.

                    FIRST GROWTH INVESTORS, INC.
                   (A Development Stage Company)

                        FINANCIAL STATEMENTS

           FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999

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

  Independent Auditor's Report

  Board of Directors
  FIRST GROWTH INVESTORS, INC.
  Salt Lake City, Utah

  I have audited the accompanying balance sheets of First Growth Investors, Inc. (A development stage company) as of December 31, 2000 and 1999 and the related statements of operations, stockholders' equity and cash flows for the years then ended and from inception (September 9, 1997) to December 31, 2000. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on the financial statements based on my audits.

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

  In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of First Growth Investors, Inc. (A development stage company) as of December 31, 2000 and 1999, and the results of its operations and its cash flows for the years then ended and from Inception (September 9, 1997) to December 31, 2000 in conformity with generally accepted accounting principles.


                                     /s/ David T. Thomson P.C.


  Salt Lake City, Utah
  February 20, 2001

FIRST GROWTH INVESTORS, INC.
(A Development Stage Company)

BALANCE SHEETS

ASSETS


                                               December 31,December 31,
                                                 2000     1999

CURRENT ASSETS:
     Cash in bank                                  $266   $10,703
     Inventory                                   47,000    45,500
                                               __________________

               Total Current Assets              47,266    56,203
                                               ________ _________

OTHER ASSETS:
     Deferred costs - warrants registration      14,476    14,476
                                               __________________

               Total Other Assets                14,476    14,476
                                               ________ _________

TOTAL ASSETS                                    $61,742   $70,679
                                               ======== =========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable                            $1,500        $0
     Accrued interest payable                       453        70
     Income tax payable                               0     1,905
     Stockholder advances payable                 5,500     3,000
     Short term advance                               0     6,100
                                               ________ _________

               Total Current Liabilities          7,453    11,075
                                               ________ _________

STOCKHOLDERS' EQUITY:
     Preferred stock; $.001 par value,
       1,000,000 shares authorized,
       no shares issued and outstanding               0         0
     Common Stock; $.001 par value,
       24,000,000 shares authorized
       2,000,000 shares issued and outstanding    2,000     2,000
     Capital in excess of par value              47,362    47,362
     Earnings (deficit) accumulated during the
       development stage                          4,927    10,242
                                               ________ _________

               Total Stockholders' Equity        54,289    59,604
                                               ________ _________

TOTAL LIABILITIES AND STOCKHOLDERS'  EQUITY     $61,742   $70,679
                                               ======== =========

The accompanying notes are an integral part of these financial statements.

FIRST GROWTH INVESTORS, INC.
(A Development Stage Company)

STATEMENTS OF OPERATIONS

                                   For The    For The  Cumulative
                                 Year Ended Year Ended During The
                                            December 31,Development
                                 December 31,
                                     2000       1999     Stage

REVENUE:
     Sales                                $0    $87,938   $87,938
     Costs of goods sold                   0   (70,268)  (70,268)
                                   _________ ____________________

          Gross profit                     0     17,670    17,670
                                   _________ ____________________

EXPENSES:
     Professional fees                 4,707        718     7,400
     Fees and licenses                   215        195     1,801
     Amortization expense                  0          0       250
                                   _________ ____________________

                                       4,922        913     9,451
                                   _________ ____________________

INCOME (LOSS) FROM OPERATIONS        (4,922)     16,757     8,219

OTHER INCOME (EXPENSE)
     Other income                          0          0     1,000
     Interest expense                  (393)       (70)   (1,637)
                                   _________ ____________________

NET INCOME BEFORE INCOME TAXES       (5,315)     16,687     7,582
     Provision for income taxes            0    (1,905)   (1,905)
                                   _________ ____________________

NET INCOME (LOSS) BEFORE CUMULATIVE
EFFECT OF ACCOUNTING CHANGE          (5,315)     14,782     5,677
     Cumulative effect of
accounting change for
     organization costs                    0      (750)     (750)
                                   _________ ____________________

NET INCOME (LOSS)                   $(5,315)    $14,032    $4,927
                                   ========= ====================

EARNINGS (LOSS) PER SHARE BEFORE
ACCOUNTING CHANGE                          0      $0.01     $0.00
                                   ========= ====================
CUMULATIVE EFFECT OF ACCOUNTING CHANGE     0      $0.00     $0.00
                                   ========= ====================
EARNINGS (LOSS) PER SHARE              $0.00      $0.01     $0.00

The accompanying notes are an integral part of these financial statements.

FIRST GROWTH INVESTORS, INC.
(A Development Stage Company)

STATEMENT OF STOCKHOLDERS' EQUITY

                                                                     Deficit
                                                                    Accumulated
                                          Common Stock   Capital in During the
                                                         Excess of  Development
                                          Shares Amount  Par Value    Stage

BALANCE, September 9, 1997 (inception)         0    $0       $0        $0

Shares issued to initial stockholders
  for cash, September 18, 1997 at      1,750,000 1,750    3,300         0
  approximately $.0029 per share

Shares issued upon completion of
  offering of stock to the public
  at $.20 per share, November 1997       250,000   250   49,750         0

Direct costs of the offering of                0     0   (5,688)        0
  common stock to the public

Net income(loss) from September 9,
  1997(inception) to December 31, 1997         0     0        0    (2,350)
                                       ___________________________________

BALANCE, December 31, 1997             2,000,000 2,000   47,362    (2,350)

Net income (loss) for the year                 0     0        0    (1,440)
 ended December 31, 1998               ___________________________________

BALANCE, December 31, 1998             2,000,000 2,000   47,362    (3,790)

Net income (loss) for the year                 0     0        0    14,032
 ended December 31, 1999               ___________________________________

BALANCE, December 31, 1999             2,000,000 2,000   47,362     10,242

Net income (loss) for the year                 0     0        0     (5,315)
 ended December 31, 2000               ___________________________________

BALANCE, December 31, 2000             2,000,000$2,000  $47,362     $4,927
                                       ===================================

The accompanying notes are an integral part of these financial statements.

FIRST GROWTH INVESTORS, INC.
(A Development Stage Company)

STATEMENTS OF CASH  FLOWS

                                                    For The       Cumulative
                                                   Year Ended     During The
                                                   December 31,   Development
                                                 2000       1999      Stage

CASH FLOWS FROM OPERATING ACTIVITIES:
  Sales                                            $0    $87,938    $87,938
  Organization costs                                0          0    (1,000)
  Cash paid for inventory and related costs         0   (61,110)  (115,698)
  Cash paid to suppliers and others            (4,922)     (983)    (8,211)
  Cash paid for taxes                          (1,905)              (1,905)
  Cash paid for interest                          (10)         0      (994)
                                            __________ _____________________

    Cash Flows (Used) by Operating             (6,837)    25,845   (39,870)
    Activities                              __________ _____________________

CASH FLOW FROM INVESTING ACTIVITIES:                0         0          0
                                            __________ _____________________

CASH FLOWS FROM FINANCING ACTIVITIES:
  Stockholder loan                              2,500      3,000      5,500
  Sale of common stock                              0          0     55,050
  Direct costs of common stock sale                 0          0     (5,688)
  Direct costs of warrants registration             0    (14,476)   (14,476)
  Proceeds from short term advance and loan         0      6,100     27,100
  Loan and advance payments                    (6,100)   (11,000)   (27,350)
                                            __________ _____________________

    Cash Flows Provided (Used) by              (3,600)   (16,376)    40,136
    Financing Activities                    __________ _____________________

NET INCREASE (DECREASE) IN CASH               (10,437)      9,469       266

CASH - BEGINNING OF PERIOD                     10,703       1,234         0
                                            __________ _____________________

CASH - END OF PERIOD                             $266     $10,703      $266
                                            ========== =====================

RECONCILIATION OF NET INCOME
(LOSS) TO NET CASH PROVIDED
(USED) BY OPERATING ACTIVITIES

NET INCOME (LOSS)                            $(5,315)    $14,032     $4,927
                                            __________ _____________________

Adjustment to reconcile net (loss) to
net cash provided (used) by operating
activities

 Amortization of organization costs                0          0         250
 Cumulative change in accounting principle         0        750         750
 Changes in assets and liabilities
  (Increase) decrease in inventory                 0      9,088     (45,500)
  Decrease in prepaid expenses                     0          0           0
  (Increase) in organization costs                 0          0      (1,000)
  (Decrease) in accounts payable                   0          0           0
  Increase (decrease) in accrued interest        383         70         453
  Increase (decrease) in income tax payable   (1,905)     1,905           0
  Increase in note payable                         0          0         250
                                             __________ _____________________

    Total Adjustments                         (1,522)    11,813     (44,797)
                                             __________ _____________________

NET CASH PROVIDED(USED) BY OPERATING ACTIVITIES  $(6,837) $25,845  $(39,870)
                                             ========== =====================

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

       Cash and Cash Equivalents - For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. During the years ended December 31, 2000 and 1999, the Company did not have non-cash financing activities. However during the year ended December 31, 2000, under investing activities, inventory costs were paid for on account and increased accounts payable. There were no non-cash investing activities for the year ended December 31, 1999.

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

       The Company, completed a registration of common stock warrants during 1999. The cost of registering the warrants was $ 14,476 and is shown on the balance sheet as a deferred cost. At December 31, 2000, the Company had outstanding warrants to purchase 1,000,000 shares of the Company's common stock, at $1.00 per share. The warrants are exercisable prior to June 30, 2002. At December 31, 2000, none of the warrants had been exercised.

  NOTE    3  -  RELATED PARTY TRANSACTIONS

       An officer of the Company is providing a mailing address to the Company without charge. This service has been determined by the Company to have only nominal value. As of December 31, 2000 and 1999 no compensation has been paid or accrued to any officers or directors of the Corporation.

  NOTE    4  -  INCOME TAXES

       At December 31, 2000, and 1999, the Company had income taxes payable of $-0- and $1,905 with deferrred tax assets for the same periods of $53 and $83 respectively. At December 31, 2000, the Company had a net federal operating loss (NOL) of $5,515 which can be carried forward to offset operating income. The Company's NOL will expire in 2020. Valuation allowances of $880 and $83 have been established for deferred tax assets associated with the above NOL for 2000 and for the amortizing of organization costs for tax purposes for the years ended December 31, 2000 and 1999 respectively. The change in the valuation allowances for 2000 and 1999 was $797 and $83.

  NOTE    5  -  NOTE PAYABLE AND SHORT TERM ADVANCES

       During 1999, a business advanced $6,100 to the Company. The advance was unsecured and non interest bearing and was repaid in February of 2000. Through December 31, 2000, a stockholder has advance $5,500 to the Company on an unsecured basis. The loan is due upon demand and carries interest at 10% per annum.