Form 10QSB
period 2001-03-31
FIRST GROWTH INVESTORS INC
filed 2001-05-08
CIK 1047857

U.S. SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C.  20549

                             FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED:  March 31, 2001

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

The number of $.001 par value common shares outstanding at March 31, 2001:
2,000,000

                    PART I - FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS

     See attached.

                    FIRST GROWTH INVESTORS, INC.
                   (A Development Stage Company)

                        FINANCIAL STATEMENTS

                 THREE MONTHS ENDED MARCH 31, 2001
                            (UNAUDITED)

                                AND

                    YEAR ENDED DECEMBER 31, 1999

FIRST GROWTH INVESTORS, INC.
(A Development Stage Company)

BALANCE SHEETS

ASSETS

                                                     March 31,  December 31,
                                                        2001        2000
                                                     ______________________
                                                    (Unaudited)

CURRENT ASSETS:
  Cash                                                      $241       $266
  Inventory                                               47,000     47,000
                                                     ___________ __________

    Total Current Assets                                  47,241     47,266
                                                     ___________ __________

OTHER ASSETS:
  Deferred cost - warrant registration                         0     14,476
                                                     ___________ __________

    Total Other Assets                                         0     14,476
                                                     ___________ __________

TOTAL ASSETS                                             $47,241    $61,742
                                                     =========== ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                            $0     $1,500
  Accrued interest payable                                   632        453
  Stockholder loan payable                                 9,500      5,500
                                                     ___________ __________

    Total Current Liabilities                             10,132      7,453
                                                     ___________ __________

STOCKHOLDERS' EQUITY:
  Preferred stock; $.001 par value, 1,000,000 shares
    authorized no shares issued and outstanding                0          0
  Common stock; $.001 par value, 24,000,000 shares
    authorized 2,000,000 shares issued and                 2,000      2,000
    outstanding both periods
  Capital in excess of par value                          47,362     47,362
  Earnings(deficit) accumulated during the               (12,253)     4,927
    development stage                                ___________ __________

    Total Stockholders' Equity                            37,109     54,289
                                                     ___________ __________

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY               $47,241    $61,742
                                                     =========== ==========

See Notes to Financial Statements.


FIRST GROWTH INVESTORS, INC.
(A Development Stage Company)

STATEMENTS OF OPERATIONS
(Unaudited)

                                             For the Three       Cumulative
                                             Months Ended        During the
                                               March 31,         Development
                                              2001    2000         Stage

REVENUE
  Sales                                           $0      $0       $87,938
  Cost of goods sold                               0       0       (70,268)
                                             _____________________________

    Gross profit                                   0       0        17,670
                                             _____________________________

EXPENSES
  Professional fees                            2,500   1,380         9,900
  Fees and licenses                               25      30         1,826
  Costs - warrant registration                14,476       0        14,476
  Amortization expense                             0       0           250
                                             _____________________________

    Total expenses                            17,001   1,410        26,452
                                             _____________________________

INCOME(LOSS) FROM OPERATIONS-                (17,001) (1,410)       (8,782)
                                             _____________________________

OTHER INCOME (EXPENSE)
  Other income                                     0       0         1,000
  Interest expense                              (179)    (75)       (1,816)
                                             _____________________________

NET INCOME BEFORE INCOME TAXES               (17,180) (1,485)       (9,598)
  Provision for income taxes                       0       0        (1,905)
                                             _____________________________

NET INCOME(LOSS) BEFORE CUMULATIVE
EFFECT OF ACCOUNTING CHANGE                  (17,180) (1,485)      (11,503)
  Cumulative effect of accounting change for
    organization costs                             0       0          (750)
                                             _____________________________

NET INCOME (LOSS)                           $(17,180) $(1,485)    $(12,253)
                                             =============================

EARNINGS (LOSS) PER SHARE BEFORE
ACCOUNTING CHANGE                              $0.01    $0.00        $0.01
                                             =============================
CUMULATIVE EFFECT OF ACCOUNTING CHANGE         $0.00    $0.00        $0.00
                                             =============================
EARNINGS (LOSS) PER SHARE                      $0.01    $0.00        $0.01
                                             =============================

See Notes to Financial Statements.



FIRST GROWTH INVESTORS, INC.
(A Development Stage Company)

STATEMENTS OF CASH FLOWS
(Unaudited)

                                                 For the Three   Cumulative
                                                 Months Ended    During the
                                                 March 31,       Development
                                                  2001    2000      Stage

CASH FLOWS FROM OPERATING ACTIVITIES
  Sales                                             $0       $0      $87,938
  Organization costs                                 0        0       (1,000)
  Cash paid for inventory and related costs          0        0     (115,698)
  Cash paid to suppliers and others             (4,025)  (1,410)     (12,236)
  Cash paid for taxes                                0        0       (1,905)
  Cash paid for interest                             0        0         (994)
                                                ____________________________

     Net Cash Provided (Used) by Operating      (4,025)  (1,410)     (43,895)
     Activities                                 ____________________________

CASH FLOWS FROM INVESTING ACTIVITIES                 0        0            0
                                                ____________________________

CASH FLOWS FROM FINANCING ACTIVITIES
  Stockholder loan                               4,000        0        9,500
  Sale of common stock                               0        0       55,050
  Direct costs of common stock sale                  0        0       (5,688)
  Direct costs of warrants registration              0        0      (14,476)
  Proceeds from short term advance and loan          0        0       27,100
  Loan payment                                       0   (6,100)     (27,350)
                                                ____________________________

    Net Cash Provided(used) by Financing         4,000   (6,100)      44,136
    Activities                                  ____________________________

NET INCREASE (DECREASE) IN CASH                    (25)  (7,510)         241

CASH  -  BEGINNING OF PERIOD                       266   10,703            0
                                                ____________________________

CASH  -  END OF PERIOD                            $241   $3,193         $241
                                                ============================

RECONCILIATION OF NET INCOME(LOSS) TO NET CASH
  PROVIDED (USED) BY OPERATING ACTIVITIES

NET INCOME (LOSS)                             $(17,180) $(1,485)    $(12,253)
                                                ____________________________

Adjustment to reconcile net income (loss) to net
  cash provided(used) by operating activities
    Amortization of organization costs               0        0          250
    Cumulative change in accounting principle        0        0          750
    Changes in assets and liabilities
      (Increase) decrease in inventory               0        0      (47,000)
      Decrease in prepaid expenses                   0        0            0
      Decrease in deferred warrant costs        14,476        0       14,476
      (Increase) in organization costs               0        0       (1,000)
      (Decrease) in accounts payable            (1,500)       0            0
      Increase (decrease) in accrued interest      179       75          632
      Increase in income tax payable                 0        0            0
      Increase in note payable                       0        0          250
                                                ____________________________

      Total Adjustments                         13,155       75      (31,642)
                                                ____________________________

NET CASH PROVIDED(USED) BY OPERATING ACTIVITIES $(4,025)$(1,410)    $(43,895)
                                                ============================


See Notes to Financial Statements.


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

  NOTE 2  -  DIRECT COSTS - WARRANT REGISTRATION

       During the quarter ended March 31, 2001, the Company wrote-off the deferred costs of its warrant registration to expense. The amount written-off was $14,476.

ITEM 2:  MANAGEMENT'S DISCUSSION & ANALYSIS OR PLAN OF OPERATIONS

     The Company was incorporated September 9, 1997. Upon inception, the Company issued 1,750,000 shares of common stock to its founding stockholders. On October 15, 1997, the Company commenced a public offering of up to 250,000 shares of its common stock, in reliance upon Rule 504 of Regulation D, promulgated by the U.S. Securities & Exchange Commission under the Securities Act of 1933. The offering closed in November, 1997. Pursuant thereto, the Company sold 250,000 shares, increasing the total issued and outstanding common stock to 2,000,000 shares. In July, 1999, the Company filed a registration statement on Form SB-2 with the U.S. Securities & Exchange Commission under the Securities Act of 1933, to register the distribution and exercise of warrants. This registration statement was declared effective on October 8, 1999. At that time the Company became subject to the information requirements of the Securities Exchange Act of 1934. Accordingly, the Company files annual and quarterly reports and other information with the Commission. No securities have yet been sold pursuant to this offering.

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


                              FIRST GROWTH INVESTORS, INC.



Date:  May 7, 2001                 by:   /s/ Pam Jowett
                                   Pam Jowett, President & Director