Form 10QSB
period 2001-06-30
FIRST GROWTH INVESTORS INC
filed 2001-08-02
CIK 1047857

U.S. SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C.  20549

                             FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED:  June 30, 2001

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

The number of $.001 par value common shares outstanding at June 30, 2001:
2,000,000

                    PART I - FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS

     See attached.

                    FIRST GROWTH INVESTORS, INC.
                   (A Development Stage Company)

                        FINANCIAL STATEMENTS

                   SIX MONTHS ENDED JUNE 30, 2001
                            (UNAUDITED)

                                 AND

                    YEAR ENDED DECEMBER 31, 2000

FIRST GROWTH INVESTORS, INC.
(A Development Stage Company)

BALANCE SHEETS

ASSETS
                                                  June 30,       December 31,
                                                    2001            2000
                                                 (Unaudited)
                                                  __________________________
CURRENT ASSETS:
  Cash in bank                                    $  1,366         $  266
  Inventory                                         47,000         47,000
                                                  ________________________

          Total Current Assets                      48,366         47,266
                                                  ________________________

OTHER ASSETS
  Deferred costs - warrant registration                  0         14,476
                                                  ________________________

          Total Other costs                              0         14,476
                                                  ________________________

TOTAL ASSETS                                     $  48,366      $  61,742
                                                  ========================

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                    $  0       $  1,500
  Accrued interest payable - stockholder loan          898            453
  Stockholder loan payable                          11,500          5,500
                                                  ________________________

          Total Current Liabilities                 12,398          7,453
                                                  ________________________

STOCKHOLDERS' EQUITY:
  Preferred stock; $.001 par value,
    1,000,000 shares authorized,
    no shares issued and outstanding                     0              0
  Common stock $.001 par value, 24,000,000
    shares authorized, 2,000,000 shares issued
    and outstanding both periods                     2,000          2,000
  Capital in excess of par value                    47,362         47,362
  Deficit accumulated during the development stage (13,394)         4,927
                                                  ________________________

          Total Stockholders' Equity                35,968         54,289
                                                  ________________________

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $  48,366      $  61,742
                                                  ========================


The accompanying notes are an integral part of these financial statements.

FIRST GROWTH INVESTORS, INC.
(A Development Stage Company)

 STATEMENTS OF OPERATIONS
      (Unaudited)

                           For the Three         For the Six
                           Months Ended          Months Ended
                                                                 Cumulative
                              June 30,             June 30,      During the
                                                                 Development
                           2001      2000      2001      2000       Stage
                           _________________________________________________

REVENUE
  Sales                    $  0      $  0      $  0      $  0      $  87,938
  Cost of goods sold          0         0         0         0        (70,268)
                           _________________________________________________

       Gross profit           0         0         0         0         17,670
                           _________________________________________________

EXPENSES:
  Professional fees         875     1,613     3,375     2,993         10,775
  Fees and licenses           0       111        25       141          1,826
  Costs-warrant registration  0              14,476                   14,476
  Amortization expense        0         0         0         0            250
                           _________________________________________________

       Total Expenses       875     1,724    17,876     3,134         27,327
                           _________________________________________________

NET INCOME (LOSS) FROM
OPERATIONS                 (875)   (1,724)  (17,876)   (3,134)        (9,657)
                           _________________________________________________

OTHER INCOME (EXPENSE)
  Other income                0         0         0         0          1,000
  Interest expense         (266)      (89)     (445)     (165)        (2,082)
                           _________________________________________________

NET INCOME BEFORE INCOME
TAXES                    (1,141)   (1,813)  (18,321)   (3,299)       (10,739)
  Provision for income taxes  0         0         0         0         (1,905)
                          __________________________________________________

NET INCOME (LOSS) BEFORE
CUMULATIVE EFFECT OF
ACCOUNTING CHANGE        (1,141)   (1,813)  (18,321)   (3,299)       (12,644)
  Cumulative effect of
  accounting change for
  organization costs          0         0         0         0           (750)
                          __________________________________________________

NET INCOME (LOSS)     $  (1,141) $ (1,813) $(18,321) $ (3,299)    $  (13,394)
                          __________________________________________________

EARNINGS(LOSS) PER SHARE
BEFORE ACCOUNTING CHANGE $    0      $  0      $  0      $  0     $        0
                          __________________________________________________

CUMULATIVE EFFECT OF
ACCOUNTING CHANGE        $    0      $  0      $  0      $  0     $        0
                          __________________________________________________

INCOME (LOSS) PER SHARE  $    0      $  0      $  0      $  0     $        0
                          __________________________________________________


The accompanying notes are an integral part of these financial statements.

FIRST GROWTH INVESTORS, INC.
(A Development Stage Company)

 STATEMENTS OF CASH FLOWS
(Unaudited)

                                              For the Six
                                              Months Ended        Cumulative
                                              June 30,            During the
                                                                  Development
                                              2001      2000      Stage
                                            ________________________________
CASH FLOWS FROM OPERATING ACTIVITIES
  Sales                                       $  0      $  0      $  87,938
  Organization costs                             0         0         (1,000)
  Cash paid for inventory and related costs      0         0       (115,698)
  Cash paid to suppliers and others         (4,900)   (5,048)       (13,111)
  Cash paid for taxes                            0                   (1,905)
  Cash paid for interest                         0         0           (994)
                                            ________________________________
    Net cash provided(used)from
    operating activities                    (4,900)   (5,048)       (44,770)
                                            ________________________________
CASH FLOWS FROM (USED) IN INVESTING :
ACTIVITIES                                       0         0              0
                                            ________________________________

CASH FLOWS FROM FINANCING ACTIVITIES:
  Stockholder loan                           6,000       500         11,500
  Sale of common stock                           0         0         55,050
  Direct costs of common stock sale              0         0         (5,688)
  Direct costs of warrants registration          0         0        (14,476)
  Proceeds form short term advance and loan      0                   27,100
  Loans and other debt payments                  0    (6,100)       (27,350)
                                            ________________________________
    Net cash Provided(Used) by financing
    activities                               6,000    (5,600)        46,136
                                            ________________________________

NET CASH PROVIDED(USED) DURING PERIOD        1,100   (10,648)         1,366

CASH - BEGINNING OF PERIOD                     266    10,703              0
                                            ________________________________

CASH - ENDING OF PERIOD                   $  1,366     $  55       $  1,366

RECONCILIATION OF NET INCOME(LOSS) TO NET
CASH PROVIDED(USED) BY OPERATING ACTIVITIES

NET INCOME (LOSS)                       $  (18,321) $ (3,299)      $(13,394)
                                            ________________________________

Adjustment to reconcile net income(loss)
to net cash provided(used) by operating
activities
  Amortization of organization costs             0         0            250
  Cumulative change in accounting principle      0         0            750
  Changes in assets and liabilities
    (Increase) in accounts receivable            0         0              0
    (Increase) decrease in inventory             0         0        (45,500)
    Decrease in deferred warrant cost       14,476         0         14,476
    (Increase) in organization costs             0         0         (1,000)
    (Decrease in accounts payable           (1,500)                  (1,500)
    Increase(decrease) in accrued interest     445       156            898
    Increase(decrease) in income tax payable     0    (1,905)             0
    Increase in note payable                     0         0            250
                                            ________________________________

      Total adjustments                     13,421    (1,749)       (31,376)
                                            ________________________________
NET CASH PROVIDED (USED) BY OPERATING
ACTIVITIES                               $  (4,900) $ (5,048)      $(44,770)
                                            ================================

The accompanying notes are an integral part of these financial statements.

                    FIRST GROWTH INVESTORS, INC.
                   (A Development Stage Company)

              NOTES TO UNAUDITED FINANCIAL STATEMENTS


  NOTE 1  -  CONDENSED FINANCIAL STATEMENTS

       The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operation and cash flows at June 30, 2001 and for all periods presented have been made.

       Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2000 audited financial statements. The results of operations for the periods ended June 30, 2001 and 2000 are not necessarily indicative of the operating results for the full year.

       NOTE 2  -  DIRECT COSTS - WARRANT REGISTRATION

       During the quarter ended March 31, 2001, the Company wrote-off the deferred costs of its warrant registration to expense. The amount written-off was $14,476.

  NOTE 3  -  STOCKHOLDER LOAN PAYABLE

       Through June 30, 2001, a stockholder has advance $11,500 to the Company on an unsecured basis. The loan is due upon demand and carries interest at 10% per annum.

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

PLAN OF OPERATIONS.

     Management's plan of operation for the next twelve months is to continue using existing capital and any funds from exercise of warrants in the offering to acquire another inventory of select wines to hold for investment and resale, and also to provide general working capital during the next twelve months. Under this plan of operations First Growth Investors has no specific capital commitments and the timing of capital expenditures will depend upon the receipt of additional funds from warrant exercise or elsewhere, none of which is assured. Cash flows will also depend upon the timing of sale of the wines, which is also not assured, and receipt of the proceeds from these sales. We have not determined how long existing capital can satisfy any cash requirements, but we presently anticipate that we may have to borrow or raise additional funds within the next twelve months. We believe First Growth Investors will have the opportunity to invest whatever additional funds may be received from the exercise of warrants in purchasing additional vintages of investment grade wines. We do not anticipate any capital commitments for product research and development or significant purchases of plant or equipment, or any change in the number of employees.

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


                              FIRST GROWTH INVESTORS, INC.



Date: August 1, 2001                    by:   /s/ Pam Jowett
                                   Pam Jowett, President & Director