Form 10QSB
period 2001-09-30
FIRST GROWTH INVESTORS INC
filed 2001-10-16
CIK 1047857

U.S. SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C.  20549

                             FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED:  September 30, 2001

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

The number of $.001 par value common shares outstanding at September 30, 2001:
2,000,000

                    PART I - FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS

     See attached.

                    FIRST GROWTH INVESTORS, INC.
                   (A Development Stage Company)

                        FINANCIAL STATEMENTS

                NINE MONTHS ENDED SEPTEMBER 30, 2001
                            (UNAUDITED)

                                 AND

                    YEAR ENDED DECEMBER 31, 2000

                         FIRST GROWTH INVESTORS, INC.
                         (A Development Stage Company)

                                BALANCE SHEETS




                                    ASSETS

                                            September 30,     December 31,
                                                 2001             2000
                                             (Unaudited)
                                            _____________________________

CURRENT ASSETS:
  Cash in bank                                  $  371            $  266
  Inventory                                     47,000            47,000
                                                ________________________

    Total Current Assets                        47,371            47,266
                                                ________________________

OTHER ASSETS
  Deferred costs - warrant registration              0            14,476
                                                ________________________

    Total Other costs                                0            14,476
                                                ________________________

TOTAL ASSETS                                 $  47,371         $  61,742
                                                ========================

                     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                $  0         $   1,500
  Accrued interest payable - stockholder loan    1,188               453
  Stockholder loan payable                      11,500             5,500
                                                ________________________

    Total Current Liabilities                   12,688             7,453
                                                ________________________

STOCKHOLDERS' EQUITY:
  Preferred stock; $.001 par value, 1,000,000
    shares authorized, no shares issued and
    outstanding                                      0                 0
  Common stock $.001 par value, 24,000,000
    shares authorized, 2,000,000 shares issued
    and outstanding both periods                 2,000             2,000
  Capital in excess of par value                47,362            47,362
  Deficit accumulated during the
    development stage                          (14,679)            4,927

    Total Stockholders' Equity                  34,683            54,289
                                                ________________________

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY   $  47,371         $  61,742
                                                ========================

The accompanying notes are an integral part of these financial statements.

                         FIRST GROWTH INVESTORS, INC.
                         (A Development Stage Company)

                            STATEMENTS OF OPERATIONS
                                  (Unaudited)




                       For the Three           For the Nine
                       Months Ended            Months Ended        Cumulative
                       September 30,           September 30,       During the
                                                                   Development
                      2001        2000        2001        2000        Stage
                      _______________________________________________________

REVENUE
  Sales               $  0        $  0        $  0        $  0     $  87,938
  Cost of goods sold     0           0           0           0       (70,268)
                      _______________________________________________________

    Gross profit         0           0           0           0        17,670
                      _______________________________________________________

EXPENSES:
  Professional fees    860         857       4,235       3,849        11,635
  Fees and licenses    135         148         160         289         1,961
  Costs - warrant
    registration         0                  14,476                    14,476
  Amortization expense   0           0           0           0           250
                      _______________________________________________________

    Total Expenses     995       1,005      18,871       4,138        28,322
                      _______________________________________________________

NET INCOME(LOSS) FROM
OPERATIONS            (995)     (1,005)    (18,871)     (4,138)      (10,652)

OTHER INCOME(EXPENSE)
  Other income           0          24           0          24         1,000
  Interest expense    (290)       (103)       (735)       (268)       (2,372)
                      _______________________________________________________

NET INCOME BEFORE
INCOME TAXES        (1,285)     (1,084)    (19,606)     (4,382)      (12,024)
  Provision for
    income taxes         0           0           0           0        (1,905)
                      _______________________________________________________

NET INCOME(LOSS) BEFORE
CUMULATIVE EFFECT OF
ACCOUNTING CHANGE   (1,285)     (1,084)    (19,606)     (4,382)      (13,929)
  Cumulative effect of
  accounting change for
  organization costs     0           0           0           0          (750)
                      _______________________________________________________

NET INCOME(LOSS) $  (1,285)  $  (1,084) $  (19,606) $   (4,382)    $ (14,679)
                     ========================================================

EARNINGS(LOSS) PER
SHARE BEFORE
ACCOUNTING CHANGE     $  0        $  0        $  0        $  0        $    0
                      _______________________________________________________

CUMULATIVE EFFECT OF
ACCOUNTING CHANGE     $  0        $  0        $  0        $  0        $    0
                      =======================================================

INCOME(LOSS)PER SHARE $  0        $  0        $  0        $  0        $    0
                      _______________________________________________________

The accompanying notes are an integral part of these financial statements.

                         FIRST GROWTH INVESTORS, INC.
                         (A Development Stage Company)

                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                           For the Nine
                                           Months Ended        Cumulative
                                           September 30,       During the
                                                               Development
                                          2001        2000        Stage
                                         __________________________________

CASH FLOWS FROM OPERATING ACTIVITIES
  Sales                                   $  0        $  0        $  87,938
  Organization costs                         0           0           (1,000)
  Cash paid for inventory and related costs  0           0         (115,698)
  Cash paid to suppliers and others     (5,895)     (6,030)         (14,106)
  Cash paid for taxes                        0                       (1,905)
  Cash paid for interest                     0           0             (994)
                                         __________________________________

    Net cash provided(used) from
      operating activities              (5,895)     (6,030)         (45,765)
                                         __________________________________

CASH FLOWS FROM (USED) IN INVESTING
ACTIVITIES                                   0           0                0
                                         __________________________________

CASH FLOWS FROM FINANCING ACTIVITIES:
  Stockholder loan                       6,000       1,500           11,500
  Sale of common stock                       0           0           55,050
  Direct costs of common stock sale          0           0           (5,688)
  Direct costs of warrants registration      0           0          (14,476)
  Proceeds form short term advance and loan  0           0           27,100
  Loans and other debt payments              0      (6,100)         (27,350)
                                         __________________________________

    Net cash Provided(Used) by financing
    activities                           6,000      (4,600)          46,136
                                         __________________________________

NET CASH PROVIDED(USED) DURING PERIOD      105     (10,630)             371

CASH - BEGINNING OF PERIOD                 266      10,703                0
                                         __________________________________

CASH - ENDING OF PERIOD                 $  371       $  73            $ 371
                                         ==================================

RECONCILIATION OF NET INCOME(LOSS) TO NET
CASH PROVIDED(USED) BY OPERATING ACTIVITIES

NET INCOME(LOSS)                    $  (19,606)  $  (4,383)       $ (14,679)
                                        ___________________________________

Adjustment to reconcile net income
(loss) to net cash provided (used)
by operating activities
 Amortization of organization costs          0           0              250
 Cumulative change in accounting principle   0           0              750
 Changes in assets and liabilities
  (Increase) in accounts receivable          0           0                0
  (Increase) decrease in inventory           0           0          (45,500)
  Decrease in deferred warrant cost     14,476           0           14,476
  (Increase) in organization costs           0           0           (1,000)
  (Decrease in accounts payable         (1,500)                      (1,500)
  Increase(decrease)in accrued interest    735         258            1,188
  Increase(decrease)in income tax payable    0      (1,905)               0
  Increase in note payable                   0           0              250
                                        ___________________________________

    Total adjustments                   13,711      (1,647)         (31,086)
                                        ___________________________________

NET CASH PROVIDED(USED) BY OPERATING
ACTIVITIES                           $  (5,895)  $  (6,030)      $  (45,765)
                                        ===================================

The accompanying notes are an integral part of these financial statements.

                    FIRST GROWTH INVESTORS, INC.
                   (A Development Stage Company)

              NOTES TO UNAUDITED FINANCIAL STATEMENTS


  NOTE 1  -  CONDENSED FINANCIAL STATEMENTS

       The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operation and cash flows at September 30, 2001 and for all periods presented have been made.

       Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2000 audited financial statements. The results of operations for the periods ended September 30, 2001 and 2000 are not necessarily indicative of the operating results for the full year.

       NOTE 2  -  DIRECT COSTS - WARRANT REGISTRATION

       During the quarter ended March 31, 2001, the Company wrote-off the deferred costs of its warrant registration to expense. The amount written-off was $14,476.

  NOTE 3  -  STOCKHOLDER LOAN PAYABLE

       Through September 30, 2001, a stockholder has advance $11,500 to the Company on an unsecured basis. The loan is due upon demand and carries interest at 10% per annum.

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


                              FIRST GROWTH INVESTORS, INC.



Date: October 11, 2001                  by:   /s/ Pam Jowett
                                            Pam Jowett, President & Director