Form 10KSB
period 2001-12-31
FIRST GROWTH INVESTORS INC
filed 2002-03-01
CIK 1047857

U.S. SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C.  20549

                             FORM 10-KSB

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the fiscal year ended December 31, 2001    Commission File No. 333-83125

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


    (Former name or former address, if changed since last report.)

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

The Issuer's revenues for its most recent fiscal year.     $   -0-

As of February 1, 2002, the aggregate market value of voting stock held by non-affiliates was approximately $125,000.

The number of shares outstanding of the Issuer's common stock at December 31, 2001: 2,000,000

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

     On October 15, 1997, First Growth Investors commenced a public offering of up to 250,000 shares of its common stock, in reliance upon Rule 504 of Regulation D, promulgated by the U.S. Securities & Exchange Commission under the Securities Act of 1933. The offering closed in November, 1997. The Company sold 250,000 shares of common stock, at $.20 per share, and raised gross proceeds of $50,000 increasing the total issued and outstanding common stock to 2,000,000 shares.

     The Company then registered a public offering of its securities. First Growth Investors declared a distribution of 1,000,000 common stock purchase warrants to shareholders of record as of September 30, 1999. The Company filed with the Securities and Exchange Commission a registration statement on Form SB-2, Commission File No. 333-83125, which became effective October 8, 1999. Pursuant thereto the Company then distributed 1,000,000 warrants. The warrants are exercisable at $1.00 per share, on or before June 30, 2002. No warrants have yet been exercised. There is no assurance any warrants will be exercised.

     (B)  BUSINESS OF COMPANY.

     First Growth Investors was formed to take advantage of what management believes is a money making opportunity that can be realized through buying, selling and investing in select vintages of wines. The philosophy is simple; buy California's and France's premier red wines when they are first released and hold them for investment, appreciation and later resale, then sell the wines after a 12 to 24 month period. It is anticipated, but not assured, that the appreciation of the wines will be greatest within this period. The Company will then take any proceeds from investment, roll it over, and reinvest in the next release of the wines.

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

     To date, First Growth Investors has purchased and sold all its wine investments through Nevada Wine Company, using the brokerage and other services provided by that company. Nevada Wine Company is not affiliated with First Growth Investors or its principals. Nevada Wine Company is a Las Vegas based company that supplies wine for many large and small businesses and also sells many of the world's finest wines to collectors or to others who just want a good bottle of wine to drink. These wines range from good inexpensive wine to wines worth hundreds of dollars.

     In November, 1997, First Growth Investors used the proceeds of its recently completed offering to purchase several vintages of investment grade wines. These were all sold during the first quarter of 1999. In July and August of 1999, First Growth Investors reinvested the amounts received from the initial sales in other vintages of investment grade wines, which it is still holding.

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

     There is absolutely no assurance that First Growth Investors will be successful in this venture. Management has no prior experience in this business or industry and will have to rely on the advice of others. However, the initial purchase of wines, an investment costing about $50,000, was subsequently sold for an amount which generated a gross profit in excess of $20,000. Management believes that any additional funds that may be received from exercise of warrants can similarly be used to increase the amounts of purchases or investments First Growth Investors can make.

ITEM 2.   PROPERTIES

     First Growth Investors has no office facilities and does not presently anticipate the need to lease commercial office space or facilities, but for the time being uses the address of the President as the business address. The Company may lease commercial office facilities at such time in the future as operations have developed to the point where the facilities are needed, but has no commitments or arrangements for any facilities, and there is no assurance regarding the future availability of commercial office facilities or terms on which the Company may be able to lease facilities in the future, nor any assurance regarding the length of time the present arrangement may continue. In connection with the purchase of an inventory of wines to hold for investment and resale, First Growth Investors has leased from third parties or otherwise paid for the use of temperature controlled or otherwise suitable storage facilities for the wines.

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

                               PART II

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     (A)  MARKET INFORMATION.

     The Company's initial public offering closed November, 1997. The Common Stock of the Company did not begin until October, 1998 to be quoted on the Electronic Bulletin Board maintained by the National Association of Securities Dealers, Inc. The common stock is quoted under the symbol FGIV, but has not been traded in the over-the-counter market except on a very limited and sporadic basis. The following sets forth high and low bid price quotations for each calendar quarter during the last two fiscal years that trading occurred or quotations were available. Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

     Quarter Ended                 High                     Low
     March 31, 2000                $ .50                    $ .50
     June 30, 2000                 $ .50                    $ .50
     September 30, 2000            $ .50                    $ .50
     December 31, 2000             $ .50                    $ .50

     March 31, 2001                $ .50                    $ .50
     June 30, 2001                 $ .50                    $ .50
     September 30, 2001            $ .50                    $ .50
     December 31, 2001             $ .50                    $ .50

     (B)  HOLDERS.

     As of February 1, 2002, there were about 41 record holders of the Common Stock.

     (C)  DIVIDENDS.

     First Growth Investors has not previously paid any cash dividends on common stock and does not anticipate or contemplate paying dividends on common stock in the foreseeable future. Management's present intention is to utilize all available funds for the development of the business. The only restrictions that limit the ability to pay dividends on common equity or that are likely to do so in the future, are those restrictions imposed by law. Under Nevada corporate law, no dividends or other distributions may be made which would render a company insolvent or reduce assets to less than the sum of liabilities plus the amount needed to satisfy outstanding liquidation preferences.

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

                         Term Served As   Positions
Name of Director Age     Director/Officer With Company

Pam Jowett       49      Since inception  President &
                                          Secretary/Treasurer

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

All officers and       Common   1,575,000 shares     79%
directors as a group
(1person)


     The foregoing amounts include all shares these persons are deemed to beneficially own regardless of the form of ownership. See "Certain Transactions."

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The Company has entered into certain transactions with officers, directors or affiliates of the Company which include the following:

     In connection with the organization, initial stockholders paid an aggregate of $5,050 cash to purchase 1,750,000 shares of Common Stock at a price of $.0029 per share.

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

     (B) REPORTS ON FORM 8-K have not been filed during the last quarter of the fiscal year ended December 31, 2001.

                              SIGNATURES


In accordance with Section 12 of the Securities Exchange Act of 1934, the registrant caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.


FIRST GROWTH INVESTORS, INC.



By:     /s/ Pam Jowett                     Date:   February 20, 2002
     Pam Jowett, President and Secretary/Treasurer
     Chief Executive Officer and
     Chief Financial Officer


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and the dates indicated.



By:      /s/ Pam Jowett                   Date:    February 20, 2002
     Pam Jowett, President and Secretary/Treasurer
     Chief Executive Officer and
     Chief Financial Officer

Supplemental Information to be Furnished With Reports Filed Pursuant to
Section 15(d) of the Exchange Act by Non Reporting Issuers

No annual report or proxy statement has been sent to security holders.

                    FIRST GROWTH INVESTORS, INC.
                   (A Development Stage Company)

                        FINANCIAL STATEMENTS

           FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000

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

  Independent Auditor's Report

  Board of Directors
  FIRST GROWTH INVESTORS, INC.
  Salt Lake City, Utah

  I have audited the accompanying balance sheets of First Growth Investors, Inc. (A development stage company) as of December 31, 2001 and 2000 and the related statements of operations, stockholders' equity and cash flows for the years then ended and from inception (September 9, 1997) to December 31, 2001. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on the financial statements based on my audits.

  I conducted my audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audits provide a reasonable basis for my opinion.

  In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of First Growth Investors, Inc. (A development stage company) as of December 31, 2001 and 2000, and the results of its operations and its cash flows for the years then ended and from Inception (September 9, 1997) to December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.


                                       /s/ David T. Thomson P.C.



  Salt Lake City, Utah
  January 21, 2002

                     FIRST GROWTH INVESTORS, INC.
                    (A Development Stage Company)

                            BALANCE SHEETS

                                ASSETS


                                              December 31,        December 31,
                                                  2001                2000
                                              ________________________________

CURRENT ASSETS:
     Cash in bank                                  $  166              $  266
     Inventory                                     47,000              47,000
                                                _____________________________

               Total Current Assets                47,166              47,266
                                                _____________________________

OTHER ASSETS:
     Deferred costs - warrants registration             0              14,476
                                                _____________________________

               Total Other Assets                       0              14,476
                                                _____________________________

TOTAL ASSETS                                    $  47,166           $  61,742
                                                =============================

                 LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable                           $       0      $        1,500
     Accrued interest payable                        1,493                453
     Stockholder advances payable                   12,200              5,500
                                                _____________________________

               Total Current Liabilities            13,693              7,453
                                                _____________________________

STOCKHOLDERS' EQUITY:
     Preferred stock; $.001 par value,
         1,000,000 shares authorized,
          no shares issued and outstanding               0                  0
     Common Stock; $.001 par value,
         24,000,000 shares authorized
          2,000,000 shares issued and outstanding    2,000              2,000
     Capital in excess of par value                 47,362             47,362
     Earnings (deficit) accumulated during the
          development stage                        (15,889)             4,927
                                                _____________________________

               Total Stockholders' Equity           33,473             54,289
                                                _____________________________

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY      $   47,166     $       61,742
                                                =============================

The accompanying notes are an integral part of these financial statements.

                     FIRST GROWTH INVESTORS, INC.
                    (A Development Stage Company)

                       STATEMENTS OF OPERATIONS


                                   For The        For The        Cumulative
                                   Year Ended     Year Ended     During The
                                   December 31,   December 31,   Development
                                      2001           2000           Stage
                                   __________________________________________


REVENUE:
     Sales                             $   0           $   0        $  87,938
     Costs of goods sold                   0               0          (70,268)
                                   __________________________________________

          Gross profit                     0               0           17,670
                                   __________________________________________

EXPENSES:
     Professional fees                 5,165            4,707          12,565
     Fees and licenses                   135              215           1,936
     Warrant registration costs       14,476                0          14,476
     Amortization expense                  0                0             250
                                   __________________________________________

                                      19,776            4,922          29,227
                                   __________________________________________

INCOME (LOSS) FROM OPERATIONS        (19,776)          (4,922)        (11,557)

OTHER INCOME (EXPENSE)
     Other income                          0                0           1,000
     Interest expense                 (1,040)            (393)         (2,677)
                                   __________________________________________

NET INCOME BEFORE INCOME TAXES       (20,816)          (5,315)        (13,234)
     Provision for income taxes            0                0          (1,905)
                                   __________________________________________

NET INCOME (LOSS) BEFORE CUMULATIVE
EFFECT OF ACCOUNTING CHANGE          (20,816)          (5,315)        (15,139)
     Cumulative effect of accounting
     change for organization costs         0                0            (750)
                                   __________________________________________

NET INCOME (LOSS)                  $ (20,816)    $     (5,315)     $  (15,889)

EARNINGS (LOSS) PER SHARE
     Before cumulative effect of
           accounting change       $       0     $          0      $        0

     Cumulative effect of
             accounting change             0                0            0.00

     Net income (loss)             $       0     $          0      $        0
                                   ==========================================

The accompanying notes are an integral part of these financial statements.

                   FIRST GROWTH INVESTORS, INC.
                  (A Development Stage Company)

                STATEMENT OF STOCKHOLDERS' EQUITY


                                                                  Deficit
                                                                  Accumulated
                                        Common Stock  Capital in  During the
                                                      Excess of   Development
                                        Shares Amount Par Value      Stage
                                     ________________________________________

BALANCE, September 9, 1997 (inception)       0   $  0      $  0         $  0

Shares issued to initial
  stockholders for cash,
  September 18, 1997 at
  approximately $.0029 per share     1,750,000  1,750     3,300            0

Shares issued upon completion
  of offering of stock
  to the public at $.20 per
  share, November 1997                 250,000    250    49,750            0

Direct costs of the offering
  of common stock to the public              0      0    (5,688)           0

Net income (loss) from
  September 9, 1997 (inception)
  to December 31, 1997                       0      0         0       (2,350)
                                     ________________________________________

BALANCE, December 31, 1997           2,000,000  2,000    47,362       (2,350)

Net income (loss) for the
  year ended December 31, 1998               0      0         0       (1,440)
                                     ________________________________________

BALANCE, December 31, 1998           2,000,000  2,000    47,362       (3,790)

Net income (loss) for the
  year ended December 31, 1999               0      0         0       14,032
                                     ________________________________________

BALANCE, December 31, 1999           2,000,000  2,000    47,362       10,242

Net income (loss) for the
  year ended December 31, 2000               0      0         0       (5,315)
                                     ________________________________________

BALANCE, December 31, 2000           2,000,000  2,000    47,362        4,927

Net income (loss) for the
  year ended December 31, 2001               0      0         0      (20,816)
                                     ________________________________________

BALANCE, December 31, 2001           2,000,000 $2,000   $47,362     $(15,889)
                                     ========================================

The accompanying notes are an integral part of these financial statements.

                     FIRST GROWTH INVESTORS, INC.
                    (A Development Stage Company)

                      STATEMENTS OF CASH  FLOWS


                                        For The      For The      Cumulative
                                        Year Ended   Year Ended   During The
                                        December 31, December 31, Development
                                            2001         2000       Stage
                                        _____________________________________

CASH FLOWS FROM OPERATING ACTIVITIES:
     Sales                                  $  0         $  0      $  87,938
     Organization costs                        0            0         (1,000)
     Cash paid for inventory and
         related costs                         0            0       (115,698)
     Cash paid to suppliers and others   (21,276)      (4,922)       (29,487)
     Cash paid for taxes                       0       (1,905)        (1,905)
     Cash paid for interest                    0          (10)          (994)
                                        _____________________________________
          Cash Flows (Used) by
          Operating Activities           (21,276)      (6,837)       (61,146)
                                        _____________________________________

CASH FLOW FROM INVESTING ACTIVITIES:           0            0              0
                                        _____________________________________

CASH FLOWS FROM FINANCING ACTIVITIES:
     Stockholder loan                      6,700        2,500         12,200
     Sale of common stock                      0            0         55,050
     Direct costs of common stock sale         0            0         (5,688)
     Direct costs of warrants registration     0            0        (14,476)
     Expense direct cost of
          warrant registration            14,476            0         14,476
     Proceeds from short term
          advance and loan                     0            0         27,100
     Loan and advance payments                 0       (6,100)       (27,350)
                                        _____________________________________
          Cash Flows Provided (Used)
          by Financing Activities         21,176       (3,600)        61,312
                                        _____________________________________

NET INCREASE (DECREASE) IN CASH             (100)     (10,437)           166

CASH - BEGINNING OF PERIOD                   266       10,703              0
                                        _____________________________________

CASH - END OF PERIOD                    $    166    $     266     $      166
                                        _____________________________________

RECONCILIATION OF NET INCOME (LOSS) TO NET CASH
   PROVIDED (USED) BY OPERATING ACTIVITIES

NET INCOME (LOSS)                       $(20,816)   $  (5,315)    $  (15,889)
                                        _____________________________________

Adjustment to reconcile net income(loss)
  to net cash provided(used) by
  operating activities
    Amortization of organization costs         0            0            250
    Cumulative change in accounting principle  0            0            750
    Changes in assets and liabilities
      (Increase) decrease in inventory         0            0        (45,500)
      (Increase) in organization costs         0            0         (1,000)
      (Decrease) in accounts payable      (1,500)           0         (1,500)
      Increase(decrease) in accrued
          interest                         1,040          383          1,493
      Increase(decrease) in income tax
          payable                              0       (1,905)             0
      Increase in note payable                 0            0            250
                                        _____________________________________

          Total Adjustments                 (460)      (1,522)       (45,257)
                                        _____________________________________

NET CASH PROVIDED (USED)
     BY OPERATING ACTIVITIES            $(21,276)   $  (6,837)    $  (61,146)
                                        =====================================



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

       Cash and Cash Equivalents - For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. During the years ended December 31, 2001 and 2000, the Company did not have non-cash financing activities. There were no non-cash investing activities for the year ended December 31, 2001. However during the year ended December 31, 2000, under investing activities, inventory costs were paid for on account and increased accounts payable.

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

       The Company completed a registration of common stock warrants during 1999. The cost of registering the warrants was $ 14,476. During the year ended December 31, 2001 these costs were expensed. Prior to this year the above was shown on the balance sheet as a deferred cost. At December 31, 2000, the Company had outstanding warrants to purchase 1,000,000 shares of the Company's common stock, at $1.00 per share. The warrants are exercisable prior to June 30, 2002. At December 31, 2000, none of the warrants had been exercised.

  NOTE    3  -  RELATED PARTY TRANSACTIONS

       An officer of the Company is providing a mailing address to the Company without charge. This service has been determined by the Company to have only nominal value. As of December 31, 2001 and 2000 no compensation has been paid or accrued to any officers or directors of the Corporation.

  NOTE    4  -  INCOME TAXES

       The Company had no income taxes payable at December 31, 2001 and 2000. The Company has deferred tax assets at December 31, 2001 and 2000 of $23 and $53 respectively. At December 31, 2001, the Company had a net federal operating loss (NOL) of $26,531, which can be carried forward to offset operating income. The Company's NOL will expire between 2021 and 2020. Valuation allowances of $4,003 and $880 have been established for deferred tax assets associated with the above NOL for 2001 and 2000, and for the amortizing of organization costs for tax purposes for the years ended December 31, 2001 and 2000 respectively. The change in the valuation allowances for 2001 and 2000 was $3,123 and $797.

  NOTE    5  -  NOTE PAYABLE AND SHORT TERM ADVANCES

       During 1999, a business advanced $6,100 to the Company. The advance was unsecured and non-interest bearing and was repaid in February of 2000. Through December 31, 2001, a stockholder has advance $12,200 to the Company on an unsecured basis. The loan is due upon demand and carries interest at 10% per annum. Subsequent to year end an additional $1,000 was advanced to the Company by the above stockholder.