Form 10QSB
period 2002-03-31
FIRST GROWTH INVESTORS INC
filed 2002-05-14
CIK 1047857

U.S. SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C.  20549

                             FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED:  March 31, 2002

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

The number of $.001 par value common shares outstanding at March 31, 2002:
2,000,000

                    PART I - FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS

     See attached.

                 FIRST GROWTH INVESTORS, INC.
                (A Development Stage Company)

                    FINANCIAL STATEMENTS

              THREE MONTHS ENDED MARCH 31, 2002
                         (Unaudited)

                             AND

                YEAR ENDED DECEMBER 31, 2001

                  FIRST GROWTH INVESTORS, INC..
                  (A Development Stage Company)

                          BALANCE SHEETS

                              ASSETS

                                               March 31,      December 31,
                                                 2002            2001
                                               __________________________
                                              (Unaudited)
CURRENT ASSETS:
     Cash                                         $  126         $  166
     Inventory                                    47,900         47,000
                                                  ___________ __________

          Total Current Assets                    48,026         47,166
                                                  ___________ __________

TOTAL ASSETS                                   $  48,026      $  47,166
                                                  =========== ==========

               LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable                               $  0      $  0
     Accrued interest payable                      1,845          1,493
     Stockholder loan payable                     15,950         12,200
                                                  ___________ __________

          Total Current Liabilities               17,795         13,693
                                                  ___________ __________

STOCKHOLDERS' EQUITY:
     Preferred stock; $.001 par value,
          1,000,000 shares authorized
          no shares issued and outstanding             0         0
     Common stock; $.001 par value,
          24,000,000 shares authorized
          2,000,000 shares issued and
          outstanding both periods                 2,000          2,000
     Capital in excess of par value               47,362         47,362
     Earnings (deficit) accumulated during
          the development stage                  (19,131)       (15,889)
                                                  ___________ __________

          Total Stockholders' Equity              30,231         33,473
                                                  ___________ __________

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY     $  48,026      $  47,166
                                                  =========== ==========

                      See Notes to Financial Statements.

                         FIRST GROWTH INVESTORS, INC.
                         (A Development Stage Company)

                           STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                         For the Three          Cumulative
                                         Months Ended           During the
                                           March 31,            Development
                                        2002        2001          Stage
                                       _____________________________________

REVENUE
    Sales                              $    0        $    0        $  87,938
    Cost of goods sold                      0             0          (70,268)
                                       _____________________________________

          Gross profit                      0             0           17,670
                                       _____________________________________

EXPENSES
     Professional fees                  2,865         2,500           15,430
     Fees and licenses                     25            25            1,961
     Costs - warrant registration           0        14,476           14,476
     Amortization expense                   0             0              250
                                       _____________________________________

          Total expenses                2,890        17,001           32,117
                                       _____________________________________

INCOME (LOSS) FROM OPERATIONS-         (2,890)      (17,001)         (14,447)

OTHER INCOME (EXPENSE)
     Other income                           0             0            1,000
     Interest expense                    (352)         (179)          (3,029)
                                       _____________________________________

NET INCOME BEFORE INCOME TAXES         (3,242)      (17,180)         (16,476)
     Provision for income taxes             0             0           (1,905)
                                       _____________________________________

NET INCOME (LOSS) BEFORE CUMULATIVE
EFFECT OF ACCOUNTING CHANGE            (3,242)      (17,180)         (18,381)
     Cumulative effect of accounting
     change for organization costs          0             0             (750)
                                       _____________________________________

NET INCOME (LOSS)                   $  (3,242)   $  (17,180)   $     (19,131)
                                       =====================================
EARNINGS (LOSS) PER SHARE BEFORE
ACCOUNTING CHANGE                        $  0          $  0             $  0

CUMULATIVE EFFECT OF ACCOUNTING CHANGE    0.00          0.00            0.00
                                       =====================================
EARNINGS (LOSS) PER SHARE                $  0          $  0             $  0
                                       =====================================

                      See Notes to Financial Statements.

                         FIRST GROWTH INVESTORS, INC.
                         (A Development Stage Company)

                           STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                          For the Three          Cumulative
                                          Months Ended           During the
                                            March 31,            Development
                                         2002          2001          Stage
                                       _____________________________________

CASH FLOWS FROM OPERATING ACTIVITIES
  Sales                                   $  0          $  0     $  87,938
  Organization costs                         0             0        (1,000)
  Cash paid for inventory
    and related costs                        0             0      (115,698)
  Cash paid to suppliers
    and others                          (3,790)       (4,025)      (33,277)
  Cash paid for taxes                        0             0        (1,905)
  Cash paid for interest                     0             0          (994)
                                       _____________________________________

    Net Cash Provided(Used)
    by Operating Activities             (3,790)       (4,025)      (64,936)
                                       _____________________________________

CASH FLOWS FROM INVESTING ACTIVITIES         0             0             0
                                       _____________________________________

CASH FLOWS FROM FINANCING ACTIVITIES
  Stockholder loan                       3,750         4,000        15,950
  Sale of common stock                       0             0        55,050
  Direct costs of common stock sale          0             0        (5,688)
  Direct costs of warrants registration      0             0       (14,476)
  Expense direct costs of warrant
    registration                             0             0        14,476
  Proceeds from short term advance and loan  0             0        27,100
  Loan payment                               0             0       (27,350)
                                       _____________________________________

    Net Cash Provided(used)
    by Financing Activities              3,750         4,000        65,062
                                       _____________________________________

NET INCREASE (DECREASE) IN CASH            (40)          (25)          126

CASH  -  BEGINNING OF PERIOD               166           266             0
                                       _____________________________________

CASH  -  END OF PERIOD                  $  126        $  241        $  126
                                       _____________________________________

RECONCILIATION OF NET INCOME(LOSS)
   TO NET CASH PROVIDED(USED) BY
   OPERATING ACTIVITIES

NET INCOME (LOSS)                    $  (3,242)   $  (17,180)   $  (19,131)
                                       _____________________________________

Adjustment to reconcile net income(loss)
  to net cash provided(used) by
  operating activities
    Amortization of organization costs       0             0           250
    Cumulative change in accounting principle 0            0           750
    Changes in assets and liabilities
      (Increase) decrease in inventory     (900)           0       (47,900)
      Decrease in deferred warrant costs      0       14,476             0
      (Increase) in organization costs        0            0        (1,000)
      (Decrease) in accounts payable          0       (1,500)            0
      Increase(decrease) in accrued
        interest                            352          179         1,845
      Increase in note payable                0            0           250
                                       _____________________________________

        Total Adjustments                  (548)      13,155       (45,805)
                                       _____________________________________

NET CASH PROVIDED(USED) BY
OPERATING ACTIVITIES                  $  (3,790)    $ (4,025)   $  (64,936)
                                       =====================================


                      See Notes to Financial Statements.

                FIRST GROWTH INVESTORS, INC.
                (A Development Stage Company)

           NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 1  -  CONDENSED FINANCIAL STATEMENTS

     The Company, without audit, has prepared the accompanying financial statements. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operation and cash flows at March 31, 2002 and 2001 and for all periods presented have been made.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2001 audited financial statements. The results of operations for the periods ended March 31, 2002 and 2001 are not necessarily indicative of the operating results for the full year.

.. NOTE 2  -  DIRECT COSTS - WARRANT REGISTRATION

     During  the  quarter ended March 31, 2001, the  Company
     wrote-off   the   deferred   costs   of   its   warrant
     registration to expense. The amount written-off was $14,476.

NOTE 3  -  STOCKHOLDER LOAN PAYABLE

     Through  March  31,  2002,  a stockholder  has  advance
     $15,950 to the Company on an unsecured basis. The loan is due upon demand and carries interest at 10% per annum.

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


                     PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     The Company is not a party to any material pending legal proceedings. No such action is contemplated by the Company nor, to the best of its knowledge, has any action been threatened against the Company.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

     (a) No instruments defining the rights of the holders of any class of registered securities have been materially modified.

     (b) No rights evidenced by any class of registered securities have been materially limited or qualified by the issuance or modification of any other class of securities.

     (c) During the period covered by this report, there were no equity securities of the issuer, sold by the issuer, that were not registered under the Securities Act.

     (d) The Company was incorporated September 9, 1997. Upon inception, the founders contributed $5,050 cash to initially capitalize the Company in exchange for 1,750,000 shares of common stock. On October 15, 1997, the Company commenced a public offering of up to 250,000 shares of its common stock, in reliance upon Rule 504 of Regulation D, promulgated by the U.S. Securities & Exchange Commission under the Securities Act of 1933. The offering closed in November, 1997. Pursuant thereto, the Company sold 250,000 shares, increasing the total issued and outstanding common stock to 2,000,000 shares. In July, 1999, the Company filed a registration statement on Form SB-2 with the U.S. Securities & Exchange Commission under the Securities Act of 1933, to register the distribution and exercise of warrants. This registration statement was declared effective on October 8, 1999. At that time the Company became subject to the information requirements of the Securities Exchange Act of 1934. Accordingly, the Company files annual and quarterly reports and other information with the Commission. No securities have yet been sold pursuant to this offering. See Part I, Item 1 (financial statements) and Item 2 (management's discussion) for financial information and a discussion regarding use of proceeds.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     There has not been any material default in the payment of principal, interest, a sinking or purchase fund installment, or any other material default not cured within 30 days, with respect to any indebtedness of the issuer exceeding 5 percent of the total assets of the issuer.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter has been submitted to a vote of security holders during the period covered by this report, through the solicitation of proxies or otherwise.

ITEM 5.  OTHER INFORMATION

     None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits required by Item 601 of Regulation S-B.  None

     (b) Reports on Form 8-K. No reports on Form 8-K were filed during the quarter for which this report is filed.

                              SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              FIRST GROWTH INVESTORS, INC.



Date:  May 13, 2002           by:   /s/ Pam Jowett
                              Pam Jowett, President & Director