Form 10QSB
period 2002-06-30
FIRST GROWTH INVESTORS INC
filed 2002-08-15
CIK 1047857

U.S. SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C.  20549

                             FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED:  June 30, 2002

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

The number of $.001 par value common shares outstanding at June 30, 2002:
2,000,000

                    PART I - FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS

     See attached.

                 FIRST GROWTH INVESTORS, INC.
                (A Development Stage Company)

                    FINANCIAL STATEMENTS

               SIX MONTHS ENDED JUNE 30, 2002
                         (Unaudited)

                             AND

                YEAR ENDED DECEMBER 31, 2002

      FIRST GROWTH INVESTORS, INC.
      (A Development Stage Company)

             BALANCE SHEETS

                 ASSETS
                                          June 30,    December 31,
                                            2002          2001
                                         __________   ___________
                                        (Unaudited)
CURRENT ASSETS:
     Cash in bank                           $11,603          $166
     Inventory                                    -        47,000
                                         __________   ___________

          Total Current Assets               11,603        47,166
                                         __________   ___________

TOTAL ASSETS                                $11,603       $47,166
                                         ==========   ===========

  LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable                            $-            $-
     Accrued interest payable -               2,250         1,493
          stockholder loan
     Stockholder loan payable                16,450        12,200
                                         __________   ___________

          Total Current Liabilities          18,700        13,693
                                         __________   ___________

STOCKHOLDERS' EQUITY (DEFICIT):
     Preferred stock; $.001 par value,
          1,000,000 shares authorized,
          no shares issued and                    -             -
          outstanding
     Common stock $.001 par value,
          24,000,000 shares authorized,
          2,000,000 shares issued and
          outstanding both periods            2,000         2,000
     Capital in excess of par value          47,362        47,362
     Deficit accumulated during the
          development stage                 (56,459)      (15,889)
                                         __________   ___________

          Total Stockholders' Equity         (7,097)       33,473
          (Deficit)                      __________   ___________

TOTAL LIABILITIES AND STOCKHOLDERS'         $11,603       $47,166
EQUITY                                   ==========   ===========

  The accompanying notes are an integral part of these financial statements.

   FIRST GROWTH INVESTORS, INC.
  (A Development Stage Company)

   STATEMENTS OF OPERATIONS
    (Unaudited)

                       For the Three            For the Six        Cumulative
                       Months Ended             Months Ended       During the
                         June 30,                 June 30,         Development
                       2002       2001        2002       2001       Stage
                       ______________________________________________________
REVENUE
  Sales               $11,882          $-     $11,882          $-     $99,820
  Cost of goods sold  (47,900)          -     (47,900)          -    (118,168)
                       ______________________________________________________

     Gross profit     (36,018)           -    (36,018)          -    (18,348)
     (loss)            ______________________________________________________

EXPENSES:
  Professional fees       905         875       3,770       3,375      16,335
  Fees and licenses         -           -          25          25       1,961
  Costs - warrant           -           -           -      14,476      14,476
   registration
  Amortization expense      -           -           -           -         250
                       ______________________________________________________

     Total Expenses       905         875       3,795     17,876       33,022
                       ______________________________________________________
NET INCOME (LOSS)
FROM OPERATIONS       (36,923)       (875)    (39,813)   (17,876)     (51,370)
                       ______________________________________________________

OTHER INCOME(EXPENSE)
     Other income           -           -           -           -       1,000
     Interest expense    (405)       (266)       (757)       (445)     (3,434)
                       ______________________________________________________
NET INCOME BEFORE
INCOME TAXES          (37,328)     (1,141)    (40,570)    (18,321)    (53,804)
                       ______________________________________________________

     Provision for          -           -           -           -      (1,905)
     income taxes      ______________________________________________________

NET INCOME (LOSS)
BEFORE CUMULATIVE
EFFECT OF
ACCOUNTING CHANGE     (37,328)     (1,141)    (40,570)   (18,321)     (55,709)
                       ______________________________________________________
  Cumulative effect of
  accounting change for     -           -           -          -         (750)
  organization costs   ______________________________________________________

NET INCOME (LOSS)    $(37,328)    $(1,141)   $(40,570)  $(18,321)    $(56,459)
                       ======================================================
EARNINGS(LOSS) PER
SHARE BEFORE
ACCOUNTING CHANGE    $  (0.02)    $ (0.00)   $  (0.02)  $  (0.01)    $  (0.03)

CUMULATIVE EFFECT OF
ACCOUNTING CHANGE           -           -           -          -        (0.00)
                       ______________________________________________________

INCOME (LOSS) PER    $  (0.02)    $ (0.00)   $  (0.02)  $  (0.01)    $  (0.03)
SHARE                  ======================================================

  The accompanying notes are an integral part of these financial statements.

 FIRST GROWTH INVESTORS, INC.
 (A Development Stage Company)

   STATEMENTS OF CASH FLOWS
          (Unaudited)

                                             For the Six         Cumulative
                                             Months Ended        During the
                                             June 30,            Development
                                             2002      2001      Stage
                                             _______________________________
CASH FLOWS FROM OPERATING ACTIVITIES
  Sales                                       $11,882        $-    $99,820
  Organization costs                                -         -     (1,000)
  Cash paid for inventory and                       -         -   (115,698)
   related costs
  Cash paid to suppliers and others            (4,695)   (4,900)   (34,182)
  Cash paid for taxes                               -         -     (1,905)
  Cash paid for interest                            -         -       (994)
                                             _______________________________
    Net cash provided(used) from
    operating activities                        7,187    (4,900)    (53,959)
                                             _______________________________
CASH FLOWS FROM (USED)IN INVESTING
ACTIVITIES:                                         -         -           -
                                             _______________________________
CASH FLOWS FROM FINANCING ACTIVITIES:
  Stockholder loan                              4,250     6,000      16,450
  Sale of common stock                              -         -      55,050
  Direct costs of common stock sale                 -         -      (5,688)
  Direct costs of warrants registration             -         -     (14,476)
  Expense direct costs of warrant                                    14,476
   registration
  Proceeds form short term advance                  -         -      27,100
   and loan
  Loans and other debt payments                     -         -     (27,350)
                                             _______________________________

    Net cash Provided (Used)                    4,250     6,000      65,562
    by financing activities                  _______________________________

NET CASH PROVIDED(USED) DURING PERIOD          11,437     1,100      11,603

CASH - BEGINNING OF PERIOD                        166       266           -
                                             _______________________________

CASH - ENDING OF PERIOD                      $ 11,603  $  1,366    $ 11,603
                                             ===============================
RECONCILIATION OF NET INCOME
(LOSS) TO NET CASH PROVIDED
(USED) BY OPERATING ACTIVITIES

NET INCOME (LOSS)                            $(40,570) $(18,321)   $(56,459)
                                             ===============================
Adjustment to reconcile net income(loss)
to net cash provided (used) by
operating activities
  Amortization of organization costs                -         -         250
  Cumulative change in accounting principle         -         -         750
  Changes in assets and liabilities
   (Increase) in accounts receivable                -         -           -
   (Increase) decrease in inventory            47,000         -           -
   Decrease in deferred warrant cost                -    14,476           -
   (Increase)in organization costs                  -         -      (1,000)
   (Decrease in accounts payable                    -    (1,500)          -
   Increase(decrease) in accrued interest         757       445       2,250
   Increase in note payable                         -         -         250
                                             _______________________________

    Total adjustments                          47,757    13,421       2,500
                                             _______________________________
NET CASH PROVIDED (USED) BY
OPERATING ACTIVITIES                           $7,187   $(4,900)   $(53,959)
                                             ===============================

 The accompanying notes are an integral part of these financial statements.

                FIRST GROWTH INVESTORS, INC.
                (A Development Stage Company)

           NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 1  -  CONDENSED FINANCIAL STATEMENTS

     The Company, without audit, has prepared the accompanying financial statements. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operation and cash flows at June 30, 2002 and 2001 and for all periods presented have been made.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2001 audited financial statements. The results of operations for the periods ended June 30, 2002 and 2001 are not necessarily indicative of the operating results for the full year.

.. NOTE 2  -  DIRECT COSTS - WARRANT REGISTRATION

     During the six months ended June 30, 2001, the Company wrote-off the deferred costs of its warrant registration to expense. The amount written-off was $14,476.

NOTE 3  -  STOCKHOLDER LOAN PAYABLE

     Through June 30, 2002, a stockholder has advance
     $16,450 to the Company on an unsecured basis. The loan is due upon demand and carries interest at 10% per annum.

NOTE 4  -  LOSS ON SALE OF INVENTORY

     During the second quarter ending June 30, 2002, the Board of Directors approved that the management of the Company sell its inventory of investment champagne, as soon as possible, for the highest price it could obtain. The champagne was invested in speculation of expected high demand for champagne for the celebration of the new millennium on December 31, 1999 and January 1, 2000. It turned out that there was an oversupply of champagne and Management felt the Corporation should liquidate its investment in the champagne to recoup whatever may be obtained from the sale of the champagne. The Corporation entered into an agreement with a stockholder wherein the Corporation authorized the stockholder to liquidate the champagne on behalf of the Corporation. This was done and the champagne was sold to a third party buyer for $11,882 resulting in a loss on sale of $36,018.

NOTE   5  -  DEVELOPMENT STAGE COMPANY AND GOING CONCERN

     The Company is a development stage company as defined in Financial Accounting Standards Board Statement No.
     7. It has yet to commence full-scale business operations. From inception through the date of these financial statements, the Company's major asset was an inventory of investment champagne that the Company intended to sale for a profit. As explained in Note 4 above, the inventory available to be sold was liquidated for a loss in the second quarter of 2002.
     The cumulative loss from the sale of its investment champagne through June 30, 2002 was $18,348 and the Company from inception to June 30, 2002 has a total loss of $56,459. The Company has no inventory remaining at this time but the Company has determined that it shall continue to look for investment opportunities in the area of vintage champagne and wines.

     Accordingly, the entity's ability to accomplish it business strategy and to ultimately become profitable is at this time dependent on the success of its ability to generate significant revenue and to ultimately achieve profitable operations. At present the Company's only asset is cash of $11,603. There can be no assurance that the Company will be able to obtain additional funding or profitable investing in Champagne and wines and, if available, that the profits from its investing in champagne and wine or the funding if obtained will be on terms favorable to or affordable or in adequate amounts needed to complete its current business plan. The Company's management is exploring all of its options so that it can successfully develop successful operations around its business plan. Ultimately, however, the Company will need to achieve profitable operations in order to continue as a going concern

ITEM 2:  MANAGEMENT'S DISCUSSION & ANALYSIS OR PLAN OF OPERATIONS

     First Growth Investors, Inc. (the "Company") was incorporated under the laws of the State of Nevada on September 9, 1997. In connection with the organization, the founders contributed $5,050 cash to initially capitalize First Growth Investors in exchange for 1,750,000 shares of common stock. On October 15, 1997, First Growth Investors commenced a public offering of up to 250,000 shares of its common stock, in reliance upon Rule 504 of Regulation D, promulgated by the U.S. Securities & Exchange Commission under the Securities Act of 1933. The offering closed in November, 1997. The Company sold 250,000 shares of common stock, at $.20 per share, and raised gross proceeds of $50,000 increasing the total issued and outstanding common stock to 2,000,000 shares. The Company then registered a public offering of its securities. First Growth Investors declared a distribution of 1,000,000 common stock purchase warrants to shareholders of record as of September 30, 1999. The Company filed with the Securities and Exchange Commission a registration statement on Form SB-2, Commission File No. 333-83125, which became effective October 8, 1999. Pursuant thereto the Company then distributed 1,000,000 warrants. The warrants were exercisable at $1.00 per share, on or before June 30, 2002. The warrants have now expired, and no securities were ever sold pursuant to the offering.

PLAN OF OPERATIONS.

     Management's plan of operation for the next twelve months is to continue using existing capital to provide general working capital during the next twelve months, and the Company may also use funds to acquire another inventory of select wines to hold for investment and resale, if a suitable investment opportunity can be located. Under this plan of operations, First Growth Investors has no specific capital commitments and the timing of capital expenditures will depend upon finding a suitable investment opportunity and the receipt of additional funds, if necessary, none of which is assured. We have not determined how long existing capital can satisfy any cash requirements, but we do not presently anticipate that we will have to raise additional funds within the next twelve months. We do not anticipate any capital commitments for product research and development or significant purchases of plant or equipment, or any change in the number of employees.

     The Company has no inventory remaining at this time but the Company has determined that it shall continue to look for investment opportunities in the area of vintage champagne and wines.

     Accordingly, the Company's ability to accomplish it business strategy and to ultimately become profitable is at this time dependent on the success of its ability to generate significant revenue and to ultimately achieve profitable operations. At present the Company's only asset is cash of $11,603. There can be no assurance that the Company will be able to obtain additional funding or profitable investing in Champagne and wines and, if available, that the profits from its investing in champagne and wine or the funding if obtained will be on terms favorable to or affordable or in adequate amounts needed to complete its current business plan. The Company's management is exploring all of its options so that it can successfully develop successful operations around its business plan. Ultimately, however, the Company will need to achieve profitable operations in order to continue as a going concern

                     PART II - OTHER INFORMATION

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

     (d) The Company was incorporated September 9, 1997. Upon inception, the founders contributed $5,050 cash to initially capitalize the Company in exchange for 1,750,000 shares of common stock. On October 15, 1997, the Company commenced a public offering of up to 250,000 shares of its common stock, in reliance upon Rule 504 of Regulation D, promulgated by the U.S. Securities & Exchange Commission under the Securities Act of 1933. The offering closed in November, 1997. Pursuant thereto, the Company sold 250,000 shares, increasing the total issued and outstanding common stock to 2,000,000 shares. In July, 1999, the Company filed a registration statement on Form SB-2 with the U.S. Securities & Exchange Commission under the Securities Act of 1933, to register the distribution and exercise of warrants. This registration statement was declared effective on October 8, 1999. At that time the Company became subject to the information requirements of the Securities Exchange Act of 1934. Accordingly, the Company files annual and quarterly reports and other information with the Commission. Pursuant to the offering the Company distributed 1,000,000 warrants. The warrants were exercisable at $1.00 per share, on or before June 30, 2002. The warrants have now expired, and no securities were ever sold pursuant to the offering.

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



Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     The undersigned Chief Executive Officer and Chief Financial Officer certify that this report fully complies with the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, and the information contained in the report fairly presents, in all material respects, the financial condition and results of operations of the Company.

                              SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              FIRST GROWTH INVESTORS, INC.



Date: August 13, 2002              by:     /s/ Pam Jowett
                                   Pam Jowett, President & Director