Form 10QSB
period 2002-09-30
FIRST GROWTH INVESTORS INC
filed 2002-11-12
CIK 1047857

U.S. SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C.  20549

                             FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED:  September 30, 2002

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

The number of $.001 par value common shares outstanding at September 30, 2002:
2,000,000

                    PART I - FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS

     See attached.

                FIRST GROWTH INVESTORS, INC.
                (A Development Stage Company)

                    FINANCIAL STATEMENTS

            NINE MONTHS ENDED SEPTEMBER 30, 2002
                         (Unaudited)

                             AND

                 YEAR ENDED DECEMBER 31, 2001

                         FIRST GROWTH INVESTORS, INC.
                         (A Development Stage Company)

                                BALANCE SHEETS



                                    ASSETS


                                                   September 30, December 31,
                                                       2002          2001
                                                   ____________  ____________
                                                   (Unaudited)

CURRENT ASSETS:
  Cash in bank                                         $10,408           $166
  Inventory                                                  -         47,000

       Total Current Assets                             10,408         47,166
                                                   ____________  ____________

TOTAL ASSETS                                           $10,408        $47,166
                                                   ============  ============

                     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                          $-             $-
  Accrued interest payable - stockholder loan            2,664          1,493
  Stockholder loan payable                              16,450         12,200
                                                   ____________  ____________

       Total Current Liabilities                        19,114         13,693
                                                   ____________  ____________

STOCKHOLDERS' EQUITY (DEFICIT):
  Preferred stock; $.001 par value, 1,000,000 shares
    authorized, no shares issued and outstanding             -              -
  Common stock $.001 par value, 24,000,000 shares
    authorized, 2,000,000 shares issued and
    outstanding both periods                             2,000          2,000
  Capital in excess of par value                        47,362         47,362
  Deficit accumulated during the development stage     (58,068)       (15,889)
                                                   ____________  ____________

       Total Stockholders' Equity (Deficit)             (8,706)        33,473
                                                   ____________  ____________

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY             $10,408        $47,166
                                                   ============  ============


  The accompanying notes are an integral part of these financial statements.

                         FIRST GROWTH INVESTORS, INC.
                         (A Development Stage Company)

                           STATEMENTS OF OPERATIONS
                                  (Unaudited)




                           For the Three          For the Nine      Cumulative
                           Months Ended           Months Ended      During the
                           September 30,          September 30,    Development
                          2002       2001        2002       2001       Stage
                        ______________________________________________________

REVENUE

  Sales                    $-          $-     $11,882          $-     $99,820
  Cost of goods sold        -           -     (47,900)          -    (118,168)
                        ______________________________________________________

    Gross profit            -           -     (36,018)          -     (18,348)
                        ______________________________________________________

EXPENSES:
  Professional fees     1,050         860       4,820       4,235      17,385
  Fees and licenses       145         135         170         160       2,106
  Costs - warrant           -           -           -      14,476      14,476
    registration
  Amortization expense      -           -           -           -         250
                        ______________________________________________________

    Total Expenses      1,195         995       4,990      18,871      34,217
                        ______________________________________________________

NET INCOME (LOSS)
FROM OPERATIONS        (1,195)       (995)    (41,008)    (18,871)    (52,565)
                        ______________________________________________________

OTHER INCOME
(EXPENSE)
  Other income              -           -           -           -       1,000
  Interest expense       (415)       (290)     (1,171)       (735)     (3,848)
                        ______________________________________________________

NET INCOME BEFORE
INCOME TAXES           (1,610)     (1,285)    (42,179)    (19,606)    (55,413)

  Provision for income      -           -           -           -      (1,905)
  taxes                 ______________________________________________________

NET INCOME (LOSS)
BEFORE CUMULATIVE
EFFECT OF
ACCOUNTING CHANGE      (1,610)     (1,285)    (42,179)    (19,606)    (57,318)

  Cumulative effect
  of accounting
  change for                -           -           -           -        (750)
  organization costs    ______________________________________________________

NET INCOME (LOSS)     $(1,610)    $(1,285)   $(42,179)   $(19,606)   $(58,068)
                        ======================================================

EARNINGS (LOSS) PER
SHARE BEFORE
ACCOUNTING CHANGE     $ (0.00)    $ (0.00)   $  (0.02)   $  (0.01)   $  (0.03)


CUMULATIVE EFFECT OF
ACCOUNTING CHANGE           -           -           -          -        (0.00)
                        ______________________________________________________

INCOME (LOSS) PER     $(0.00)     $ (0.00)   $  (0.02)   $  (0.01)   $  (0.03)
SHARE
                        ======================================================


  The accompanying notes are an integral part of these financial statements.

                         FIRST GROWTH INVESTORS, INC.
                         (A Development Stage Company)

                           STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                             For the Nine        Cumulative
                                             Months Ended        During the
                                             September 30,       Development
                                             2002      2001      Stage
                                             _______________________________

CASH FLOWS FROM OPERATING ACTIVITIES
  Sales                                       $11,882        $-     $99,820
  Organization costs                                -         -      (1,000)
  Cash paid for inventory and related costs         -         -    (115,698)
  Cash paid to suppliers and others            (5,890)   (5,895)    (35,377)
  Cash paid for taxes                               -         -      (1,905)
  Cash paid for interest                            -         -        (994)
                                             _______________________________
      Net cash provided (used) from
        operating activities                    5,992    (5,895)    (55,154)
                                             _______________________________
CASH FLOWS FROM (USED) IN
INVESTING ACTIVITIES:                               -         -           -
                                             _______________________________

CASH FLOWS FROM FINANCING ACTIVITIES:
  Stockholder loan                              4,250     6,000      16,450
  Sale of common stock                              -         -      55,050
  Direct costs of common stock sale                 -         -      (5,688)
  Direct costs of warrants registration             -         -     (14,476)
  Expense direct costs of warrant registration      -         -      14,476
  Proceeds form short term advance and loan         -         -      27,100
  Loans and other debt payments                     -         -     (27,350)
                                             _______________________________

      Net cash Provided (Used) by               4,250     6,000      65,562
        financing activities                 _______________________________

NET CASH PROVIDED (USED) DURING PERIOD         10,242       105      10,408

CASH - BEGINNING OF PERIOD                        166       266           -
                                             _______________________________

CASH - ENDING OF PERIOD                       $10,408      $371     $10,408
                                             ===============================
RECONCILIATION OF NET INCOME(LOSS) TO NET
CASH PROVIDED(USED) BY OPERATING ACTIVITIES

NET INCOME (LOSS)                            $(42,179) $(19,606)   $(58,068)
                                             _______________________________

Adjustment to reconcile net income(loss) to
net cash provided(used) by operating
activities
  Amortization of organization costs                -         -         250
  Cumulative change in accounting principle         -         -         750
  Changes in assets and liabilities
    (Increase) in accounts receivable               -         -           -
    (Increase) decrease in inventory           47,000         -           -
    Decrease in deferred warrant cost               -    14,476           -
    (Increase) in organization costs                -         -      (1,000)
    (Decrease in accounts payable                   -    (1,500)          -
    Increase (decrease) in accrued interest     1,171       735       2,664
    Increase in note payable                        -         -         250
                                             _______________________________

        Total adjustments                      48,171    13,711       2,914
                                             _______________________________

NET CASH PROVIDED (USED) BY
OPERATING ACTIVITIES                          $ 5,992   $(5,895)   $(55,154)
                                             ===============================


  The accompanying notes are an integral part of these financial statements.

                FIRST GROWTH INVESTORS, INC.
                (A Development Stage Company)

           NOTES TO UNAUDITED FINANCIAL STATEMENTS


NOTE 1 - CONDENSED FINANCIAL STATEMENTS

     The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operation and cash flows at September 30, 2002 and for all periods presented have been made.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2001 audited financial statements. The results of operations for the periods ended September 30, 2002 and 2001 are not necessarily indicative of the operating results for the full year.

.. NOTE 2 - DIRECT COSTS - WARRANT REGISTRATION

     During the six months ended June 30, 2001, the Company wrote-off the deferred costs of its warrant registration to expense. The amount written-off was $14,476.

NOTE 3 - STOCKHOLDER LOAN PAYABLE

     Through September 30, 2002, a stockholder has advance
     $16,450 to the Company on an unsecured basis. The loan is due upon demand and carries interest at 10% per annum.

NOTE 4 - LOSS ON SALE OF INVENTORY

     During the second quarter ending June 30, 2002, the Board of Directors approved that the management of the Company sell its inventory of investment champagne, as soon as possible, for the highest price it could obtain. The champagne was invested in speculation of expected high demand for champagne for the celebration of the new millennium on December 31, 1999 and January 1, 2000. It turned out that there was an oversupply of champagne and management felt the Corporation should liquidate its investment in the champagne to recoup whatever may be obtained from the sell of the champagne. The Corporation entered into an agreement with a stockholder wherein the Corporation authorized the stockholder to liquidate the champagne on behalf of the Corporation. This was done and the champagne was sold to a third party buyer for $11,882 for a loss on sale of $36,018.

NOTE   5 - DEVELOPMENT STAGE COMPANY AND GOING CONCERN

     The Company is a development stage company as defined in Financial Accounting Standards Board Statement No.
     7. It has yet to commence full-scale business operations. From inception through the date of these financial statements, the Company's major asset was an inventory of investment champagne that the Company intended to sale for a profit. As explained in Note 4 above, the inventory available to be sold was liquidated for a loss in the second quarter of 2002.
     The cumulative loss from the sale of its investment champagne through September 30, 2002 was $18,348 and the Company from inception to September 30, 2002 has a total loss of $58,068. The Company has no inventory remaining at this time but the Company has determined that it shall continue to look for investment opportunities in the area of vintage champagne and wines.

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

     The Company has no inventory remaining at this time, but the Company has determined that it shall continue to look for investment opportunities in the area of investment grade vintages of wines. Accordingly, the Company's ability to accomplish it business strategy and to ultimately become profitable is at this time dependent on the success of its ability to generate significant revenue and to ultimately achieve profitable operations. At present the Company's only asset is cash of $10,408. There can be no assurance that the Company will be able to obtain additional funding or profitable investing in wines and, if available, that the profits from its investing in wine or the funding if obtained will be on terms favorable to or affordable or in adequate amounts needed to complete its current business plan. The Company's management is exploring all of its options so that it can develop successful operations around its business plan. Ultimately, however, the Company will need to achieve profitable operations in order to continue as a going concern.

ITEM 3. CONTROLS AND PROCEDURES.

     The issuer's principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, are responsible for establishing and maintaining disclosure controls and procedures (as such term is defined in paragraph (c) of Rule 15d-14) for the issuer and have:

     designed such disclosure controls and procedures to ensure that material information relating to the issuer, including its consolidated subsidiaries, is made known to them by others within those entities, particularly during the period in which the periodic reports are being prepared;

     evaluated the effectiveness of the issuer's disclosure controls and procedures as of a date within 90 days prior to the filing date of the report (the "Evaluation Date").

     Based on their evaluation as of the Evaluation Date, their conclusions about the effectiveness of the disclosure controls and procedures were that nothing indicated:

     any significant deficiencies in the design or operation of internal controls which could adversely affect the issuer's ability to record, process, summarize and report financial data;

     any fraud, whether or not material, that involves management or other employees who have a significant role in the issuer's internal controls; or

     any material weaknesses in internal controls that have been or should be identified for the issuer's auditors and disclosed to the issuer's auditors and the audit committee of the board of directors (or persons fulfilling the equivalent function).

     Changes in internal controls. There were no significant changes in the issuer's internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

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


                              FIRST GROWTH INVESTORS, INC.



Date: October 31, 2002                  by:    /s/ Pam Jowett
                                   Pam Jowett, President & Director





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




Date: October 31, 2002                  by:    /s/ Pam Jowett
                                   Pam Jowett, President & Director

                           CERTIFICATIONS*
I, Pam Jowett, certify that:
1. I have reviewed this quarterly report on Form 10-QSB of First Growth Investors, Inc., the registrant;
2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:
a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):
a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.




Date: October 31, 2002        by:     /s/ Pam Jowett
                              Pam Jowett, President & Director
                    (Chief Executive Officer and Chief Financial Officer)
* Provide a separate certification for each principal executive officer and principal financial officer of the registrant. See Rules 13a-14 and 15d-14. The required certification must be in the exact form set forth above.