Form 10KSB
period 2002-12-31
FIRST GROWTH INVESTORS INC
filed 2003-02-25
CIK 1047857

U.S. SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C.  20549

                             FORM 10-KSB

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2002    Commission File No. 333-83125

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

    ______________________________________________________________
    (Former name or former address, if changed since last report.)

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

The Issuer's revenues for its most recent fiscal year.        $ 11,882

As of February 19, 2003, the aggregate market value of voting stock held by non-affiliates was approximately $125,000.

The number of shares outstanding of the Issuer's common stock at December 31, 2002: 2,000,000

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

     In November, 1997, First Growth Investors used the proceeds of its recently completed offering to purchase several vintages of investment grade wines. These were all sold during the first quarter of 1999. In July and August of 1999, First Growth Investors reinvested the amounts received from the initial sales in other vintages of investment grade wines. These were all sold during the fiscal year ended December 31, 2002. The Company has no inventory remaining at this time, but the Company has determined that it shall continue to look for investment opportunities in the area of investment grade vintages of wines.

     There is absolutely no assurance that First Growth Investors will be successful in this venture. Management has no prior experience in this business or industry and will have to rely on the advice of others. However, the initial purchase of wines, an investment costing about $50,000, was subsequently sold for an amount which generated a gross profit in excess of $20,000.

ITEM 2.   PROPERTIES

     First Growth Investors has no office facilities and does not presently anticipate the need to lease commercial office space or facilities. For now the President's address is being used as the business address. The Company may lease commercial office facilities in the future at such time as operations have developed to the point where the facilities are needed, but has no commitments or arrangements for any facilities. There is no assurance regarding the future availability of commercial office facilities or terms on which the Company may be able to lease facilities in the future, nor any assurance regarding the length of time the present arrangement may continue.

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

     Quarter Ended                 High                     Low

     March 31, 2001                $ .50                    $ .50
     June 30, 2001                 $ .50                    $ .50
     September 30, 2001            $ .50                    $ .50
     December 31, 2001             $ .50                    $ .50

     March 31, 2002                $ .50                    $ .50
     June 30, 2002                 $ .50                    $ .50
     September 30, 2002            $ .50                    $ .50
     December 31, 2002             $ .25                    $ .25

     (B)  HOLDERS.

     As of February 19, 2003, there were about 39 record holders of the Common Stock.

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

     The Company has no inventory remaining at this time, but the Company has determined that it shall continue to look for investment opportunities in the area of investment grade vintages of wines. Accordingly, the Company's ability to accomplish it business strategy and to ultimately become profitable is at this time dependent on the success of its ability to generate significant revenue and to ultimately achieve profitable operations. At present the Company's only asset is cash of $9,373. There can be no assurance that the Company will be able to obtain additional funding or profitable investing in wines and, if available, that the profits from its investing in wine or the funding if obtained will be on terms favorable to or affordable or in adequate amounts needed to complete its current business plan. The Company's management is exploring all of its options so that it can develop successful operations around its business plan. Ultimately, however, the Company will need to achieve profitable operations in order to continue as a going concern.

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

                         Term Served As   Positions
Name of Director Age     Director/Officer With Company

Pam Jowett       50      Since inception  President &
                                          Secretary/Treasurer

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

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT. Section 16(a) is not applicable.

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

     (B) REPORTS ON FORM 8-K have not been filed during the last quarter of the fiscal year ended December 31, 2002.

ITEM 14.  CONTROLS AND PROCEDURES.

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


First Growth Investors, Inc.



By:     /s/ Pam Jowett      Date:   February 21, 2003
     Pam Jowett, President and Secretary/Treasurer
     Chief Executive Officer and
     Chief Financial Officer


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and the dates indicated.



By:      /s/ Pam Jowett       Date:    February 21, 2003
     Pam Jowett, President and Secretary/Treasurer
     Chief Executive Officer and
     Chief Financial Officer




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



Date: February 21, 2003                 by:     /s/ Pam Jowett
                                   Pam Jowett, President & Director

                           CERTIFICATIONS*

I, Pam Jowett, certify that:
1. I have reviewed this annual report on Form 10-QSB of First Growth Investors, Inc., the registrant;
2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;
3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;
4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:
a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):
a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: February 21, 2003            by:     /s/ Pam Jowett
                              Pam Jowett, President & Director
                    (Chief Executive Officer and Chief Financial Officer)

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

                    FIRST GROWTH INVESTORS, INC.
                   (A Development Stage Company)

                        FINANCIAL STATEMENTS

        FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001

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

  Independent Auditor's Report

  Board of Directors
  FIRST GROWTH INVESTORS, INC.
  Salt Lake City, Utah

  I have audited the accompanying balance sheets of First Growth Investors, Inc. (A development stage company) as of December 31, 2002 and 2001 and the related statements of operations, stockholders' equity and cash flows for the years then ended and from inception (September 9, 1997) to December 31, 2002. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on the financial statements based on my audits.

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

  In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of First Growth Investors, Inc. (A development stage company) as of December 31, 2002 and 2001, and the results of its operations and its cash flows for the years then ended and from Inception (September 9, 1997) to December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.


                                       /s/ David T. Thomson P.C.



  Salt Lake City, Utah
  February 5, 2003

                     FIRST GROWTH INVESTORS, INC.
                    (A Development Stage Company)

                            BALANCE SHEETS

                                ASSETS


                                              December 31,        December 31,
                                                  2002                2001
                                              ________________________________

CURRENT ASSETS:
     Cash in bank                                  $9,373              $  166
     Inventory                                          -              47,000
                                                _____________________________

               Total Current Assets                $9,373              47,166
                                                _____________________________

TOTAL ASSETS                                    $   9,373           $  47,166
                                                =============================

                 LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable                           $        0      $           0
     Accrued interest payable                        3,079              1,493
     Stockholder advances payable                   16,450             12,200
                                                _____________________________

               Total Current Liabilities            19,529             13,693
                                                _____________________________

STOCKHOLDERS' EQUITY:
     Preferred stock; $.001 par value,
         1,000,000 shares authorized,
          no shares issued and outstanding               0                  0
     Common Stock; $.001 par value, 24,000,000
         shares authorized 2,000,000 shares
          issued and outstanding                     2,000              2,000
     Capital in excess of par value                 47,362             47,362
     Earnings (deficit) accumulated during the
          development stage                        (59,518)           (15,889)
                                                _____________________________

          Total Stockholders' Equity(Deficit)      (10,156)            33,473
                                                _____________________________

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY      $    9,373     $       47,166
                                                =============================

The accompanying notes are an integral part of these financial statements.

                     FIRST GROWTH INVESTORS, INC.
                    (A Development Stage Company)

                       STATEMENTS OF OPERATIONS


                                   For The        For The        Cumulative
                                   Year Ended     Year Ended     During The
                                   December 31,   December 31,   Development
                                      2002           2001           Stage
                                   __________________________________________


REVENUE:
     Sales                           $11,882           $   0        $  99,820
     Costs of goods sold             (47,900)              0         (118,168)
                                   __________________________________________

          Gross profit(loss)         (36,018)              0          (18,348)
                                   __________________________________________

EXPENSES:
     Professional fees                 5,891            5,165          18,456
     Fees and licenses                   135              135           2,071
     Warrant registration costs            0           14,476          14,476
     Amortization expense                  0                0             250
                                   __________________________________________

                                       6,026           19,776          35,253
                                   __________________________________________

INCOME (LOSS) FROM OPERATIONS        (42,044)         (19,776)        (53,601)

OTHER INCOME (EXPENSE)
     Other income                          0                0           1,000
     Interest expense                 (1,585)          (1,040)         (4,262)
                                   __________________________________________

NET INCOME BEFORE INCOME TAXES       (43,629)         (20,816)        (56,863)
     Provision for income taxes            0                0          (1,905)
                                   __________________________________________

NET INCOME (LOSS) BEFORE CUMULATIVE
EFFECT OF ACCOUNTING CHANGE          (43,629)         (20,816)        (58,768)
     Cumulative effect of accounting
     change for organization costs         0                0            (750)
                                   __________________________________________

NET INCOME (LOSS)                  $ (43,629)    $    (20,816)     $  (59,518)

EARNINGS (LOSS) PER SHARE
     Before cumulative effect of
           accounting change       $   (0.02)    $      (0.01)     $    (0.03)

     Cumulative effect of
             accounting change             0                0            0.00
                                   __________________________________________

     Net income (loss)             $   (0.02)    $      (0.01)     $    (0.03)
                                   ==========================================
WEIGHTED AVERAGE SHARES
OUTSTANDING                        2,000,000        2,000,000       1,992,188
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

                   FIRST GROWTH INVESTORS, INC.
                  (A Development Stage Company)

                STATEMENT OF STOCKHOLDERS' EQUITY


                                                                  Deficit
                                                                  Accumulated
                                        Common Stock  Capital in  During the
                                                      Excess of   Development
                                        Shares Amount Par Value      Stage
                                     ________________________________________

BALANCE, September 9, 1997 (inception)       0   $  0      $  0         $  0

Shares issued to initial
  stockholders for cash,
  September 18, 1997 at
  approximately $.0029 per share     1,750,000  1,750     3,300            0

Shares issued upon completion
  of offering of stock
  to the public at $.20 per
  share, November 1997                 250,000    250    49,750            0

Direct costs of the offering
  of common stock to the public              0      0    (5,688)           0

Net income (loss) from
  September 9, 1997 (inception)
  to December 31, 1997                       0      0         0       (2,350)
                                     ________________________________________

BALANCE, December 31, 1997           2,000,000  2,000    47,362       (2,350)

Net income (loss) for the
  year ended December 31, 1998               0      0         0       (1,440)
                                     ________________________________________

BALANCE, December 31, 1998           2,000,000  2,000    47,362       (3,790)

Net income (loss) for the
  year ended December 31, 1999               0      0         0       14,032
                                     ________________________________________

BALANCE, December 31, 1999           2,000,000  2,000    47,362       10,242

Net income (loss) for the
  year ended December 31, 2000               0      0         0       (5,315)
                                     ________________________________________

BALANCE, December 31, 2000           2,000,000  2,000    47,362        4,927

Net income (loss) for the
  year ended December 31, 2001               0      0         0      (20,816)
                                     ________________________________________

BALANCE, December 31, 2001           2,000,000 $2,000   $47,362     $(15,889)

Net income (loss) for the
  year ended December 31, 2002               0      0         0      (43,629)
                                     ________________________________________

BALANCE, December 31, 2002           2,000,000 $2,000   $47,362     $(59,518)
                                     ========================================

The accompanying notes are an integral part of these financial statements.

                     FIRST GROWTH INVESTORS, INC.
                    (A Development Stage Company)

                      STATEMENTS OF CASH  FLOWS


                                        For The      For The      Cumulative
                                        Year Ended   Year Ended   During The
                                        December 31, December 31, Development
                                            2002         2001        Stage
                                        _____________________________________

CASH FLOWS FROM OPERATING ACTIVITIES:
     Sales                               $11,882         $  0      $  87,938
     Organization costs                        0            0         (1,000)
     Cash paid for inventory and
         related costs                         0            0       (118,168)
     Cash paid to suppliers and others    (6,925)     (21,276)       (34,192)
     Cash paid for taxes                       0            0         (1,905)
     Cash paid for interest                    0            0           (994)
                                        _____________________________________
          Cash Flows (Used) by
          Operating Activities             4,957      (21,276)       (56,439)
                                        _____________________________________

CASH FLOW FROM INVESTING ACTIVITIES:           0            0              0
                                        _____________________________________

CASH FLOWS FROM FINANCING ACTIVITIES:
     Stockholder loan                      4,250        6,700         16,450
     Sale of common stock                      0            0         55,050
     Direct costs of common stock sale         0            0         (5,688)
     Direct costs of warrants registration     0            0        (14,476)
     Expense direct cost of
          warrant registration                 0       14,476         14,476
     Proceeds from short term
          advance and loan                     0            0         27,350
     Loan and advance payments                 0            0        (27,350)
                                        _____________________________________
          Cash Flows Provided (Used)
          by Financing Activities          4,250       21,176         65,812
                                        _____________________________________

NET INCREASE (DECREASE) IN CASH            9,207         (100)         9,373

CASH - BEGINNING OF PERIOD                   166          266              0
                                        _____________________________________

CASH - END OF PERIOD                    $  9,373    $     166     $    9,373
                                        =====================================

RECONCILIATION OF NET INCOME (LOSS)
   TO NET CASH PROVIDED (USED) BY
   OPERATING ACTIVITIES

NET INCOME (LOSS)                       $(43,629)   $ (20,816)    $  (59,518)
                                        _____________________________________

Adjustment to reconcile net income(loss)
 to net cash provided(used) by
 operating activities
  Amortization of organization costs           0            0            250
  Cumulative change in accounting principle    0            0            750
  Changes in assets and liabilities
   (Increase) decrease in inventory       47,000            0              0
   (Increase) in organization costs            0            0         (1,000)
   (Decrease) in accounts payable              0       (1,500)             0
   Increase(decrease)in accrued interest   1,586        1,040          3,079
                                        _____________________________________

          Total Adjustments               48,586         (460)         3,079
                                        _____________________________________

NET CASH PROVIDED (USED)
     BY OPERATING ACTIVITIES            $  4,957    $ (21,276)    $  (56,439)
                                        =====================================



The accompanying notes are an integral part of these financial statements.

                    FIRST GROWTH INVESTORS, INC.
                   (A Development Stage Company)

                   NOTES TO FINANCIAL STATEMENTS

  NOTE   1  -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       Organization - The Company was organized under the laws of the State of Nevada on September 9, 1997 and has elected a fiscal year end of December 31st. The Company was formed for the purpose of engaging in any lawful business practice. The Company acquired an inventory of select wines to hold for investment and resale. The entire inventory was sold during the year ended December 31, 2002. (See Note 6). The Company is considered a development stage company as defined in SFAS No. 7. The Company has at the present time, not paid any dividends and any dividends that may be paid in the future will depend upon the financial requirements of the Company and other relevant factors.

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

       Cash and Cash Equivalents - For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. During the years ended December 31, 2002 and 2001, the Company did not have non-cash investing and financing activities.

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

       The Company completed a registration of common stock warrants during 1999. The cost of registering the warrants was $ 14,476. During the year ended December 31, 2001 these costs were expensed. Prior to this year the above was shown on the balance sheet as a deferred cost. At December 31, 2000, the Company had outstanding warrants to purchase 1,000,000 shares of the Company's common stock, at $1.00 per share. The warrants are exercisable prior to June 30, 2002. At December 31, 2001, none of the warrants had been exercised and had expired.

  NOTE    3  -  RELATED PARTY TRANSACTIONS

       An officer of the Company is providing a mailing address to the Company without charge. This service has been determined by the Company to have only nominal value. As of December 31, 2002 and 2001 no compensation has been paid or accrued to any officers or directors of the Corporation.

  NOTE    4  -  INCOME TAXES

       The Company had no income taxes payable at December 31, 2002 and 2001. The Company has deferred tax assets at December 31, 2002 and 2001 of $-0- and $23 respectively. At December 31, 2002, the Company had a net federal operating loss (NOL) of $70,310, which can be carried forward to offset operating income. The Company's NOL will expire between 2022 and 2020. Valuation allowances of $12,578 and $4,003 have been established for deferred tax assets associated with the above NOL for 2002 and 2001, and for the amortizing of organization costs for tax purposes for the year ended December 31, 2001. The change in the valuation allowances for 2002 and 2001 was $8,575 and $3,123.

  NOTE    5  -  NOTE PAYABLE AND SHORT TERM ADVANCES

       During 1999, a business advanced $6,100 to the Company. The advance was unsecured and non-interest bearing and was repaid in February of 2000. Through December 31, 2002, a stockholder has advance $16,450 to the Company on an unsecured basis. The loan is due upon demand and carries interest at 10% per annum.

  NOTE   6  -  LOSS ON SALE OF INVENTORY

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