Form 10QSB
period 2003-01-31
FIRST GROWTH INVESTORS INC
filed 2003-05-12
CIK 1047857

U.S. SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C.  20549

                             FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED:  March 31, 2003

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

The number of $.001 par value common shares outstanding at March 31, 2003:
2,000,000

                    PART I - FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS

     See attached.

                 FIRST GROWTH INVESTORS, INC.
                (A Development Stage Company)

                    FINANCIAL STATEMENTS

              THREE MONTHS ENDED MARCH 31, 2003
                         (Unaudited)

                             AND

                YEAR ENDED DECEMBER 31, 2002

       FIRST GROWTH INVESTORS, INC..
       (A Development Stage Company)

               BALANCE SHEETS

                   ASSETS

                                                     March 31,   December 31,
                                                       2003          2002
                                                   ____________  ____________
                                                    (Unaudited)

CURRENT ASSETS:
     Cash                                               $7,408       $9,373
                                                   ____________  ____________

          Total Current Assets                           7,408        9,373
                                                   ____________  ____________

TOTAL ASSETS                                            $7,408       $9,373
                                                   ============  ============

    LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable                                     $780           $-
     Accrued interest payable                            3,484        3,079
     Stockholder loan payable                           16,450       16,450
                                                   ____________  ____________

          Total Current Liabilities                     20,714       19,529
                                                   ____________  ____________

STOCKHOLDERS' EQUITY:
     Preferred stock; $.001 par value,
          1,000,000 shares authorized
          no shares issued and outstanding                   -            -
     Common stock; $.001 par value,
          24,000,000 shares authorized
          2,000,000 shares issued and                    2,000        2,000
          outstanding both periods
     Capital in excess of par value                     47,362       47,362
     Earnings (deficit) accumulated during             (62,668)     (59,518)
          the development stage
                                                   ____________  ____________

          Total Stockholders' Equity (Deficit)         (13,306)     (10,156)
                                                   ____________  ____________

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY              $7,408       $9,373
                                                   ============  ============

                  See Notes to Financial Statements.

  FIRST GROWTH INVESTORS, INC.
  (A Development Stage Company)

    STATEMENTS OF OPERATIONS
           (Unaudited)

                                                    For the Three
                                                     Months Ended   Cumulative
                                                       March 31,    During the
                                                  _________________Development
                                                    2003      2002    Stage
                                                  ____________________________

REVENUE
    Sales                                             $-        $-    $99,820
     Cost of goods sold                                -         -   (118,168)
                                                  ____________________________

          Gross profit (loss)                          -         -    (18,348)
                                                  ____________________________

EXPENSES
     Professional fees                             2,710     2,865     21,166
     Fees and licenses                                35        25      2,106
     Costs - warrant registration                      -         -     14,476
     Amortization expense                              -         -        250
                                                  ____________________________

          Total expenses                           2,745     2,890     37,998
                                                  ____________________________

INCOME (LOSS) FROM OPERATIONS                     (2,745)   (2,890)   (56,346)

OTHER INCOME (EXPENSE)
     Other income                                      -         -      1,000
     Interest expense                               (405)     (352)    (4,667)
                                                  ____________________________

NET INCOME BEFORE INCOME TAXES                    (3,150)   (3,242)   (60,013)

     Provision for income taxes                        -         -     (1,905)
                                                  ____________________________

NET INCOME (LOSS) BEFORE CUMULATIVE
EFFECT OF ACCOUNTING CHANGE                       (3,150)   (3,242)   (61,918)

     Cumulative effect of
     accounting change for
     organization costs                                -         -       (750)
                                                  ____________________________

NET INCOME (LOSS)                                $(3,150)  $(3,242)  $(62,668)
                                                  ============================

EARNINGS (LOSS) PER SHARE BEFORE
ACCOUNTING CHANGE                                $ (0.00)  $ (0.00)  $  (0.03)

CUMULATIVE EFFECT OF ACCOUNTING
CHANGE                                              0.00      0.00      (0.00)
                                                  ============================

EARNINGS (LOSS) PER SHARE                        $ (0.00)  $ (0.00)  $  (0.03)
                                                  ============================
WEIGHTED AVERAGE SHARES
OUTSTANDING                                     2,000,000 2,000,000  1,992,537
                                                ==============================

                  See Notes to Financial Statements.

     FIRST GROWTH INVESTORS, INC.
    (A Development Stage Company)

       STATEMENTS OF CASH FLOWS
             (Unaudited)

                                                    For the Three
                                                     Months Ended   Cumulative
                                                       March 31,    During the
                                                  _________________Development
                                                    2003      2002    Stage
                                                  ____________________________

CASH FLOWS FROM OPERATING ACTIVITIES
     Sales                                            $-        $-    $99,820
     Organization costs                                -         -     (1,000)
     Cash paid for inventory and related costs         -         -   (118,168)
     Cash paid to suppliers and others            (1,965)   (3,790)   (36,157)
     Cash paid for taxes                               -         -     (1,905)
     Cash paid for interest                            -         -       (994)
                                                  ____________________________
          Net Cash Provided(Used) by
          Operating Activities                    (1,965)   (3,790)   (58,404)
                                                  ____________________________

CASH FLOWS FROM INVESTING ACTIVITIES                   -         -          -
                                                  ____________________________

CASH FLOWS FROM FINANCING ACTIVITIES
     Stockholder loan                                  -     3,750     16,450
     Sale of common stock                              -         -     55,050
     Direct costs of common stock sale                 -         -     (5,688)
     Direct costs of warrants registration             -         -    (14,476)
     Expense direct costs of warrant registration      -         -     14,476
     Proceeds from short term advance and loan         -         -     27,350
     Loan payment                                      -         -    (27,350)
                                                  ____________________________
          Net Cash Provided(used) by
          Financing Activities                         -     3,750     65,812
                                                  ____________________________

NET INCREASE (DECREASE) IN CASH                   (1,965)      (40)     7,408

CASH  -  BEGINNING OF PERIOD                       9,373       166          -
                                                  ____________________________

CASH  -  END OF PERIOD                            $7,408      $126     $7,408
                                                  ============================
RECONCILIATION OF NET INCOME(LOSS) TO NET CASH
     PROVIDED (USED) BY OPERATING ACTIVITIES

NET INCOME (LOSS)                                $(3,150)  $(3,242)  $(62,668)
                                                  ____________________________
Adjustment to reconcile net income(loss) to net
  cash provided(used) by operating activities
    Amortization of organization costs                 -         -        250
    Cumulative change in accounting principle          -         -        750
    Changes in assets and liabilities
      (Increase) decrease in inventory                 -      (900)         -
      (Increase) in organization costs                 -         -     (1,000)
      (Decrease) in accounts payable                 780         -        780
      Increase (decrease) in accrued interest        405       352      3,484
                                                  ____________________________

          Total Adjustments                        1,185      (548)     4,264
                                                  ____________________________

NET CASH PROVIDED(USED) BY OPERATING ACTIVITIES  $(1,965)  $(3,790)  $(58,404)
                                                  ============================

                  See Notes to Financial Statements.

                FIRST GROWTH INVESTORS, INC.
                (A Development Stage Company)

           NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

     The Company, without audit, has prepared the accompanying financial statements. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operation and cash flows at March 31, 2003 and 2002 and for all periods presented have been made.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2002 audited financial statements. The results of operations for the periods ended March 31, 2003 and 2002 are not necessarily indicative of the operating results for the full year.

NOTE 2 - DIRECT COSTS - WARRANT REGISTRATION

     During  the six months ended June 30, 2001, the Company
     wrote-off   the   deferred   costs   of   its   warrant
     registration to expense. The amount written-off was $14,476.

NOTE 3 - STOCKHOLDER LOAN PAYABLE

     Through  March  31,  2003,  a stockholder  has  advance
     $16,450 to the Company on an unsecured basis. The loan is due upon demand and carries interest at 10% per annum.

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

NOTE   5 - DEVELOPMENT STAGE COMPANY AND GOING CONCERN

     The Company is a development stage company as defined in Financial Accounting Standards Board Statement No.
     7. It has yet to commence full-scale business operations. From inception through the date of these financial statements, the Company's major asset was an inventory of investment champagne that the Company intended to sale for a profit. As explained in Note 4 above, the inventory available to be sold was liquidated for a loss in the second quarter of 2002. The cumulative loss from the sale of its investment champagne through March 31, 2003 was $18,348 and the Company from inception to March 31, 2003 has a total loss of $62,668. The Company has no inventory remaining at this time but the Company has determined that it shall continue to look for investment opportunities in the area of vintage champagne and wines.

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

     The Company has no inventory remaining at this time, but the Company has determined that it shall continue to look for investment opportunities in the area of investment grade vintages of wines. Accordingly, the Company's ability to accomplish it business strategy and to ultimately become profitable is at this time dependent on the success of its ability to generate significant revenue and to ultimately achieve profitable operations. At present the Company's only asset is cash of $7,408. There can be no assurance that the Company will be able to obtain additional funding or profitable investing in wines and, if available, that the profits from its investing in wine or the funding if obtained will be on terms favorable to or affordable or in adequate amounts needed to complete its current business plan. The Company's management is exploring all of its options so that it can develop successful operations around its business plan. Ultimately, however, the Company will need to achieve profitable operations in order to continue as a going concern.

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


                         FIRST GROWTH INVESTORS, INC.



Date: May 6, 2003             by:     /s/ Pam Jowett
                              Pam Jowett, President & Director





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




Date: May 6, 2003             by:     /s/ Pam Jowett
                                   Pam Jowett, President & Director

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




Date: May 6, 2003        by:     /s/ Pam Jowett
                         Pam Jowett, President & Director
                    (Chief Executive Officer and Chief Financial Officer)
* Provide a separate certification for each principal executive officer and principal financial officer of the registrant. See Rules 13a-14 and 15d-14. The required certification must be in the exact form set forth above.