Form 10QSB
period 2003-06-30
FIRST GROWTH INVESTORS INC
filed 2003-08-04
CIK 1047857

U.S. SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C.  20549

                             FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED:  June 30, 2003

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

The number of $.001 par value common shares outstanding at June 30, 2003:
2,000,000

                    PART I - FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS

     See attached.

                 FIRST GROWTH INVESTORS, INC.
                (A Development Stage Company)

                    FINANCIAL STATEMENTS

               SIX MONTHS ENDED JUNE 30, 2003
                         (Unaudited)

                             AND

                YEAR ENDED DECEMBER 31, 2002

      FIRST GROWTH INVESTORS, INC.
      (A Development Stage Company)

             BALANCE SHEETS




                 ASSETS

                                                     June 30,    December 31,
                                                      2003          2002
                                                   ____________  ____________
                                                   (Unaudited)
CURRENT ASSETS:

     Cash in bank                                        $5,693        $9,373
                                                   ____________  ____________

          Total Current Assets                            5,693         9,373
                                                   ____________  ____________

TOTAL ASSETS                                             $5,693        $9,373
                                                   ============  ============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable                                        $-            $-
     Accrued interest payable - stockholder loan          3,895         3,079
     Stockholder loan payable                            16,450        16,450
                                                   ____________  ____________

          Total Current Liabilities                      20,345        19,529
                                                   ____________  ____________

STOCKHOLDERS' EQUITY (DEFICIT):
     Preferred stock; $.001 par value,
          1,000,000 shares authorized,
          no shares issued and outstanding                    -             -
     Common stock $.001 par value,
          24,000,000 shares
          authorized, 2,000,000 shares
          issued and outstanding both periods             2,000         2,000
     Capital in excess of par value                      47,362        47,362
     Deficit accumulated during the development stage   (64,014)      (59,518)
                                                   ____________  ____________

          Total Stockholders' Equity(Deficit)           (14,652)      (10,156)
                                                   ____________  ____________

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY               $5,693        $9,373
                                                   ============  ============

The accompanying notes are an integral part of these financial statements.

FIRST GROWTH INVESTORS, INC.
(A Development Stage Company)

 STATEMENTS OF OPERATIONS
       (Unaudited)

                       For the Three           For the Six        Cumulative
                       Months Ended            Months Ended       During the
                          June 30,                June 30,        Development
                       2003       2002        2003       2002       Stage
                       ______________________________________________________


REVENUE
  Sales                    $-     $11,882          $-     $11,882     $99,820
  Cost of goods sold        -     (47,900)          -     (47,900)   (118,168)
                       ______________________________________________________

    Gross profit(loss)      -     (36,018)          -     (36,018)    (18,348)
                       ______________________________________________________

EXPENSES:
  Professional fees       935         905       3,645       3,770      22,102
  Fees and licenses         -           -          35          25       2,106
  Costs - warrant           -           -           -           -      14,476
   registration
  Amortization expense      -           -           -           -         250
                       ______________________________________________________

    Total Expenses        935         905       3,680       3,795      38,934
                       ______________________________________________________

NET INCOME (LOSS)
FROM OPERATIONS          (935)    (36,923)     (3,680)    (39,813)    (57,282)


OTHER INCOME(EXPENSE)
  Other income              -           -           -           -       1,000
  Interest expense       (410)       (405)       (816)       (757)     (5,077)
                       ______________________________________________________

NET INCOME BEFORE
INCOME TAXES           (1,345)    (37,328)     (4,496)   (40,570)    (61,359)

  Provision for income      -           -           -           -     (1,905)
  taxes                ______________________________________________________

NET INCOME(LOSS) BEFORE
CUMULATIVE EFFECT OF
ACCOUNTING CHANGE      (1,345)    (37,328)     (4,496)   (40,570)    (63,264)

  Cumulative effect of
  accounting change for     -           -           -           -       (750)
  organization costs   ______________________________________________________

NET INCOME (LOSS)     $(1,345)   $(37,328)    $(4,496)  $(40,570)   $(64,014)
                       ======================================================

EARNINGS (LOSS) PER
SHARE BEFORE
ACCOUNTING CHANGE     $ (0.00)   $  (0.02)    $ (0.00)  $  (0.02)   $  (0.03)

CUMULATIVE EFFECT OF
ACCOUNTING CHANGE           -           -           -          -       (0.00)
                       ______________________________________________________

INCOME(LOSS) PER
SHARE                 $ (0.00)   $  (0.02)    $ (0.00)  $  (0.02)   $  (0.03)
                       ======================================================

WEIGHTED AVERAGE
SHARES OUTSTANDING   2,000,000   2,000,000   2,000,000  2,000,000   1,992,857
                     ========================================================


The accompanying notes are an integral part of these financial statements.

 FIRST GROWTH INVESTORS, INC.
 (A Development Stage Company)

   STATEMENTS OF CASH FLOWS
          (Unaudited)

                                             For the Six         Cumulative
                                             Months Ended        During the
                                                June 30,         Development
                                             2003      2002      Stage
                                             _______________________________

CASH FLOWS FROM OPERATING
ACTIVITIES
  Sales                                         $-   $11,882        $99,820
  Organization costs                             -         -         (1,000)
  Cash paid for inventory and related costs      -         -       (118,168)
  Cash paid to suppliers and others         (3,680)   (4,695)       (37,872)
  Cash paid for taxes                            -         -         (1,905)
  Cash paid for interest                         -         -           (994)
                                             _______________________________

      Net cash provided (used) from
        operating activities                (3,680)    7,187        (60,119)
                                             _______________________________

CASH FLOWS FROM (USED) IN INVESTING :            -         -              -
ACTIVITIES                                   _______________________________

CASH FLOWS FROM FINANCING
ACTIVITIES:
  Stockholder loan                               -     4,250         16,450
  Sale of common stock                           -         -         55,050
  Direct costs of common stock sale              -         -         (5,688)
  Direct costs of warrants registration          -         -        (14,476)
  Expense direct costs of warrant registration                       14,476
  Proceeds form short term advance and loan      -         -         27,350
  Loans and other debt payments                  -         -        (27,350)
                                             _______________________________

      Net cash Provided (Used) by                -     4,250         65,812
        financing activities                 _______________________________

NET CASH PROVIDED (USED) DURING PERIOD      (3,680)   11,437          5,693

CASH - BEGINNING OF PERIOD                   9,373       166              -
                                             _______________________________

CASH - ENDING OF PERIOD                     $5,693   $11,603         $5,693
                                             ===============================

RECONCILIATION OF NET INCOME (LOSS) TO NET
CASH PROVIDED(USED) BY OPERATING ACTIVITIES

NET INCOME (LOSS)                           $(4,496) $(40,570)     $(64,014)
                                             _______________________________

Adjustment to reconcile net income(loss) to
net cash provided(used) by operating
activities
  Amortization of organization costs              -         -           250
  Cumulative change in accounting principle       -         -           750
  Changes in assets and liabilities
    (Increase) decrease in inventory              -    47,000             -
    (Increase) in organization costs              -         -        (1,000)
    (Decrease) in accounts payable                -         -             -
    Increase (decrease) in accrued interest     816       757         3,895
                                             _______________________________

       Total adjustments                        816    47,757         3,895
                                             _______________________________
NET CASH PROVIDED (USED) BY
OPERATING ACTIVITIES                        $(3,680)   $7,187      $(60,119)
                                             ===============================


The accompanying notes are an integral part of these financial statements.

                FIRST GROWTH INVESTORS, INC.
                (A Development Stage Company)

           NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

     The Company, without audit, has prepared the accompanying financial statements. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operation and cash flows at June 30, 2003 and 2002 and for all periods presented have been made.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2002 audited financial statements. The results of operations for the periods ended June 30, 2003 and 2002 are not necessarily indicative of the operating results for the full year.

.. NOTE 2 - DIRECT COSTS - WARRANT REGISTRATION

     During the six months ended June 30, 2001, the Company wrote-off the deferred costs of its warrant registration to expense. The amount written-off was $14,476.

NOTE 3 - STOCKHOLDER LOAN PAYABLE

     Through June 30, 2003, a stockholder has advance
     $16,450 to the Company on an unsecured basis. The loan is due upon demand and carries interest at 10% per annum.

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

NOTE 5 - DEVELOPMENT STAGE COMPANY AND GOING CONCERN

     The Company is a development stage company as defined in Financial Accounting Standards Board Statement No.
     7. It has yet to commence full-scale business operations. From inception through the date of these financial statements, the Company's major asset was an inventory of investment champagne that the Company intended to sale for a profit. As explained in Note 4 above, the inventory available to be sold was liquidated for a loss in the second quarter of 2002.
     The cumulative loss from the sale of its investment champagne through June 30, 2002 was $18,348 and the Company from inception to June 30, 2003 has a total loss of $64,014. The Company has no inventory remaining at this time but the Company has determined that it shall continue to look for investment opportunities in the area of vintage champagne and wines.

                FIRST GROWTH INVESTORS, INC.
                (A Development Stage Company)

           NOTES TO UNAUDITED FINANCIAL STATEMENTS


NOTE   5  -  DEVELOPMENT STAGE COMPANY AND GOING  CONCERN  -
     CONTINUED

     Accordingly, the entity's ability to accomplish it business strategy and to ultimately become profitable is at this time dependent on the success of its ability to generate significant revenue and to ultimately achieve profitable operations. At present the Company's only asset is cash of $5,693. There can be no assurance that the Company will be able to obtain additional funding or profitable investing in Champagne and wines and, if available, that the profits from its investing in champagne and wine or the funding if obtained will be on terms favorable to or affordable or in adequate amounts needed to complete its current business plan. The Company's management is exploring all of its options so that it can successfully develop successful operations around its business plan. Ultimately, however, the Company will need to achieve profitable operations in order to continue as a going concern

ITEM 2:  MANAGEMENT'S DISCUSSION & ANALYSIS OR PLAN OF OPERATIONS

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

     The Company has no inventory remaining at this time, but the Company has determined that it shall continue to look for investment opportunities in the area of investment grade vintages of wines. Accordingly, the Company's ability to accomplish it business strategy and to ultimately become profitable is at this time dependent on the success of its ability to generate significant revenue and to ultimately achieve profitable operations. At present the Company's only asset is cash of $5,693. There can be no assurance that the Company will be able to obtain additional funding or profitable investing in wines and, if available, that the profits from its investing in wine or the funding if obtained will be on terms favorable to or affordable or in adequate amounts needed to complete its current business plan. The Company's management is exploring all of its options so that it can develop successful operations around its business plan. Ultimately, however, the Company will need to achieve profitable operations in order to continue as a going concern.

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



Date: July 31, 2003                by:     /s/ Pam Jowett

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




Date: July 31, 2003                by:     /s/ Pam Jowett

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




Date: July 31, 2003                by:     /s/ Pam Jowett

                              Pam Jowett, President & Director
                         (Chief Executive Officer and Chief Financial
Officer)
* Provide a separate certification for each principal executive officer and principal financial officer of the registrant. See Rules 13a-14 and 15d-14. The required certification must be in the exact form set forth above.