Form 10QSB
period 2003-09-30
FIRST GROWTH INVESTORS INC
filed 2003-11-14
CIK 1047857

U.S. SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C.  20549

                             FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED:  September 30, 2003

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

The number of $.001 par value common shares outstanding at September 30, 2003:
2,000,000

                    PART I - FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS

     See attached.

                       FIRST GROWTH INVESTORS, INC.
                       [A Development Stage Company]

                 UNAUDITED CONDENSED FINANCIAL STATEMENTS

                            SEPTEMBER 30, 2003

                       FIRST GROWTH INVESTORS, INC.
                       [A Development Stage Company]




                                 CONTENTS

                                                                 PAGE

        -    Unaudited Condensed Balance Sheets,
             September 30, 2003 and December 31, 2002              2


        -    Unaudited Condensed Statements of Operations,
             for the three and nine months ended September 30,
             2003 and 2002 and from inception on September 9,
             1997 through September 30, 2003                       3


        -    Unaudited Condensed Statements of Cash Flows,
             for the nine months ended September 30, 2003
             and 2002 and from inception on September 9,
             1997 through September 30, 2003                       4


        -    Notes to Unaudited Condensed Financial Statements   5 - 8

                       FIRST GROWTH INVESTORS, INC.
                       [A Development Stage Company]

                    UNAUDITED CONDENSED BALANCE SHEETS


                                  ASSETS

                                        September 30, December 31,
                                             2003         2002
                                         ___________  ___________
CURRENT ASSETS:
  Cash                                    $    4,738   $    9,373
                                         ___________  ___________
    Total Current Assets                       4,738        9,373
                                         ___________  ___________
                                          $    4,738   $    9,373
                                         ___________  ___________

              LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


CURRENT LIABILITIES:
  Accrued interest - related party        $    4,314   $    3,079
  Shareholder loans                           16,450       16,450
                                         ___________  ___________
    Total Current Liabilities                 20,764       19,529
                                         ___________  ___________

STOCKHOLDERS' EQUITY (DEFICIT):
  Preferred stock, $.001 par value,
   1,000,000 shares authorized,
   no shares issued and outstanding                -            -
  Common stock, $.001 par value,
   24,000,000 shares authorized,
   2,000,000 shares issued and
   outstanding                                 2,000        2,000
  Capital in excess of par value              47,362       47,362
  Deficit accumulated during the
    development stage                        (65,388)     (59,518)
                                         ___________  ___________
    Total Stockholders' Equity (Deficit)     (16,026)     (10,156)
                                         ___________  ___________
                                         $     4,738   $    9,373
                                         ___________  ___________






Note: The balance sheet at December 31, 2002 was taken from the audited financial statements at that date and condensed.

 The accompanying notes are an integral part of these unaudited condensed financial statements.

                       FIRST GROWTH INVESTORS, INC.
                       [A Development Stage Company]

               UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

                                                                       From
                                                                    Inception
                             For the Three       For the Nine     on September
                             Months Ended        Months Ended        9, 1997
                             September 30,       September 30,       Through
                           __________________  ___________________  September
                             2003      2002      2003       2002     30, 2003
                           ________  ________  ________  _________   _________
REVENUE                    $     -   $     -   $     -   $ 11,882    $ 99,820

COST OF GOODS SOLD               -         -         -     47,900     118,168
                           ________  ________  ________  _________   _________
GROSS PROFIT (LOSS)              -         -         -    (36,018)    (18,348)

EXPENSES:
  General and
    administrative             955     1,195     4,635      4,990      39,888
                           ________  ________  ________  _________   _________

LOSS BEFORE OTHER INCOME
  (EXPENSE)                   (955)   (1,195)   (4,635)   (41,008)    (58,236)

OTHER INCOME (EXPENSE)
  Other income                   -         -         -          -       1,000
  Interest expense            (419)     (415)   (1,235)    (1,171)     (5,497)
                           ________  ________  ________  _________   _________
   Total Other
     Income (Expense)         (419)     (415)   (1,235)    (1,171)     (4,497)
                           ________  ________  ________  _________   _________

LOSS BEFORE INCOME TAXES    (1,374)   (1,610)   (5,870)   (42,179)    (62,733)

CURRENT TAX EXPENSE              -         -         -          -       1,905

DEFERRED TAX EXPENSE             -         -         -          -           -
                           ________  ________  ________  _________   _________
LOSS BEFORE CHANGE IN
  ACCOUNTING PRINCIPLE      (1,374)   (1,610)   (5,870)   (42,179)    (64,638)

CUMULATIVE EFFECT OF CHANGE
  IN ACCOUNTING PRINCIPLE        -         -         -          -        (750)
                           ________  ________  ________  _________   _________

NET LOSS                   $(1,374)  $(1,610)  $(5,870)  $(42,179)   $(65,388)
                           ________  ________  ________  _________   _________

LOSS PER COMMON SHARE:
  Continuing operations    $  (.00)  $  (.00)  $  (.00)  $   (.02)   $   (.03)
  Cumulative effect of
  change in accounting
  principle                      -         -         -          -        (.00)
                           ________  ________  ________  _________   _________

  Net Loss Per
    Common Share           $  (.00)  $  (.00)  $  (.00)  $   (.02)   $   (.03)
                           ________  ________  ________  _________   _________

 The accompanying notes are an integral part of these unaudited condensed financial statements.

                       FIRST GROWTH INVESTORS, INC.
                       [A Development Stage Company]

               UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS
                                                                   From
                                                                 Inception
                                               For the Nine     on September
                                               Months Ended        9, 1997
                                               September 30,      Through
                                           ____________________  September
                                              2003      2002      30, 2003
                                           _________  _________   _________
Cash Flows from Operating Activities:
 Net loss                                  $ (5,870)  $(42,179)   $(65,388)
 Adjustments to reconcile net loss
   to net cash used by operating
   activities:
  Amortization expense                            -          -         250
  Effect of change in accounting principle        -          -         750
  Changes in assets and liabilities:
   Decrease in inventory                          -     47,000           -
   Increase in accrued interest
     - related party                          1,235      1,171       4,314
                                           _________  _________   _________
        Net Cash (Used) by
        Operating Activities                 (4,635)     5,992     (60,074)
                                           _________  _________   _________

Cash Flows from Investing Activities:
 Payment of organization costs                    -          -      (1,000)
                                           _________  _________   _________
        Net Cash (Used) by
         Investing Activities                     -          -      (1,000)
                                           _________  _________   _________

Cash Flows from Financing Activities:
 Proceeds from shareholder loans                  -      4,250      16,450
 Proceeds from common stock issuance              -          -      55,050
 Stock offering costs                             -          -      (5,688)
 Proceeds from short-term loan and advance        -          -      27,350
 Payments on short-term loan and advance          -          -     (27,350)
                                           _________  _________   _________
     Net Cash Provided by
      Financing Activities                        -      4,250      65,812
                                           _________  _________   _________

Net Increase (Decrease) in Cash              (4,635)    10,242       4,738

Cash at Beginning of Period                   9,373        166           -
                                           _________  _________   _________

Cash at End of Period                       $ 4,738   $ 10,408    $  4,738
                                           _________  _________   _________

Supplemental Disclosures of Cash Flow Information:
  Cash paid during the periods for:
    Interest                                $     -   $     -     $    994
    Income taxes                            $     -   $     -     $  1,905

Supplemental Schedule of Non-cash Investing and Financing Activities:
  For the nine months ended September 30, 2003:
     None

  For the nine months ended September 30, 2002:
     None




 The accompanying notes are an integral part of these unaudited condensed financial statements.

                       FIRST GROWTH INVESTORS, INC.
                       [A Development Stage Company]

             NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Organization - First Growth Investors, Inc. ("the Company") was organized under the laws of the State of Nevada on September 9, 1997. The Company buys and sells investments in wine and champagne. The Company has not generated significant revenues and is considered a development stage company as defined in Statement of Financial Accounting Standards No. 7. The Company has, at the present time, not paid any dividends and any dividends that may be paid in the future will depend upon the financial requirements of the Company and other relevant factors.

  Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2003 and 2002 and for the periods then ended have been made.

  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2002 audited financial statements. The results of operations for the periods ended September 30, 2003 and 2002 are not necessarily indicative of the operating results for the full year.

  Cash and Cash Equivalents - The Company considers all highly liquid debt investments purchased with a maturity of three months or less to be cash equivalents.

  Inventory - Inventory is carried at the lower of cost or market using the first-in, first-out (FIFO) method.

  Revenue Recognition - The Company recognizes revenue from sales upon delivery of the product.

  Income Taxes - The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." This statement requires an asset and liability approach for accounting for income taxes.

  Loss Per Share - The Company computes loss per share in accordance with Statement of Financial Accounting Standards No. 128 "Earnings Per Share," which requires the Company to present basic and dilutive loss per share when the effect is dilutive [See Note 6].

  Accounting  Estimates  -  The  preparation  of  financial  statements   in
  conformity  with generally accepted accounting principles  in  the  United
  States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimated by management.

                       FIRST GROWTH INVESTORS, INC.
                       [A Development Stage Company]

             NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES [Continued]

  Recently Enacted Accounting Standards - Statement of Financial Accounting Standards ("SFAS") No. 146, "Accounting for Costs Associated with Exit or Disposal Activities", SFAS No. 147, "Acquisitions of Certain Financial Institutions - an Amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9", SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an Amendment of FASB Statement No. 123", SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities", and SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity", were recently issued. SFAS No. 146, 147, 148, 149 and 150 have no current applicability to the Company or their effect on the financial statements would not have been significant.

  Reclassification - The financial statements for periods prior to September
  30,   2003  have  been  reclassified  to  conform  to  the  headings   and
  classifications used in the September 30, 2003 financial statements.

NOTE 2 - CAPITAL STOCK

  Preferred Stock - The Company has authorized 1,000,000 shares of preferred stock, $.001 par value, with such rights, preferences and designations and to be issued in such series as determined by the Board of Directors. No shares are issued and outstanding at September 30, 2003 and December 31, 2002.

  Common Stock - In September 1997, in connection with its organization, the Company issued 1,750,000 shares of its previously authorized but unissued common stock. Total proceeds from the sale of stock amounted to $5,050 (or approximately $.0029 per share).

  In November 1997, the Company issued 250,000 shares of its previously authorized, but unissued common stock. Total proceeds from the sale of stock amounted to $50,000 (or $.20 per share). Stock offering costs of $5,688 were netted against the proceeds as a reduction to capital in excess of par value.

  Common  Stock  Warrants  - In 1999, the Company  declared  a  dividend  of
  1,000,000 warrants to purchase common stock at $1.00 per share to shareholders of record as of September 30, 1999. All 1,000,000 warrants expired on June 30, 2002.

NOTE 3 - INCOME TAXES

  The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes". SFAS No. 109 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards. The Company has available at September 30, 2003, an operating loss carryforward of approximately $74,900, which may be applied against future taxable income and which expires in various years through 2023.

                       FIRST GROWTH INVESTORS, INC.
                       [A Development Stage Company]

             NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 3 - INCOME TAXES [Continued]

  The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards, the Company has established a valuation allowance equal to the tax effect of the loss carryforwards and, therefore, no deferred tax asset has been recognized for the loss carryforwards. The net deferred tax asset is approximately $11,200 and $12,600 as of September 30, 2003 and December 31, 2002, respectively, with an offsetting valuation allowance of the same amount. The change in the valuation allowance for the nine months ended September 30, 2003 is approximately $1,400.

NOTE 4 - GOING CONCERN

  The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company has recurring losses and has no inventory. Further, the Company has current liabilities in excess of current assets. These factors raise substantial doubt about the ability of the Company to continue as a going concern. In this regard, management is proposing to raise any necessary additional funds not provided by operations through loans or through additional sales of its common stock. There is no assurance that the Company will be successful in raising this additional capital or in achieving profitable operations. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

NOTE 5 - RELATED PARTY TRANSACTIONS

  Management Compensation - The Company has not paid any compensation to its officers and directors, as the services provided by them to date have only been nominal.

  Office  Space - The Company has not had a need to rent office  space.   An
  officer/shareholder of the Company is allowing the Company to use her office as a mailing address, as needed, at no expense to the Company.

  Shareholder Loans - At September 30, 2003 and December 31, 2002, a shareholder of the Company had loaned a total of $16,450 and $16,450, respectively, to the Company. The advances are due on demand and bear interest at 10% per annum. Interest expense for the nine months ended September 30, 2003 and 2002 amounted to $1,235 and $1,171, respectively.

  Agreement and Sale of Investment - The Company entered into an agreement with a shareholder of the Company that provided for the shareholder to negotiate the liquidation the Company's investment in champagne. In 2002, the Company sold its investment to a third party through the efforts of the shareholder. The Company sold its investment, which had carrying valued of $47,900, for $11,882 resulting in a loss of $36,018.

                       FIRST GROWTH INVESTORS, INC.
                       [A Development Stage Company]

             NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 6 - LOSS PER SHARE

  The following data show the amounts used in computing loss per share for the periods presented:
                                                                    From
                                                                   Inception
                           For the Three        For the Nine      On September
                           Months Ended         Months Ended        9, 1997
                           September 30,        September 30,       Through
                       ____________________  ____________________  September
                          2003      2002        2003       2002     30, 2003
                       _________  _________  _________  _________  _________
  Loss from
  continuing
  operations
  (numerator)          $ (1,374)  $ (1,610)  $ (5,870)  $(42,179)  $(64,638)

  Cumulative effect
  of change in
  accounting
  principle
  (numerator)                 -          -          -          -       (750)
                       _________  _________  _________  _________  _________
  Loss available
  to common
  shareholders
  (numerator)          $ (1,374)  $ (1,610)  $ (5,870)  $(42,179)  $(65,388)
                       _________  _________  _________  _________  _________
  Weighted average
  number of common
  shares outstanding
  during the period
  used in loss per
  share (denominator)  2,000,000  2,000,000  2,000,000  2,000,000  1,993,106
                       _________  _________  _________  _________  _________

  Dilutive loss per share was not presented, as the Company had no common equivalent shares for all periods presented that would affect the computation of diluted loss per share.

NOTE 7 - CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE

  In 1997, the Company paid $1,000 in organization costs which reflect amounts expended to organize the Company. The Company was previously amortizing the costs, but during 1999, in accordance with Statement of Position 98-5, the Company expensed the remaining $750 in organization costs which has been accounted for as a change in accounting principle.

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

     The Company has no inventory remaining at this time, but the Company has determined that it shall continue to look for investment opportunities in the area of investment grade vintages of wines. Accordingly, the Company's ability to accomplish it business strategy and to ultimately become profitable is at this time dependent on the success of its ability to generate significant revenue and to ultimately achieve profitable operations. At present the Company has no significant assets. There can be no assurance that the Company will be able to obtain additional funding or profitable investing in wines and, if available, that the profits from its investing in wine or the funding if obtained will be on terms favorable to or affordable or in adequate amounts needed to complete its current business plan. The Company's management is exploring all of its options so that it can develop successful operations around its business plan. Ultimately, however, the Company will need to achieve profitable operations in order to continue as a going concern.

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

     evaluated the effectiveness of the issuer's disclosure controls and procedures as of the end of the fiscal quarter (the "Evaluation Date").

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

ITEM 5.  OTHER INFORMATION

     None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits required by Item 601 of Regulation S-B.

          31. Certifications required by Rules 13a-14(a) or 15d-14(a).

          32. Section 1350 Certifications

     (b) Reports on Form 8-K. A Form 8-K was filed October 7, 2003 reporting Changes in Registrant's Certifying Accountant during the quarter for which this report is filed. Effective September 22, 2003, David T. Thomson P.C. resigned as the registrant's certifying accountant. Effective October 6, 2003, Pritchett, Siler, & Hardy, P.C. was selected as the registrant's new certifying accountant for the year ended December 31, 2003.

                              SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              FIRST GROWTH INVESTORS, INC.



Date: November 12, 2003       by:     /s/ Pam Jowett
                                   Pam Jowett, President & Director