Form 10KSB
period 2003-12-31
FIRST GROWTH INVESTORS INC
filed 2004-04-14
CIK 1047857

U.S. SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C.  20549

                             FORM 10-KSB

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2003    Commission File No. 333-83125

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

As of April 13, 2004, the aggregate market value of voting stock held by non-affiliates was approximately $125,000.

The number of shares outstanding of the Issuer's common stock at December 31, 2003: 2,000,000

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

     (B)  BUSINESS OF COMPANY.

     First Growth Investors was formed to take advantage of what management believed was a money making opportunity that could be realized through buying, selling and investing in select vintages of wines.

     In November, 1997, First Growth Investors used the proceeds of its recently completed offering to purchase several vintages of investment grade Wines. The initial purchase of wines, an investment costing about $50,000, was subsequently sold for an amount which generated a gross profit in excess of $20,000. These were all sold during the first quarter of 1999. In July and August of 1999, First Growth Investors reinvested the amounts received from the initial sales in other vintages of investment grade wines. These were all sold during the fiscal year ended December 31, 2002, at a loss. The Company has no inventory remaining at this time, but the Company determined that it could continue to look for investment opportunities in the area of investment grade vintages of wines. Because this business eventually was not successful and the inventory had been liquidated, operations were discontinued as of December 31, 2003.

     The Company is not presently engaged in any significant business activities and has no operations. Presently the Company's principal activity has been to investigate potential acquisitions without regard to any specific business or industry. However, the Company has not located any suitable potential business acquisition and has no plans, commitments or arrangements with respect to any potential business venture. There is no assurance the Company could become involved with any business venture, especially any business venture requiring significant capital.

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

     Quarter Ended                 High                     Low
     March 31, 2002                $ .50                    $ .50
     June 30, 2002                 $ .50                    $ .50
     September 30, 2002            $ .50                    $ .50
     December 31, 2002             $ .25                    $ .25

     March 31, 2003                $ .25                    $ .25
     June 30, 2003                 $ .25                    $ .25
     September 30, 2003            $ .25                    $ .25
     December 31, 2003             $ .25                    $ .25

     (B)  HOLDERS.

     As of February 19, 2004, there were about 39 record holders of the Common Stock.

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

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

PLAN OF OPERATIONS.

     The Company had no operations or revenue during the last fiscal year. Due to this, the Company realized a net loss. The Company does not expect to generate any meaningful revenue or incur operating expenses, except for administrative, legal, professional, accounting and auditing costs associated with the filing requirements of a public reporting company, unless and until it acquires an interest in an operating company. The Company does not have sufficient cash to meet its operational needs for the next twelve months. Management's plan of operation for the next twelve months is to attempt to raise additional capital through loans from related parties, debt financing, equity financing or a combination of financing options. Currently, there are no understandings, commitments or agreements for such an infusion of capital and no assurances to that effect. Unless the Company can obtain additional financing, its ability to continue as a going concern during the next twelve-month period is doubtful. The Company's need for capital may change dramatically if and during that period, it acquires an interest in a business opportunity.

     The Company's current operating plan is to (i) handle the administrative and reporting requirements of a public company, and (ii) search for potential businesses, products, technologies and companies for acquisition without regard to any specific business or industry. At present, the Company has no understandings, commitments or agreements with respect to the acquisition of any business venture, and there can be no assurance that the Company will identify a business venture suitable for acquisition in the future. Further, there can be no assurance that the Company would be successful in consummating any acquisition on favorable terms or that it will be able to profitably manage any business venture it acquires. Ultimately, however, the Company will need to achieve profitable operations in order to continue as a going concern.

ITEM 7.   FINANCIAL STATEMENTS.

     See attached Financial Statements and Schedules.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     There are not and have not been any disagreements between the Company and its accountants on any matter of accounting principles or practices or financial statement disclosure.

ITEM 8A.  CONTROLS AND PROCEDURES.

     The issuer's principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the issuer and have:

     designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under their supervision, to ensure that material information relating to the issuer, including its consolidated subsidiaries, is made known to them by others within those entities, particularly during the period in which the periodic reports are being prepared;

     designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under their supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

     evaluated the effectiveness of the issuer's disclosure controls and procedures as of the end of the fiscal year (the "Evaluation Date").

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

     Changes in internal control over financial reporting. There was no significant change in the issuer's internal control over financial reporting that occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the issuer's internal control over financial reporting.

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

     (E) AUDIT COMMITTEE FINANCIAL EXPERT. The issuer does not have an audit committee financial expert serving on its audit committee, due to lack of funds. The Company is not presently engaged in any significant business activities and has no operations or assets.

     COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT. Section 16(a) is inapplicable.

     CODE OF ETHICS. The issuer has adopted a code of ethics that applies to it's principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. For purposes of this Item, the term code of ethics means written standards that are reasonably designed to deter wrongdoing and to promote: Honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships; Full, fair, accurate, timely, and understandable disclosure in reports and documents that the issuer files with, or submits to, the Commission and in other public communications made by the issuer; Compliance with applicable governmental laws, rules and regulations; The prompt internal reporting of violations of the code to the board of directors or another appropriate person or persons; and Accountability for adherence to the code. The issuer hereby undertakes to provide to any person without charge, upon request, a copy of such code of ethics. Such request may be made in writing to the board of directors at the address of the issuer.

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

     Exhibits required by Item 601 of Regulation S-B.

          31. Certifications required by Rules 13a-14(a) or 15d-14(a).

          32. Section 1350 Certifications

     (B) REPORTS ON FORM 8-K. A Form 8-K was filed October 7, 2003 reporting Changes in Registrant's Certifying Accountant during the quarter. Effective September 22, 2003, David T. Thomson P.C. resigned as the registrant's certifying accountant. Effective October 6, 2003, Pritchett, Siler, & Hardy, P.C. was selected as the registrant's new certifying accountant for the year ended December 31, 2003.


ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

(1) AUDIT FEES

     The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for the audit of the Company's annual financial statements and review of financial statements included in the Company's Form 10-Q (17 CFR 249.308a) or 10-QSB (17 CFR 249.308b) or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years was $3,100 for the fiscal year ended December 31, 2002 and $3,580 for the fiscal year ended December 31, 2003.

(2) AUDIT-RELATED FEES

     The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of the Company's financial statements was $-0- for the fiscal year ended December 31, 2002 and $-0- for the fiscal year ended December 31, 2003.

(3) TAX FEES

     The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was $300 for the fiscal year ended December 31, 2002 and $300 for the fiscal year ended December 31, 2003.

(4) ALL OTHER FEES

     The aggregate fees billed in each of the last two fiscal years for products and services provided by the principal accountant, other than the services reported above was $-0- for the fiscal year ended December 31, 2002 and $-0- for the fiscal year ended December 31, 2003.

(5) PRE-APPROVAL POLICIES AND PROCEDURES

     Before the accountant is engaged by the issuer to render audit or non-audit services, the engagement is approved by the company's the board of directors acting as the audit committee.

                       FIRST GROWTH INVESTORS, INC.
                       [A Development Stage Company]

                           FINANCIAL STATEMENTS

                             DECEMBER 31, 2003

                       FIRST GROWTH INVESTORS, INC.
                       [A Development Stage Company]




                                 CONTENTS

                                                          PAGE

        -  Independent Auditors' Report                      1


        -  Balance Sheet, December 31, 2003                  2


        -  Statements of Operations, for the years
            ended December 31, 2003 and 2002
            and from inception on September 9, 1997
            through December 31, 2003                        3

        -  Statement of Stockholders' Equity (Deficit),
            from inception on September 9, 1997 through
            December 31, 2003                              4 - 5

        -  Statements of Cash Flows, for the years
            ended December 31, 2003 and 2002
            and from inception on September 9, 1997
            through December 31, 2003                        6


        -  Notes to Financial Statements                   7 - 10

                       INDEPENDENT AUDITORS' REPORT



Board of Directors
FIRST GROWTH INVESTORS, INC.
Salt Lake City, Utah

We have audited the accompanying balance sheet of First Growth Investors, Inc. [a development stage company] at December 31, 2003, and the related statements of operations, stockholders' equity (deficit) and cash flows for the years ended December 31, 2003 and 2002 and for the period from inception on September 9, 1997 through December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements audited by us present fairly, in all material respects, the financial position of First Growth Investors, Inc. as of December 31, 2003, and the results of its operations and its cash flows for the years ended December 31, 2003 and 2002 and for the period from inception on September 9, 1997 through December 31, 2003, in conformity with generally accepted accounting principles in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 5 to the financial statements, the Company has incurred losses since its inception
and  has   no  on-going  operations.   Further  the Company  has  current
liabilities in excess of current assets. These factors raise substantial doubt about the ability of the Company to continue as a going concern. Management's plans in regards to these matters are also described in Note
5. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.


PRITCHETT, SILER, & HARDY, P.C.


February 2, 2004
Salt Lake City, Utah

                       FIRST GROWTH INVESTORS, INC.
                       [A Development Stage Company]

                               BALANCE SHEET


                                  ASSETS


                                                      December 31,
                                                          2003
                                                      ___________
CURRENT ASSETS:
  Cash                                                 $    3,503
                                                      ___________
        Total Current Assets                                3,503
                                                      ___________
                                                       $    3,503
                                                      ___________


              LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


CURRENT LIABILITIES:
  Accounts payable                                     $      785
  Accrued interest-related
     party shareholder loans                                4,728
  Advances from shareholders                               16,450
                                                      ___________
        Total Current Liabilities                          21,963
                                                      ___________

STOCKHOLDERS' EQUITY (DEFICIT):
  Preferred stock, $.001 par value,
   1,000,000 shares authorized,
   no shares issued and outstanding                             -
  Common stock, $.001 par value,
   24,000,000 shares authorized,
   2,000,000 shares issued and
   outstanding                                              2,000
  Capital in excess of par value                           47,362
  Deficit accumulated during the
   development stage                                     (67,822)
                                                      ___________
        Total Stockholders' Equity (Deficit)             (18,460)
                                                      ___________
                                                      $    3,503
                                                      ___________







 The accompanying notes are an integral part of this financial statement.

                       FIRST GROWTH INVESTORS, INC.
                       [A Development Stage Company]

                         STATEMENTS OF OPERATIONS

                                       For the       From Inception
                                      Year Ended    on September 9,
                                     December 31,    1997, Through
                                 _____________________ December 31,
                                   2003       2002        2003
                                 __________  _________   _________
REVENUE                          $       -   $       -   $      -

EXPENSES:
  General and administrative         6,655           -      6,655
                                 __________  _________   _________
LOSS BEFORE OTHER INCOME
(EXPENSE)                           (6,655)          -     (6,655)

OTHER INCOME (EXPENSE):
  Interest Expense                  (1,649)     (1,585)    (5,911)
                                 __________  _________   _________
LOSS BEFORE INCOME TAXES            (8,304)     (1,585)   (12,566)

CURRENT TAX EXPENSE                      -           -          -

DEFERRED TAX EXPENSE                     -           -          -
                                 __________  _________   _________
LOSS FROM CONTINUING
OPERATIONS                          (8,304)     (1,585)   (12,566)
                                 __________  _________   _________
DISCONTINUED OPERATIONS:
  Loss from operations of
    discontinued wine
    investment business
    (net of $0, $0 and $1,905
    in income taxes)                     -    (42,044)    (54,506)
  Gain (loss) on disposal of
    discontinued operations
    (net of $0 in income taxes)          -          -           -
                                 __________  _________   _________
LOSS FROM DISCONTINUED
OPERATIONS                               -    (42,044)    (54,506)
                                 __________  _________   _________
CUMULATIVE EFFECT OF CHANGE
 IN ACCOUNTING PRINCIPLE                 -          -        (750)
                                 __________  _________   _________
NET LOSS                         $  (8,304)  $(43,629)   $(67,822)
                                 __________  _________   _________
LOSS PER COMMON SHARE:
  Continuing operations               (.00)      (.00)       (.01)
  Discontinued operations                -       (.02)       (.02)
  Gain (loss) on disposal of
     discontinued operations             -          -           -
  Cumulative effect of change in
     accounting principle                -          -        (.00)
                                 __________  _________   _________
  Net Loss Per Common Share      $    (.00)  $   (.02)   $   (.03)
                                 __________  _________   _________

The accompanying notes are an integral part of these financial statements.

                       FIRST GROWTH INVESTORS, INC.
                       [A Development Stage Company]

                STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

              FROM THE DATE OF INCEPTION ON SEPTEMBER 9, 1997

                         THROUGH DECEMBER 31, 2003


                                                          Capital    Deficit
                                                             in    Accumulated
                    Preferred Stock      Common Stock      Excess    During
                    ________________  __________________     of        the
                                                            Par    Development
                     Shares  Amount     Shares    Amount   Value      Stage
                    _______  _______  _________  _______  ________  __________
BALANCE,
 September 9, 1997        -  $     -          -  $     -  $      -  $       -

Shares issued to
 initial stockholders
 for cash, September
 18, 1997 at
 approximately
 $.0029 per share         -        -  1,750,000    1,750     3,300          -

Shares issued upon
 completion of
 offering of stock
 to the public at
 $.20 per share,
 November 1997            -        -    250,000      250    49,750          -

Direct costs of
 the offering of
 common stock to
 the public               -        -          -        -    (5,688)         -

Net income (loss)
 from September 9,
 1997 (inception)
 to December 31,
 1997                     -        -          -        -         -     (2,350)
                    _______  _______  _________  _______  ________  __________
BALANCE,
 December 31, 1997        -        -  2,000,000    2,000    47,362     (2,350)

Net loss for the
 year ended
 December 31, 1998        -        -          -        -         -     (1,440)
                    _______  _______  _________  _______  ________  __________
BALANCE,
 December 31, 1998        -        -  2,000,000    2,000    47,362     (3,790)

Net income for the
 year ended
 December 31, 1999        -        -          -        -         -     14,032
                    _______  _______  _________  _______  ________  __________
BALANCE,
 December 31, 1999        -        -  2,000,000    2,000    47,362     10,242

Net loss for the
 year ended
 December 31, 2000        -        -          -        -         -     (5,315)
                    _______  _______  _________  _______  ________  __________
BALANCE,
 December 31, 2000        -        -  2,000,000    2,000    47,362      4,927

Net loss for the
 year ended
 December 31, 2001        -        -          -        -         -    (20,816)
                    _______  _______  _________  _______  ________  __________
BALANCE,
 December 31, 2001        -        -  2,000,000    2,000    47,362    (15,889)

Net loss for the
 year ended
 December 31, 2002        -        -          -        -         -    (43,629)
                    _______  _______  _________  _______  ________  __________
BALANCE,
 December 31, 2002        -        -  2,000,000    2,000    47,362    (59,518)




                                [Continued]

                       FIRST GROWTH INVESTORS, INC.
                       [A Development Stage Company]

                STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

              FROM THE DATE OF INCEPTION ON SEPTEMBER 9, 1997

                         THROUGH DECEMBER 31, 2003

                                [Continued]



                                                          Capital    Deficit
                                                             in    Accumulated
                    Preferred Stock      Common Stock      Excess    During
                    ________________  __________________     of        the
                                                            Par    Development
                     Shares  Amount     Shares    Amount   Value      Stage
                    _______  _______  _________  _______  ________  __________
Net loss for the
 year ended
 December 31, 2003        -        -          -        -         -     (8,304)
                    _______  _______  _________  _______  ________  __________
BALANCE,
 December 31, 2003        -  $     -  2,000,000  $ 2,000  $ 47,362  $ (67,822)
                    _______  _______  _________  _______  ________  __________


























 The accompanying notes are an integral part of this financial statement.

                       FIRST GROWTH INVESTORS, INC.
                       [A Development Stage Company]

                         STATEMENTS OF CASH FLOWS


                                          For the          From Inception
                                         Year Ended        on September 9,
                                         December 31,      1997, Through
                                     ______________________ December 31,
                                        2003        2002         2003
                                     __________  __________   _________
Cash Flows From Operating Activities:
  Net loss                           $  (8,304)  $ (43,629)   $(67,822)
  Adjustments to reconcile net
   loss to net cash used by
   operating activities:
    Amortization expense                     -           -         250
    Effect of change in
     accounting principle                    -           -         750
    Change in assets and liabilities:
      Decrease in inventory                  -      47,000           -
      Increase in accrued
       interest - related party          1,649       1,586       4,728
      Increase in accounts payable         785           -         785
                                     __________  __________   _________
        Net Cash Provided (Used)
         by Operating Activities        (5,870)      4,957     (61,309)
                                     __________  __________   _________
Cash Flows From Investing Activities:
  Payment of organization costs              -           -      (1,000)
                                     __________  __________   _________
        Net Cash (Used) by
         Investing Activities                -           -      (1,000)
                                     __________  __________   _________
Cash Flows From Financing Activities:
  Proceeds from advances
   from shareholders                         -       4,250      16,450
  Proceeds from common stock issuance        -           -      55,050
  Stock offering costs                       -           -      (5,688)
  Proceeds from short-term
   loan and advance                          -           -      27,350
  Payments on short-term
   loan and advance                          -           -     (27,350)
                                     __________  __________   _________
        Net Cash Provided by
         Financing Activities                -       4,250      65,812
                                     __________  __________   _________
Net Increase (Decrease) in Cash         (5,870)      9,207       3,503

Cash at Beginning of Period              9,373         166           -
                                     __________  __________   _________
Cash at End of Period                $   3,503   $   9,373    $  3,503
                                     __________  __________   _________

Supplemental Disclosures of Cash Flow Information:
  Cash paid during the periods for:
    Interest                         $       -   $       -    $    994
    Income taxes                     $       -   $       -    $  1,905

Supplemental Schedule of Non-cash Investing and Financing Activities:
  For the years ended December 31, 2003 and 2002:
     None









The accompanying notes are an integral part of these financial statements.

                       FIRST GROWTH INVESTORS, INC.
                       [A Development Stage Company]

                       NOTES TO FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Organization - First Growth Investors, Inc. ("the Company") was organized under the laws of the State of Nevada on September 9, 1997. The Company previously bought and sold investments in wine and champagne. The Company discontinued its wine investment business effective December 31, 2003 [See Note 2]. The Company is currently seeking other business opportunities. The company has not generated significant revenues and is considered a development stage company as defined in Statement of Financial Accounting Standards No. 7. The Company has, at the present time, not paid any dividends and any dividends that may be paid in the future will depend upon the financial requirements of the Company and other relevant factors.

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

  Loss Per Share - The Company computes loss per share in accordance with Statement of Financial Accounting Standards No. 128 "Earnings Per Share," which requires the Company to present basic and dilutive loss per share when the effect is dilutive [See Note 7].

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

  Reclassification - The financial statements for periods prior to  December
  31,   2003  have  been  reclassified  to  conform  to  the  headings   and
  classifications used in the December 31, 2003 financial statements.

                       FIRST GROWTH INVESTORS, INC.
                       [A Development Stage Company]

                       NOTES TO FINANCIAL STATEMENTS

NOTE 2 - DISCONTINUED OPERATIONS

  On December 31, 2003, the Company discontinued its wine investment business. The Company has accounted for this disposal in accordance with Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". At December 31, 2003, the Company had no assets or liabilities associated with its discontinued wine investment business.

  The following is a summary of the results of operations of the Company's discontinued wine investment business:

                                                          From Inception
                                     For the Year Ended   on September 9,
                                        December 31,      1997, Through
                                    ____________________   December 31,
                                       2003      2002          2003
                                    _________  _________   ___________
         Revenue                    $       -  $ 11,882    $   99,820
         Cost of goods sold                 -   (47,900)     (118,168)
         General and administrative         -    (6,026)      (35,253)
         Other income                       -         -         1,000
         Income taxes                       -         -        (1,905)
                                    _________  _________   ___________
         Net loss                   $       -  $(42,044)   $  (54,506)
                                    _________  _________   ___________



NOTE 3 - CAPITAL STOCK

  Preferred Stock - The Company has authorized 1,000,000 shares of preferred stock, $.001 par value, with such rights, preferences and designations and to be issued in such series as determined by the Board of Directors. No shares are issued and outstanding at December 31, 2003.

  Common Stock - In September 1997, in connection with its organization, the Company issued 1,750,000 shares of its previously authorized but unissued common stock. Total proceeds from the sale of stock amounted to $5,050 (or approximately $.0029 per share).

  In November 1997, the Company issued 250,000 shares of its previously authorized but unissued common stock. Total proceeds from the sale of stock amounted to $50,000 (or $.20 per share). Stock offering costs of $5,688 were netted against the proceeds as a reduction to capital in excess of par value.

  Common  Stock  Warrants  - In 1999, the Company  declared  a  dividend  of
  1,000,000 warrants to purchase common stock at $1.00 per share to shareholders of record as of September 30, 1999. All 1,000,000 warrants expired on June 30, 2002.

                       FIRST GROWTH INVESTORS, INC.
                       [A Development Stage Company]

                       NOTES TO FINANCIAL STATEMENTS


NOTE 4 - INCOME TAXES

  The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes". SFAS No. 109 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards. The Company has available at December 31, 2003, an operating loss carryforward of approximately $79,000, which may be applied against future taxable income and which expires in various years through 2023.

  The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards, the Company has established a valuation allowance equal to the tax effect of the loss carryforwards and, therefore, no deferred tax asset has been recognized for the loss carryforwards. The net deferred tax asset is approximately $26,700 and $12,600 as of December 31, 2003 and 2002, respectively, with an offsetting valuation allowance of the same amount. The change in the valuation allowance for the year ended December 31, 2003 is approximately $14,100.

NOTE 5 - GOING CONCERN

  The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company has incurred losses since inception and has no on-going operations. Further, the Company has current liabilities in excess of current assets. These factors raise substantial doubt about the ability of the Company to continue as a going concern. In this regard, management is proposing to raise any necessary additional funds not provided by operations through loans or through additional sales of its common stock. There is no assurance that the Company will be successful in raising this additional capital or in achieving profitable operations. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

NOTE 6 - RELATED PARTY TRANSACTIONS

  Management Compensation - The Company has not paid any compensation to its officers and directors, as the services provided by them to date have only been nominal.

  Office  Space - The Company has not had a need to rent office  space.   An
  officer/shareholder of the Company is allowing the Company to use her office as a mailing address, as needed, at no expense to the Company.

  Shareholder Loans - At December 31, 2003, a shareholder of the Company had loaned a total of $16,450 to the Company. The advances are due on demand and bear interest at 10% per annum. Interest expense for the years ended December 31, 2003 and 2002 amounted to $1,649 and $1,585, respectively.

                       FIRST GROWTH INVESTORS, INC.
                       [A Development Stage Company]

                       NOTES TO FINANCIAL STATEMENTS

NOTE 6 - RELATED PARTY TRANSACTIONS [Continued]

  Agreement and Sale of Investment - The Company entered into an agreement with a shareholder of the Company that provided for the shareholder to negotiate the liquidation of the Company's investment in champagne. In 2002, the Company sold its investment to a third party through the efforts of the shareholder. The Company sold its investment, which had a carrying value of $47,900, for $11,882 resulting in a loss of $36,018.

NOTE 7 - LOSS PER SHARE

  The following data show the amounts used in computing loss per share for the periods presented:

                                       For the         From Inception
                                     Year Ended        on February 11,
                                     December 31,       1998 Through
                                _______________________ December 31,
                                   2003       2002         2003
                                _________   _________    _________
  Income (loss) from
  continuing operations
  (numerator)                   $ (8,304)   $ (1,585)    $ (12,566)

  Income (loss) from
  discontinued operations
  (numerator)                          -     (42,044)      (54,506)

  Cumulative effect of
  change in accounting
  principle (numerator)                -           -         (750)
                                _________   _________    _________
  Income (loss) available
  to common shareholders
  (numerator)                   $ (8,304)   $(43,629)    $(67,822)
                                _________   _________    _________

  Weighted average number
  of common shares
  outstanding used in loss
  per share for the period
  (denominator)                 2,000,000   2,000,000    1,993,381
                                _________   _________    _________


  Dilutive loss per share was not presented, as the Company had no common equivalent shares for all periods presented that would affect the computation of diluted loss per share.

NOTE 8 - CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE

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


First Growth Investors, Inc.



By:     /s/ Pam Jowett           Date:   April 13, 2004
     Pam Jowett, President and Secretary/Treasurer
     Chief Executive Officer and
     Chief Financial Officer


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and the dates indicated.



By:      /s/ Pam Jowett          Date:    April 13, 2004
     Pam Jowett, President and Secretary/Treasurer
     Chief Executive Officer and
     Chief Financial Officer

Supplemental Information to be Furnished With Reports Filed Pursuant to
Section 15(d) of the Exchange Act by Non Reporting Issuers

No annual report or proxy statement has been sent to security holders.