Form 10QSB
period 2004-03-31
FIRST GROWTH INVESTORS INC
filed 2004-05-17
CIK 1047857

U.S. SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C.  20549

                             FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED:  March 31, 2004

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

The number of $.001 par value common shares outstanding at March 31, 2004:
2,000,000

                    PART I - FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS

     See attached.

                       FIRST GROWTH INVESTORS, INC.
                       [A Development Stage Company]

                 UNAUDITED CONDENSED FINANCIAL STATEMENTS

                              MARCH 31, 2004

                       FIRST GROWTH INVESTORS, INC.
                       [A Development Stage Company]




                                 CONTENTS

                                                          PAGE

        -    Unaudited Condensed Balance Sheets,
            March 31, 2004 and December 31, 2003            2


        -    Unaudited Condensed Statements of Operations,
            for the three months ended March 31, 2004
            and 2003 and from inception on September 9,
            1997 through March 31, 2004                     3


        -    Unaudited Condensed Statements of Cash Flows,
            for the three months ended March 31, 2004
            and 2003 and from inception on September 9,
            1997 through March 31, 2004                     4


        -    Notes to Unaudited Condensed Financial
            Statements                                  5 - 9

                       FIRST GROWTH INVESTORS, INC.
                       [A Development Stage Company]

                    UNAUDITED CONDENSED BALANCE SHEETS


                                  ASSETS

                                          March 31,   December 31,
                                             2004         2003
                                         ___________  ___________
CURRENT ASSETS:
  Cash                                   $     2,718  $     3,503
                                         ___________  ___________
        Total Current Assets                   2,718        3,503
                                         ___________  ___________
                                         $     2,718  $     3,503
                                         ___________  ___________

              LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


CURRENT LIABILITIES:
  Accounts payable                       $       780  $       785
  Accrued interest - related party             5,138        4,728
  Shareholder loans                           16,450       16,450
                                         ___________  ___________
        Total Current Liabilities             22,368       21,963
                                         ___________  ___________

STOCKHOLDERS' EQUITY (DEFICIT):
  Preferred stock, $.001 par value,
   1,000,000 shares authorized,
   no shares issued and outstanding                -            -
  Common stock, $.001 par value,
   24,000,000 shares authorized,
   2,000,000 shares issued and
   outstanding                                 2,000        2,000
  Capital in excess of par value              47,362       47,362
  Deficit accumulated during the
    development stage                        (69,012)     (67,822)
                                         ___________  ___________
        Total Stockholders' Equity
          (Deficit)                          (19,650)     (18,460)
                                         ___________  ___________
                                         $     2,718   $    3,503
                                         ___________  ___________





Note: The balance sheet at December 31, 2003 was taken from the audited financial statements at that date and condensed.

 The accompanying notes are an integral part of these unaudited condensed financial statements.

                       FIRST GROWTH INVESTORS, INC.
                       [A Development Stage Company]

               UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

                                       For the Three     From Inception
                                       Months Ended      on September 9,
                                         March 31,        1997, Through
                                   ____________________     March 31,
                                      2004       2003         2004
                                   _________  _________  ______________
REVENUE                            $       -  $       -  $            -

EXPENSES:
  General and administrative             780      2,745           7,435
                                   _________  _________  ______________
LOSS BEFORE OTHER INCOME
(EXPENSE)                               (780)    (2,745)         (7,435)

OTHER INCOME (EXPENSE):
  Interest Expense                      (410)      (405)         (6,321)
                                   _________  _________  ______________
LOSS BEFORE INCOME TAXES              (1,190)    (3,150)        (13,756)

CURRENT TAX EXPENSE                        -          -               -

DEFERRED TAX EXPENSE                       -          -               -
                                   _________  _________  ______________
LOSS FROM CONTINUING
OPERATIONS                            (1,190)    (3,150)        (13,756)
                                   _________  _________  ______________
DISCONTINUED OPERATIONS:
  Loss from operations of
    discontinued wine
    investment business (net
    of $0 in income taxes)                 -          -         (54,506)
  Gain (loss) on disposal of
    discontinued wine investment
    business operations (net
    of $0 in income taxes                  -          -               -
                                   _________  _________  ______________
LOSS FROM DISCONTINUED
OPERATIONS                                 -          -         (54,506)
                                   _________  _________  ______________
CUMULATIVE EFFECT OF CHANGE
 IN ACCOUNTING PRINCIPLE                   -          -            (750)
                                   _________  _________  ______________
NET LOSS                           $  (1,190) $  (3,150) $      (69,012)
                                   _________  _________  ______________
LOSS PER COMMON SHARE:
  Continuing operations                 (.00)      (.00)           (.01)
  Discontinued operations                  -          -            (.02)
  Gain (loss) on disposal of
     discontinued operations               -          -               -
  Cumulative effect of change
    in accounting principle                -          -            (.00)
                                   _________  _________  ______________
  Net Loss Per Common Share        $    (.00) $    (.00) $         (.03)
                                   _________  _________  ______________

 The accompanying notes are an integral part of these unaudited condensed financial statements.

                       FIRST GROWTH INVESTORS, INC.
                       [A Development Stage Company]

               UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS


                                    For the Three Months  From Inception
                                       Ended March 31,    on September 9,
                                    ____________________   1997 Through
                                       2004       2003    March 31, 2004
                                    _________  _________  ______________
Cash Flows from Operating
  Activities:
 Net loss                           $  (1,190) $  (3,150) $      (69,012)
 Adjustments to reconcile net
   loss to net cash used by
   operating activities:
  Amortization expense                      -          -             250
  Effect of change in accounting
    principle                               -          -             750
  Changes in assets and
    liabilities:
   Increase in accrued
     interest - related party             410        405           5,138
   (Decrease) Increase in
     accounts payable                      (5)       780             780

                                    _________  _________  ______________
        Net Cash (Used) by
          Operating Activities           (785)    (1,965)        (62,094)
                                    _________  _________  ______________

Cash Flows from Investing
  Activities:
 Payment of organization costs              -          -          (1,000)
                                    _________  _________  ______________
        Net Cash (Used) by
          Investing Activities              -          -          (1,000)
                                    _________  _________  ______________

Cash Flows from Financing
  Activities:
 Proceeds from shareholder loans            -          -          16,450
 Proceeds from common stock
   issuance                                 -          -          55,050
 Stock offering costs                       -          -          (5,688)
 Proceeds from short-term loan
   and advance                              -          -          27,350
 Payments on short-term loan
   and advance                              -          -         (27,350)
                                    _________  _________  ______________
     Net Cash Provided by
       Financing Activities                 -          -          65,812
                                    _________  _________  ______________

Net Increase (Decrease) in Cash          (785)    (1,965)          2,718

Cash at Beginning of Period             3,503      9,373               -
                                    _________  _________  ______________

Cash at End of Period               $   2,718  $   7,408  $        2,718
                                    _________  _________  ______________

Supplemental Disclosures of Cash Flow Information:
  Cash paid during the periods for:
    Interest                        $     -    $    -     $      994
    Income taxes                    $     -    $    -     $    1,905

Supplemental Schedule of Non-cash Investing and Financing Activities:
  For the three months ended March 31, 2004:
     None

  For the three months ended March 31, 2003:
     None


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

  Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2004 and 2003 and for the periods then ended have been made.

  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2003 audited financial statements. The results of operations for the periods ended March 31, 2004 and 2003 are not necessarily indicative of the operating results for the full year.

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

  Reclassification - The financial statements for periods prior to March 31, 2004 have been reclassified to conform to the headings and classifications used in the March 31, 2004 financial statements.

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

  The following is a summary of the results of operations of the Company's discontinued wine investment business:

                                                           From Inception
                                     For the Three Months  on September 9,
                                      Ended December 31,    1997, Through
                                     ____________________     March 31,
                                        2004      2003          2004
                                     _________  _________  ______________
         Revenue                     $       -  $       -  $       99,820
         Cost of goods sold                  -          -        (118,168)
         General and administrative          -          -         (35,253)
         Other income                        -          -           1,000
         Income Taxes                        -          -          (1,905)
                                     _________  _________  ______________
         Net loss                    $       -  $       -  $      (54,506)
                                     _________  _________  ______________

NOTE 3 - CAPITAL STOCK

  Preferred Stock - The Company has authorized 1,000,000 shares of preferred stock, $.001 par value, with such rights, preferences and designations and to be issued in such series as determined by the Board of Directors. No shares are issued and outstanding at March 31, 2004 and December 31, 2003.

                       FIRST GROWTH INVESTORS, INC.
                       [A Development Stage Company]

             NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 3 - CAPITAL STOCK [Continued]

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

NOTE 4 - INCOME TAXES

  The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes". SFAS No. 109 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards. The Company has available at March 31, 2004, an operating loss carryforward of approximately $80,000, which may be applied against future taxable income and which expires in various years through 2023.

  The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards, the Company has established a valuation allowance equal to the tax effect of the loss carryforwards and, therefore, no deferred tax asset has been recognized for the loss carryforwards. The net deferred tax asset is approximately $27,200 and $26,700 as of March 31, 2004 and December 31, 2003, respectively, with an offsetting valuation allowance of the same amount. The change in the valuation allowance for the three months ended March 31, 2004 is approximately $500.

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

  Shareholder Loans - At March 31, 2004 and December 31, 2003, a shareholder of the Company had loaned a total of $16,450 and $16,450, respectively, to the Company. The advances are due on demand and bear interest at 10% per annum. Interest expense for the three months ended March 31, 2004 and 2003 amounted to $410 and $405, respectively.

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

NOTE 7 - LOSS PER SHARE

  The following data show the amounts used in computing loss per share for the periods presented:

                                         For the Three     From Inception
                                          Months Ended     on February 11,
                                           March 31,        1998 Through
                                     ____________________     March 31,
                                        2004       2003         2004
                                     _________  _________  ______________
  Income (loss) from continuing
    operations (numerator)           $  (1,190) $  (3,180) $      (13,756)
  Income (loss) from discontinued
    operations (numerator)                   -          -         (54,506)
  Income (loss) from cumulative
    effect of change in
    accounting principle                     -          -            (750)
                                     _________  _________  ______________
  Income (loss) available to
    common shareholders
    (numerator)                      $  (1,190) $  (3,180) $      (69,012)
                                     _________  _________  ______________

  Weighted average number of
    common shares outstanding
    used in loss per share for
    the period (denominator)         2,000,000  2,000,000       1,993,633
                                     _________  _________  ______________


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


                              FIRST GROWTH INVESTORS, INC.



Date: May 17, 2004                 by:     /s/ Pam Jowett
                                   Pam Jowett, President & Director