Form 10QSB
period 2004-06-30
FIRST GROWTH INVESTORS INC
filed 2004-08-16
CIK 1047857

U.S. SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C.  20549

                             FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED:  June 30, 2004

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

The number of $.001 par value common shares outstanding at June 30, 2004:
2,000,000

                    PART I - FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS

     See attached.

                       FIRST GROWTH INVESTORS, INC.
                       [A Development Stage Company]

                 UNAUDITED CONDENSED FINANCIAL STATEMENTS

                               JUNE 30, 2004

                       FIRST GROWTH INVESTORS, INC.
                       [A Development Stage Company]




                                 CONTENTS

                                                                     PAGE

        -    Unaudited Condensed Balance Sheets,
              June 30, 2004 and December 31, 2003                       2


        -    Unaudited Condensed Statements of Operations,
              for the three and six months ended June 30, 2004
              and 2003 and from inception on September 9,
              1997 through June 30, 2004                                3


        -    Unaudited Condensed Statements of Cash Flows,
              for the six months ended June 30, 2004
              and 2003 and from inception on September 9,
              1997 through June 30, 2004                                4


        -    Notes to Unaudited Condensed Financial Statements      5 - 9

                       FIRST GROWTH INVESTORS, INC.
                       [A Development Stage Company]

                    UNAUDITED CONDENSED BALANCE SHEETS


                                  ASSETS

                                           June 30,   December 31,
                                             2004         2003
                                         ___________  ___________
CURRENT ASSETS:
  Cash                                    $        -   $    3,503
                                         ___________  ___________
        Total Current Assets                       -        3,503
                                         ___________  ___________
                                          $        -   $    3,503
                                         ___________  ___________

              LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


CURRENT LIABILITIES:
  Accounts payable                        $      130   $      785
  Accrued interest - related party             5,548        4,728
  Advances from related party                 17,773       16,450
                                         ___________  ___________
        Total Current Liabilities             23,451       21,963
                                         ___________  ___________

STOCKHOLDERS' EQUITY (DEFICIT):
  Preferred stock, $.001 par value,
   1,000,000 shares authorized,
   no shares issued and outstanding                -            -
  Common stock, $.001 par value,
   24,000,000 shares authorized,
   2,000,000 shares issued and
   outstanding                                 2,000        2,000
  Capital in excess of par value              47,362       47,362
  Deficit accumulated during the
    development stage                        (72,813)     (67,822)
                                         ___________  ___________
        Total Stockholders'
         Equity (Deficit)                    (23,451)     (18,460)
                                         ___________  ___________
                                          $        -   $    3,503
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

                       FIRST GROWTH INVESTORS, INC.
                       [A Development Stage Company]

               UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

                            For the Three     For the Six    From Inception
                             Months Ended     Months Ended   on September 9,
                               June 30,         June 30,      1997, Through
                           _______________   ______________      June 30,
                             2004    2003     2004    2003         2004
                            _______  _______  _______  _______   ___________
REVENUE                     $     - $      - $      - $      - $           -

EXPENSES:
  General and administrative  3,391      935    4,171    3,680        10,826
                            _______  _______  _______  _______   ___________
LOSS BEFORE OTHER INCOME
 (EXPENSE)                   (3,391)    (935)  (4,171)  (3,680)      (10,826)

OTHER INCOME (EXPENSE):
  Interest Expense             (410)    (410)    (820)    (816)       (6,731)
                            _______  _______  _______  _______   ___________
LOSS BEFORE INCOME TAXES     (3,801)  (1,345)  (4,991)  (4,496)      (17,557)

CURRENT TAX EXPENSE               -        -        -        -             -

DEFERRED TAX EXPENSE              -        -        -        -             -
                            _______  _______  _______  _______   ___________
LOSS FROM CONTINUING
OPERATIONS                   (3,801)  (1,345)  (4,991)  (4,496)      (17,557)
                            _______  _______  _______  _______   ___________
DISCONTINUED OPERATIONS:
  Loss from operations of
   discontinued wine
   investment business (net
   of $0 in income taxes)         -        -        -        -       (54,506)
  Gain (loss) on disposal
   of discontinued wine
   investment business
   operations (net of $0 in
   income taxes)                  -        -        -        -             -
                            _______  _______  _______  _______   ___________
LOSS FROM DISCONTINUED
OPERATIONS                        -        -        -        -       (54,506)
                            _______  _______  _______  _______   ___________
CUMULATIVE EFFECT OF CHANGE
 IN ACCOUNTING PRINCIPLE          -        -        -        -          (750)
                            _______  _______  _______  _______   ___________
NET LOSS                    $(3,801) $(1,345) $(4,991) $(4,496)  $   (72,813)
                            _______  _______  _______  _______   ___________
LOSS PER COMMON SHARE:
  Continuing operations        (.00)    (.00)    (.00)    (.00)         (.01)
  Discontinued operations         -        -        -        -          (.02)
  Gain (loss) on disposal of
   discontinued operations        -        -        -        -             -
  Cumulative effect of change
   in accounting principle        -        -        -        -          (.00)
                            _______  _______  _______  _______   ___________
  Net Loss Per Common Share $  (.00) $  (.00) $  (.00) $  (.00)  $      (.03)
                            _______  _______  _______  _______   ___________

 The accompanying notes are an integral part of these unaudited condensed financial statements.

                       FIRST GROWTH INVESTORS, INC.
                       [A Development Stage Company]

               UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS


                                        For the Six Months    From Inception
                                         Ended June 30,       on September 9,
                                        ___________________   1997 Through
                                          2004        2003    June 30, 2004
                                        _________  _________   ____________
Cash Flows from Operating
  Activities:
 Net loss                               $ (4,991)  $ (4,496)   $   (72,813)
 Adjustments to reconcile net
  loss to net cash used by
  operating activities:
  Amortization expense                         -          -            250
 Effect of change in accounting
  principle                                    -          -            750
 Changes in assets and
   liabilities:
  Increase in accrued
   interest - related party                  821        816          5,549
  (Decrease) Increase in
   accounts payable                         (655)         -            130

                                        _________  _________   ____________
        Net Cash (Used) by
         Operating Activities              (4,825)   (3,680)       (66,134)
                                        _________  _________   ____________

Cash Flows from Investing
  Activities:
 Payment of organization costs                  -         -         (1,000)
                                        _________  _________   ____________
        Net Cash (Used) by
          Investing Activities                  -         -         (1,000)
                                        _________  _________   ____________
Cash Flows from Financing
   Activities:
 Proceeds from shareholder loans            1,322         -         17,772
 Proceeds from common stock
  issuance                                      -         -         55,050
 Stock offering costs                           -         -         (5,688)
 Proceeds from short-term
  loan and advance                              -         -         27,350
 Payments on short-term
  loan and advance                              -         -        (27,350)
                                        _________  _________   ____________
     Net Cash Provided by
       Financing Activities                 1,322         -         67,134
                                        _________  _________   ____________

Net Increase (Decrease) in Cash            (3,503)   (3,680)             -

Cash at Beginning of Period                 3,503     9,373              -
                                        _________  _________   ____________
Cash at End of Period                   $       -  $  5,693    $         -
                                        _________  _________   ____________

Supplemental Disclosures of Cash Flow Information:
  Cash paid during the periods for:
    Interest                            $       -  $      -    $       994
    Income taxes                        $       -  $      -    $     1,905

Supplemental Schedule of Non-cash Investing and Financing Activities:
  For the three months ended June 30, 2004:
     None

  For the three months ended June 30, 2003:
     None



 The accompanying notes are an integral part of these unaudited condensed financial statements.

                       FIRST GROWTH INVESTORS, INC.
                       [A Development Stage Company]

             NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Organization - First Growth Investors, Inc. ("the Company") was organized under the laws of the State of Nevada on September 9, 1997. The Company previously bought and sold investments in wine and champagne but is currently seeking other potential business opportunities. The Company has not generated significant revenues and is considered a development stage company as defined in Statement of Financial Accounting Standards No. 7. The Company has, at the present time, not paid any dividends and any dividends that may be paid in the future will depend upon the financial requirements of the Company and other relevant factors.

  Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2004 and 2003 and for the periods then ended have been made.

  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2003 audited financial statements. The results of operations for the periods ended June 30, 2004 and 2003 are not necessarily indicative of the operating results for the full year.

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

  Reclassification - The financial statements for periods prior to June 30, 2004 have been reclassified to conform to the headings and classifications used in the June 30, 2004 financial statements.

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

  The following is a summary of the results of operations of the Company's discontinued wine investment business:

                                                              From Inception
                  For the Three Months   For the Six Months   on September 9,
                     Ended June 30,        Ended June 30,      1997, Through
                  _____________________   __________________    June 30,
                       2004     2003       2004     2003          2004
                  __________  _________   _______   ________   ____________
  Revenue           $      -   $      -   $     -   $      -    $   99,820
  Cost of goods
    sold                   -          -         -          -      (118,168)
  General and
   administrative          -          -         -          -       (35,253)
  Other income             -          -         -          -         1,000
  Income Taxes             -          -         -          -        (1,905)
                  __________  _________   _______   ________   _____________
  Net loss          $      -   $      -   $     -   $      -     $  (54,506)
                  __________  _________   _______   ________   _____________

NOTE 3 - CAPITAL STOCK

  Preferred Stock - The Company has authorized 1,000,000 shares of preferred stock, $.001 par value, with such rights, preferences and designations and to be issued in such series as determined by the Board of Directors. No shares are issued and outstanding at June 30, 2004 and December 31, 2003.

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

NOTE 4 - INCOME TAXES

  The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes". SFAS No. 109 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards. The Company has available at June 30, 2004, an operating loss carryforward of approximately $82,000, which may be applied against future taxable income and which expires in various years through 2023.

  The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards, the Company has established a valuation allowance equal to the tax effect of the loss carryforwards and, therefore, no deferred tax asset has been recognized for the loss carryforwards. The net deferred tax asset is approximately $27,700 and $26,700 as of June 30, 2004 and December 31, 2003, respectively, with an offsetting valuation allowance of the same amount. The change in the valuation allowance for the six months ended June 30, 2004 is approximately $1,000.

NOTE 5 - GOING CONCERN

  The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company has recurring losses and has no ongoing operations. Further, the Company has current liabilities in excess of current assets. These factors raise substantial doubt about the ability of the Company to continue as a going concern. In this regard, management is proposing to raise any necessary additional funds not provided by operations through loans or through additional sales of its common stock. There is no assurance that the Company will be successful in raising this additional capital or in achieving profitable operations. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

NOTE 6 - RELATED PARTY TRANSACTIONS

  Management Compensation - The Company has not paid any compensation to its officers and directors, as the services provided by them to date have only been nominal.

                       FIRST GROWTH INVESTORS, INC.
                       [A Development Stage Company]

             NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 6 - RELATED PARTY TRANSACTIONS [Continued]

  Office  Space - The Company has not had a need to rent office  space.   An
  officer/shareholder of the Company is allowing the Company to use her office as a mailing address, as needed, at no expense to the Company.

  Related Party Loans - At June 30, 2004 and December 31, 2003, a shareholder of the Company had loaned a total of $16,450 and $16,450, respectively, to the Company. The advances are due on demand and bear interest at 10% per annum. Interest expense for the six months ended June 30, 2004 and 2003 amounted to $820 and $816, respectively.

  Related Party Advances - During the three months ended June 30, 2004, an entity related to a shareholder of the Company advanced $1,323 to pay expenses on behalf of the Company.

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

NOTE 7 - LOSS PER SHARE

  The following data show the amounts used in computing loss per share for the periods presented:

                            For the Three      For the Six     From Inception
                             Months Ended      Months Ended    on February 11,
                              June 30,          June 30,        1998 Through
                            __________________________________      June 30,
                              2004     2003      2004     2003       2004
                           _________ _________ _________ _________ __________
  Income (loss) from
   continuing operations
   (numerator)              $(3,801)  $(1,345) $(4,991) $(4,496)  $  (17,557)
  Income (loss) from
   discontinued
   operations (numerator)         -         -         -        -     (54,506)
  Income (loss) from
   cumulative effect of
   change in accounting
    principle                     -         -         -        -        (750)
                           _________ _________ _________ _________ __________
  Income (loss) available
   to common shareholders
    (numerator)             $(3,801)  $(1,345) $(4,991) $(4,496)  $  (72,813)
                           _________ _________ _________ _________ __________

  Weighted average number
   of common shares
   outstanding used in
   loss per share for the
    period (denominator)   2,000,000 2,000,000 2,000,000 2,000,000 1,993,633
                           _________ _________ _________ _________ __________

                       FIRST GROWTH INVESTORS, INC.
                       [A Development Stage Company]

             NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 7 - LOSS PER SHARE [Continued]

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

ITEM 2:  MANAGEMENT'S DISCUSSION & ANALYSIS OR PLAN OF OPERATIONS

     First Growth Investors, Inc. (the "Company") was incorporated under the laws of the State of Nevada on September 9, 1997. In connection with the organization, the founders contributed $5,050 cash to initially capitalize First Growth Investors in exchange for 1,750,000 shares of common stock. On October 15, 1997, First Growth Investors commenced a public offering of up to 250,000 shares of its common stock, in reliance upon Rule 504 of Regulation D, promulgated by the U.S. Securities & Exchange Commission (the "Commission") under the Securities Act of 1933. The offering closed in November, 1997. The Company sold 250,000 shares of common stock, at $.20 per share, and raised gross proceeds of $50,000 increasing the total issued and outstanding common stock to 2,000,000 shares. The Company then registered a public offering of its securities. First Growth Investors declared a distribution of 1,000,000 common stock purchase warrants to shareholders of record as of September 30, 1999. The Company filed with the Securities and Exchange Commission a registration statement on Form SB-2, Commission File No. 333-83125, which became effective October 8, 1999. The Company then became subject to the information requirements of the Securities Exchange Act of 1934. Accordingly, the Company files Annual, Quarterly and other reports and information with the Commission. Pursuant to the registration statement, the Company then distributed 1,000,000 warrants. The warrants were exercisable at $1.00 per share, on or before June 30, 2002. The warrants have now expired, and no securities were ever sold pursuant to the offering.

PLAN OF OPERATIONS.

     First Growth Investors was formed to engage in the business of wine investing. Because this business was not successful, operations were discontinued as of December 31, 2003. The Company had no operations or revenue during the last fiscal year. Due to this, the Company realized a net loss. The Company does not expect to generate any meaningful revenue or incur operating expenses, except for administrative, legal, professional, accounting and auditing costs associated with the filing requirements of a public reporting company, unless and until it acquires an interest in an operating company.
The Company does not have sufficient cash to meet its operational needs for the next twelve months. Management's plan of operation for the next twelve months is to attempt to raise additional capital through loans from related parties, debt financing, equity financing or a combination of financing options. Currently, there are no understandings, commitments or agreements for such an infusion of capital and no assurances to that effect. Unless the Company can obtain additional financing, its ability to continue as a going concern during the next twelve-month period is doubtful. The Company's need for capital may change dramatically if and during that period, it acquires an interest in a business opportunity. The Company's current operating plan is to (i) handle the administrative and reporting requirements of a public company, and (ii) search for potential businesses, products, technologies and companies for acquisition without regard to any specific business or industry. At present, the Company has no understandings, commitments or agreements with respect to the acquisition of any business venture, and there can be no assurance that the Company will identify a business venture suitable for acquisition in the future. Further, there can be no assurance that the Company would be successful in consummating any acquisition on favorable terms or that it will be able to profitably manage any business venture it acquires.

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


                              FIRST GROWTH INVESTORS, INC.



Date: August 10, 2004              by:     /s/ Pam Jowett
                                   Pam Jowett, President & Director