Form 10QSB
period 2004-09-30
FIRST GROWTH INVESTORS INC
filed 2004-11-15
CIK 1047857

U.S. SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549

                           FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED:  September 30, 2004

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

The number of $.001 par value common shares outstanding at September 30, 2004:
2,000,000

                  PART I - FINANCIAL INFORMATION


Item 1.   Financial Statements

     See attached.

                       FIRST GROWTH INVESTORS, INC.
                       [A Development Stage Company]




                                 CONTENTS

                                                              PAGE

        -  Unaudited Condensed Balance Sheets,
            September 30, 2004 and December 31, 2003            2


        -  Unaudited Condensed Statements of Operations,
            for the three and nine months ended September
            30, 2004 and 2003 and from inception on
            September 9, 1997 through September 30, 2004        3


        -  Unaudited Condensed Statements of Cash Flows,
            for the nine months ended September 30, 2004
            and 2003 and from inception on September 9,
            1997 through September 30, 2004                     4


        -  Notes to Unaudited Condensed Financial Statements  5 - 9

                       FIRST GROWTH INVESTORS, INC.
                       [A Development Stage Company]

                    UNAUDITED CONDENSED BALANCE SHEETS


                                  ASSETS

                                        September 30, December 31,
                                             2004         2003
                                         ___________  ___________
CURRENT ASSETS:
  Cash                                    $        -   $    3,503
                                         ___________  ___________
        Total Current Assets                       -        3,503
                                         ___________  ___________
                                          $        -   $    3,503
                                         ___________  ___________

              LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


CURRENT LIABILITIES:
  Accounts payable                        $    1,260   $      785
  Accrued interest - related party             6,022        4,728
  Advances from related party                 18,372       16,450
                                         ___________  ___________
        Total Current Liabilities             25,654       21,963
                                         ___________  ___________

STOCKHOLDERS' EQUITY (DEFICIT):
  Preferred stock, $.001 par value,
   1,000,000 shares authorized,
   no shares issued and outstanding                -            -
  Common stock, $.001 par value,
   24,000,000 shares authorized,
   2,000,000 shares issued and
   outstanding                                 2,000        2,000
  Capital in excess of par value              47,362       47,362
  Deficit accumulated during the
    development stage                       (75,016)     (67,822)
                                         ___________  ___________
        Total Stockholders'
          Equity (Deficit)                  (25,654)     (18,460)
                                         ___________  ___________
                                         $        -   $    3,503
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

                       FIRST GROWTH INVESTORS, INC.
                       [A Development Stage Company]

               UNAUDITED CONDENSED STATEMENTS OF OPERATIONS
                                                                     From
                                                                   Inception
                                                                 on September
                              For the Three     For the Nine        9, 1997
                              Months Ended      Months Ended         Through
                              September 30,     September 30,      September
                             ________________  __________________      30,
                               2004     2003     2004      2003       2004
                             _______  _______  ________  ________  __________
REVENUE                      $    -   $     -   $     -   $     -   $       -

EXPENSES:
  General and administrative  1,730       955     5,901     4,635      12,556
                             _______  _______  ________  ________  __________
LOSS BEFORE OTHER INCOME
 (EXPENSE)                   (1,730)     (955)   (5,901)   (4,635)    (12,556)

OTHER INCOME (EXPENSE):
  Interest Expense             (473)     (419)   (1,293)   (1,235)     (7,204)
                             _______  _______  ________  ________  __________
LOSS BEFORE INCOME TAXES     (2,203)   (1,374)   (7,194)   (5,870)    (19,760)

CURRENT TAX EXPENSE               -         -         -         -           -

DEFERRED TAX EXPENSE              -         -         -         -           -
                             _______  _______  ________  ________  __________
LOSS FROM CONTINUING
OPERATIONS                   (2,203)   (1,374)   (7,194)   (5,870)    (19,760)
                             _______  _______  ________  ________  __________
DISCONTINUED OPERATIONS:
  Loss from operations
   of discontinued
   wine investment
   business (net of $0
   in income taxes)               -         -         -         -    (54,506)
  Gain (loss) on disposal
   of discontinued wine
   investment business
   operations (net of
   $0 in income taxes)            -         -         -         -          -
                             _______  _______  ________  ________  __________
LOSS FROM DISCONTINUED
OPERATIONS                        -         -         -         -    (54,506)
                             _______  _______  ________  ________  __________
CUMULATIVE EFFECT OF CHANGE
 IN ACCOUNTING PRINCIPLE          -         -         -         -       (750)
                             _______  _______  ________  ________  __________
NET LOSS                    $(2,203)  $(1,374) $(7,194) $ (5,870)  $ (75,016)
                             _______  _______  ________  ________  __________
LOSS PER COMMON SHARE:
  Continuing operations        (.00)    (.00)     (.00)     (.00)       (.01)
  Discontinued operations         -        -         -         -        (.03)
  Gain (loss) on disposal of
   discontinued operations        -        -         -         -           -
  Cumulative effect of change
   in accounting principle        -        -         -         -        (.00)
                             _______  _______  ________  ________  __________
  Net Loss Per Common Share $  (.00)  $ (.00)  $  (.00)  $  (.00)   $   (.04)
                             _______  _______  ________  ________  __________

 The accompanying notes are an integral part of these unaudited condensed financial statements.

                       FIRST GROWTH INVESTORS, INC.
                       [A Development Stage Company]

               UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

                                                                  From
                                                               Inception
                                                                   On
                                         For the Nine Months   September 9,
                                         Ended September 30,   1997 Through
                                          __________________  September 30,
                                             2004      2003        2004
                                          _________  ________   __________
Cash Flows from Operating Activities:
 Net loss                                 $ (7,194)  $(5,870)   $ (75,016)
 Adjustments to reconcile net
  loss to net cash used by
  operating activities:
   Amortization expense                          -         -          250
   Effect of change in
    accounting principle                         -         -          750
   Changes in assets and liabilities:
    Increase in accrued
     interest - related party                1,294     1,235        6,022
    (Decrease) Increase in
     accounts payable                          475         -        1,260

                                          _________  ________   __________
        Net Cash (Used) by
         Operating Activities               (5,425)   (4,635)     (66,734)
                                          _________  ________   __________

Cash Flows from Investing Activities:
 Payment of organization costs                   -         -       (1,000)
                                          _________  ________   __________
        Net Cash (Used) by
         Investing Activities                    -         -       (1,000)
                                          _________  ________   __________

Cash Flows from Financing Activities:
 Proceeds from related party advances        1,922         -       18,372
 Proceeds from common stock issuance             -         -       55,050
 Stock offering costs                            -         -       (5,688)
 Proceeds from short-term loan and advance       -         -       27,350
 Payments on short-term loan and advance         -         -      (27,350)
                                          _________  ________   __________
     Net Cash Provided by
      Financing Activities                   1,922         -       67,734
                                          _________  ________   __________

Net Increase (Decrease) in Cash             (3,503)   (4,635)           -

Cash at Beginning of Period                  3,503     9,373            -
                                          _________  ________   __________

Cash at End of Period                      $     -   $ 4,738    $       -
                                          _________  ________   __________

Supplemental Disclosures of Cash Flow Information:
  Cash paid during the periods for:
    Interest                               $     -   $     -    $     994
    Income taxes                           $     -   $     -    $   1,905

Supplemental Schedule of Non-cash Investing and Financing Activities:
  For the three months ended September 30, 2004:
     None

  For the three months ended September 30, 2003:
     None



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

  Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2004 and 2003 and for the periods then ended have been made.

  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2003 audited financial statements. The results of operations for the periods ended September 30, 2004 and 2003 are not necessarily indicative of the operating results for the full year.

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

  Reclassification - The financial statements for periods prior to September
  30,   2004  have  been  reclassified  to  conform  to  the  headings   and
  classifications used in the September 30, 2004 financial statements.

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

  The following is a summary of the results of operations of the Company's discontinued wine investment business:


                            For the            For the
                         Three Months        Nine Months    From Inception
                            Ended               Ended       on September 9,
                         September 30,       September 30,  1997, Through
                     ___________________  ________________  September 30,
                        2004      2003      2004     2003      2004
                     _________  ________  _______  _______  ___________
  Revenue             $      -  $      -  $     -  $     -  $   99,820
  Cost of goods sold         -         -        -        -    (118,168)
  General and
   administrative            -         -        -        -     (35,253)
  Other income               -         -        -        -       1,000
  Income Taxes               -         -        -        -      (1,905)
                     _________  ________  _______  _______  ___________
  Net loss            $      -  $      -  $     -  $     -  $  (54,506)
                     _________  ________  _______  _______  ___________

NOTE 3 - CAPITAL STOCK

  Preferred Stock - The Company has authorized 1,000,000 shares of preferred stock, $.001 par value, with such rights, preferences and designations and to be issued in such series as determined by the Board of Directors. No shares are issued and outstanding at September 30, 2004 and December 31, 2003.

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

NOTE 4 - INCOME TAXES

  The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". SFAS No. 109 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards. The Company has available at September 30, 2004, an operating loss carryforward of approximately $83,800, which may be applied against future taxable income and which expires in various years through 2024.

  The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards, the Company has established a valuation allowance equal to the tax effect of the loss carryforwards and, therefore, no deferred tax asset has been recognized for the loss carryforwards. The net deferred tax asset is approximately $28,500 and $26,700 as of September 30, 2004 and December 31, 2003, respectively, with an offsetting valuation allowance of the same amount. The change in the valuation allowance for the nine months ended September 30, 2004 is approximately $1,800.

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

  Related Party Loans - At September 30, 2004 and December 31, 2003, shareholders of the Company had loaned a total of $18,372 and $16,450, respectively, to the Company. The advances are due on demand and bear interest at 10% per annum. Interest expense for the nine months ended September 30, 2004 and 2003 amounted to $1,294 and $1,235, respectively.

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

NOTE 7 - LOSS PER SHARE

  The following data show the amounts used in computing loss per share for the periods presented:

                        For the Three          For the Nine     From Inception
                         Months Ended          Months Ended     on September 9,
                        September 30,          September 30,     1997 Through
                     ____________________   ____________________ September 30,
                        2004      2003         2004       2003       2004
                     _________  _________   _________  _________   _________
  Income (loss) from
   continuing
   operations
   (numerator)       $ (2,203)  $ (1,374)   $ (7,194)  $ (5,870)   $(19,760)

  Income (loss) from
   discontinued
   operations
   (numerator)              -          -           -          -     (54,506)

  Income (loss) from
   cumulative
   effect of change
   in accounting
   principle                -          -           -          -        (750)
                     _________  _________   _________  _________   _________
  Income (loss)
   available to
   common
   shareholders
   (numerator)       $ (2,203)  $ (1,374)   $ (7,194)  $ (5,870)   $(75,016)
                     _________  _________   _________  _________   _________

  Weighted average
   number of
   common shares
   outstanding
   used in loss
   per share for
   the period
   (denominator)     2,000,000  2,000,000   2,000,000  2,000,000   1,994,085
                     _________  _________   _________  _________   _________

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

Item 2.  Sales of Unregistered Equity Securities and Use of Proceeds

     (a) During the period covered by this report, there were no equity securities of the issuer, sold by the issuer, that were not registered under the Securities Act.

     (b) During the period covered by this report, there were no securities that the issuer sold by registering the securities under the Securities Act.

     (c) During the period covered by this report, there was no repurchase made of equity securities registered pursuant to section 12 of the Exchange Act. None of the issuer's securities is registered pursuant to section 12 of the Exchange Act

Item 3.  Defaults Upon Senior Securities

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

Item 5.  Other Information

     None.

Item 6.  Exhibits.

     Exhibit Index - Exhibits required by Item 601 of Regulation S-B.

     (31) Certifications required by Rules 13a-14(a) or 15d-14(a).

     (32) Section 1350 Certifications

                            SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              FIRST GROWTH INVESTORS, INC.



Date: November 10, 2004       by:     /s/ Pam Jowett
                                   Pam Jowett, President & Director