Form 10KSB
period 2004-12-31
FIRST GROWTH INVESTORS INC
filed 2005-03-10
CIK 1047857

U.S. SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-KSB

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2004    Commission File No. 333-83125

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

As of February 3, 2005, the aggregate market value of voting stock held by non-affiliates was approximately $75,000.

The number of shares outstanding of the Issuer's common stock at December 31, 2004: 2,000,000

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

       (B)  BUSINESS OF COMPANY.

     First Growth Investors was formed to take advantage of what management believed was a money making opportunity that could be realized through buying, selling and investing in select vintages of wines. The philosophy was simple; buy California's and France's premier red wines when first released and hold them for investment, appreciation and later resale, then sell the wines after a 12 to 24 month period. It was anticipated, but not assured, that the appreciation of the wines would be greatest within this period. The Company would then take any proceeds from investment, roll it over, and reinvest in the next release of the wines. While the initial purchase of wines, an investment costing about $50,000, was subsequently sold for an amount which generated a gross profit in excess of $20,000, the Company did not continue to be successful in this venture. This business was not successful, and operations were eventually discontinued. The Company is not presently engaged in any significant business activities and has no operations. Presently the Company's principal activity has been to investigate potential acquisitions. There is no assurance the Company could become involved with any business venture, especially any business venture requiring significant capital.

     The Company is currently negotiating a potential acquisition. The potential acquisition will be subject to certain conditions precedent and no assurance can be given that the potential acquisition will be completed. If the potential acquisition is completed it will involve a change in management and shareholder control of the company.

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

     Quarter Ended                 High                     Low
     March 31, 2003                $ .25                    $ .25
     June 30, 2003                 $ .25                    $ .25
     September 30, 2003            $ .25                    $ .25
     December 31, 2003             $ .25                    $ .25

     March 31, 2004                $ .40                    $ .30
     June 30, 2004                 $ .40                    $ .40
     September 30, 2004            $ .40                    $ .25
     December 31, 2004             $ .30                    $ .30

       (B)  HOLDERS.

     As of March 9, 2005, there were about 30 record holders of the Common
Stock.

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

ITEM 6.        MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.
        PLAN OF OPERATIONS.

     The Company is not presently engaged in any business activities and has no operations, income producing assets or significant operating capital. Management's plan of operation for the next twelve months is to continue to receive shareholder advances as necessary to provide general working capital to (i) handle the administrative and reporting requirements of a public company, and (ii) search for potential businesses, products, technologies and companies for acquisition. Presently the Company's principal activity has been to investigate potential acquisitions. At this time, we have no significant operating capital and do not know how long it will be necessary to fund necessary expenditures from shareholder advances, of which there is no assurance. There is also no assurance the Company could become involved with any business venture, especially any business venture requiring significant capital. We cannot anticipate what, if any, capital commitments for product research and development or significant purchases of plant or equipment, or change in the number of employees there may be, prior to completing a suitable business acquisition. At December 31, 2004, indebtedness of the Company to certain shareholders in the amount of $26,673 was forgiven and contributed to capital.

     The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company has incurred losses since its inception. These factors raise substantial doubt about the ability of the Company to continue as a going concern. In this regard, management is proposing to raise any necessary additional funds not provided by operations through loans and/or through additional sales of its common stock. Management plans to maintain its filings and curtail operations and activities to keep it in existence. This may require additional advances from stockholders to pay accounting and legal fees associated with its filings. There is no assurance that the Company will be successful in raising this additional capital or in achieving profitable operations. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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



                                     Term Served As       Positions
Name of DirectorAge                  Director/Officer    With Company

Pam Jowett51                         Since inception     President & Secretary/Treasurer



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

       COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT. Section 16(a) is inapplicable.

       CODE OF ETHICS. The issuer has adopted a code of ethics that applies to the issuer's principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. For purposes of this Item, the term code of ethics means written standards that are reasonably designed to deter wrongdoing and to promote:
Honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships; Full, fair, accurate, timely, and understandable disclosure in reports and documents that the issuer files with, or submits to, the Commission and in other public communications made by the issuer; Compliance with applicable governmental laws, rules and regulations; The prompt internal reporting of violations of the code to the board of directors or another appropriate person or persons; and Accountability for adherence to the code. The issuer hereby undertakes to provide to any person without charge, upon request, a copy of such code of ethics. Such request may be made in writing to the board of directors at the address of the issuer.

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


                                 Title of       Amount & Nature of        % of Class
Name and Address                  Class         Beneficial Ownership
                                                                            79%
Pam Jowett                        Common        1,575,000 shares
2508 S. 1300 E.
SLC, UT 84106
                                                                             9%
Lynn Dixon                        Common          175,000 shares
311 S. State, #460
SLC, UT 84111
                                                                            79%
All officers and directors as a   Common        1,575,000 shares
group (1 person)

     The foregoing amounts include all shares these persons are deemed to beneficially own regardless of the form of ownership.

     The Company is negotiating a potential acquisition as referred to in item 1 of this Form 10-KSB. In the event of completion of an acquisition, it is the intent of Ms. Jowett to sell a substantial portion of her shares of the Company's stock at or about the time of closing the acquisition at prices which may be less than prices quoted in the OTC market place, if any. There is no written agreement with respect to such sales.

CHANGES IN CONTROL

     Pam Jowett has granted options, exercisable within six months from March 4, 2005, which allow certain persons the right to purchase up to 1,500,000 shares of her common stock at a price of $.02 per share. The optionees are set forth as follows:


Name (1)                             Shares                    % of outstanding Stock (2)


McCrae Associates LLC                832,500                   41.625%
Elizabeth M. Funk
196 Fern Avenue
Litchfield, CT. 06759


Devonshire Partners, LLC             416,250                   20.8125%
Thomas G. Kimble
311 So State Street #440
Salt Lake City , Utah 84111


Lynn Dixon                           241,250 (3)               12.0625%
311 So State Street #460
Salt Lake City , Utah 84111


Van L. Butler                         10,000                     .5%
311 So State Street #440
Salt Lake City, Utah 84111


(1) The individual person shown with respect to any entity listed above has been represented to the Issuer as the sole beneficial owner of said entity.

(2) This assumes the exercise of the entire option and is based on 2,000,000 shares outstanding .

(3)  Does not include an additional 175,000 shares owned by Mr. Dixon.


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

ITEM 13.       EXHIBITS.

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

     Exhibits required by Item 601 of Regulation S-B.

          31. Certifications required by Rules 13a-14(a) or 15d-14(a).

          32. Section 1350 Certifications

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

(1) AUDIT FEES
     The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for the audit of the Company's annual financial statements and review of financial statements included in the Company's Form 10-Q (17 CFR 249.308a) or 10-QSB (17 CFR 249.308b) or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years was $3,580 for the fiscal year ended December 31, 2003, and $4,340 for the fiscal year ended December 31, 2004 .

(2) AUDIT-RELATED FEES
     The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of the Company's financial statements was $-0- for the fiscal year ended December 31, 2003, and $-0- for the fiscal year ended December 31, 2004 .

(3) TAX FEES
     The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was $-0- for the fiscal year ended December 31, 2003, and $-0- for the fiscal year ended December 31, 2004 .

(4) ALL OTHER FEES
     The aggregate fees billed in each of the last two fiscal years for products and services provided by the principal accountant, other than the services reported above was $-0- for the fiscal year ended December 31, 2003, and $-0- for the fiscal year ended December 31, 2004 .

(5) PRE-APPROVAL POLICIES AND PROCEDURES
     Before the accountant is engaged by the issuer to render audit or non-audit services, the engagement is approved by the company's board of directors acting as the audit committee.

                       FIRST GROWTH INVESTORS, INC.
                       [A Development Stage Company]

                           FINANCIAL STATEMENTS

                             DECEMBER 31, 2004

                       FIRST GROWTH INVESTORS, INC.
                       [A Development Stage Company]




                                 CONTENTS

                                                          PAGE

        -  Report of Independent Registered Public
             Accounting Firm                                 1


        -  Balance Sheet, December 31, 2004                  2


        -  Statements of Operations, for the years
             ended December 31, 2004 and 2003 and
             from inception on September 9, 1997
             through December 31, 2004                       3

        -  Statement of Stockholders' Equity (Deficit),
             from inception on September 9, 1997
             through December 31, 2004                   4 - 5

        -  Statements of Cash Flows, for the years
             ended December 31, 2004 and 2003
             and from inception on September 9, 1997
             through December 31, 2004                       6


        -  Notes to Financial Statements                7 - 11

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



Board of Directors
FIRST GROWTH INVESTORS, INC.
Salt Lake City, Utah

 We have audited the accompanying balance sheet of First Growth Investors, Inc. [a development stage company] at December 31, 2004, and the related statements of operations, stockholders' equity (deficit) and cash flows for the years ended December 31, 2004 and 2003 and for the period from inception on September 9, 1997 through December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

 We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

 In our opinion, the financial statements audited by us present fairly, in all material respects, the financial position of First Growth Investors, Inc. as of December 31, 2004, and the results of its operations and its cash flows for the years ended December 31, 2004 and 2003 and for the period from inception on September 9, 1997 through December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

 The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 5 to the financial statements, the Company has incurred losses since its inception and has current liabilities in excess of current assets. These factors raise substantial doubt about the ability of the Company to continue as a going concern. Management?s plans in regards to these matters are also described in Note 5. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.



PRITCHETT, SILER, & HARDY, P.C.

February 8, 2005
Salt Lake City, Utah

                       FIRST GROWTH INVESTORS, INC.
                       [A Development Stage Company]

                               BALANCE SHEET


                                  ASSETS


                                                      December 31,
                                                          2004
                                                      ___________
CURRENT ASSETS:
  Cash in trust                                       $     1,403
                                                      ___________
        Total Current Assets                                1,403
                                                      ___________
                                                      $     1,403
                                                      ___________


              LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


CURRENT LIABILITIES:
  Accounts payable                                    $     1,820
                                                      ___________
        Total Current Liabilities                           1,820
                                                      ___________

STOCKHOLDERS' EQUITY (DEFICIT):
  Preferred stock, $.001 par value,
   1,000,000 shares authorized,
   no shares issued and outstanding                             -
  Common stock, $.001 par value,
   24,000,000 shares authorized,
   2,000,000 shares issued and
   outstanding                                              2,000
  Capital in excess of par value                           74,035
  Deficit accumulated during the
   development stage                                      (76,452)
                                                      ___________
        Total Stockholders' Equity (Deficit)                 (417)
                                                      ___________
                                                      $     1,403
                                                      ___________







 The accompanying notes are an integral part of this financial statement.

                       FIRST GROWTH INVESTORS, INC.
                       [A Development Stage Company]

                         STATEMENTS OF OPERATIONS

                                          For the         From Inception
                                        Year Ended        on September 9,
                                       December 31,       1997, Through
                                  ______________________   December 31,
                                     2004        2003          2004
                                  __________  __________  ______________
REVENUE                           $        -  $        -  $            -

EXPENSES:
  General and administrative           6,980       6,655          13,635
                                  __________  __________  ______________

LOSS BEFORE OTHER INCOME
 (EXPENSE)                            (6,980)     (6,655)        (13,635)
                                  __________  __________  ______________

OTHER INCOME (EXPENSE):
  Interest Expense                    (1,650)     (1,649)         (7,561)
                                  __________  __________  ______________

LOSS BEFORE INCOME TAXES              (8,630)     (8,304)        (21,196)

CURRENT TAX EXPENSE                        -           -               -

DEFERRED TAX EXPENSE                       -           -               -
                                  __________  __________  ______________
LOSS FROM CONTINUING
OPERATIONS                            (8,630)     (8,304)        (21,196)
                                  __________  __________  ______________
DISCONTINUED OPERATIONS:
  Loss from operations of
    discontinued wine investment
    business (net of $0 in
    income taxes)                          -           -         (54,506)
  Gain (loss) on disposal of
    discontinued wine investment
    business operations (net
    of $0 in income taxes                  -           -               -
                                  __________  __________  ______________
LOSS FROM DISCONTINUED
OPERATIONS                                 -           -         (54,506)
                                  __________  __________  ______________
CUMULATIVE EFFECT OF CHANGE
 IN ACCOUNTING PRINCIPLE                   -           -            (750)
                                  __________  __________  ______________
NET LOSS                          $   (8,630) $   (8,304) $      (76,452)
                                  __________  __________  ______________
LOSS PER COMMON SHARE:
  Continuing operations                 (.00)       (.00)           (.01)
  Discontinued operations                  -           -            (.03)
  Gain (loss) on disposal of
     discontinued operations               -           -               -


Cumulative effect of change in
     accounting principle                  -           -            (.00)
                                  __________  __________  ______________
  Net Loss Per Common Share       $     (.00) $     (.00) $         (.04)
                                  __________  __________  ______________

The accompanying notes are an integral part of these financial statements.

                       FIRST GROWTH INVESTORS, INC.
                       [A Development Stage Company]

                STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

              FROM THE DATE OF INCEPTION ON SEPTEMBER 9, 1997

                         THROUGH DECEMBER 31, 2004


                                                                    Deficit
                                                                  Accumulated
                     Preferred Stock    Common Stock   Capital in During the
                    ________________ __________________ Excess of Development
                     Shares  Amount   Shares    Amount  Par Value    Stage
                    _______ ________ _________ ________ _________ ___________
BALANCE, September
 9, 1997                  - $      -         - $      - $       - $         -

Shares issued to
 initial stockholders
 for cash, September
 18, 1997 at
 approximately $.0029
 per share                -        - 1,750,000    1,750     3,300           -

Shares issued upon
 completion of
 offering of stock
 to the public at
 $.20 per share,
 November 1997            -        -   250,000      250    49,750           -

Direct costs of the
 offering of common
 stock to the public      -        -         -        -    (5,688)          -

Net income (loss)
 from September 9,
 1997 (inception) to
 December 31, 1997        -        -         -        -         -      (2,350)
                    _______ ________ _________ ________ _________ ___________
BALANCE, December
 31, 1997                 -        - 2,000,000    2,000    47,362      (2,350)

Net loss for the
 year ended December
 31, 1998                 -        -         -        -         -      (1,440)
                    _______ ________ _________ ________ _________ ___________
BALANCE, December
 31, 1998                 -        - 2,000,000    2,000    47,362      (3,790)

Net loss for the
 year ended December
 31, 1999                 -        -         -        -         -      14,032
                    _______ ________ _________ ________ _________ ___________
BALANCE, December
 31, 1999                 -        - 2,000,000    2,000    47,362      10,242

Net loss for the
 year ended December
 31, 2000                 -        -         -        -         -      (5,315)
                    _______ ________ _________ ________ _________ ___________
BALANCE, December
 31, 2000                 -        - 2,000,000    2,000    47,362       4,927

Net loss for the
 year ended December
 31, 2001                 -        -         -        -         -     (20,816)
                    _______ ________ _________ ________ _________ ___________
BALANCE, December
 31, 2001                 -        - 2,000,000    2,000    47,362     (15,889)

Net loss for the
 year ended December
 31, 2002                 -        -         -        -         -     (43,629)
                    _______ ________ _________ ________ _________ ___________
BALANCE, December
 31, 2002                 -        - 2,000,000    2,000    47,362     (59,518)



                                [Continued]

                       FIRST GROWTH INVESTORS, INC.
                       [A Development Stage Company]

                STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

              FROM THE DATE OF INCEPTION ON SEPTEMBER 9, 1997

                         THROUGH DECEMBER 31, 2004

                                [Continued]


                                                                    Deficit
                                                                  Accumulated
                     Preferred Stock    Common Stock   Capital in During the
                    ________________ __________________ Excess of Development
                     Shares  Amount   Shares    Amount  Par Value    Stage
                    _______ ________ _________ ________ _________ ___________
Net loss for the
 year ended December
 31, 2003                 -        -         -        -         -      (8,304)
                    _______ ________ _________ ________ _________ ___________
BALANCE, December
 31, 2003                 - $      - 2,000,000 $  2,000 $  47,362 $   (67,822)

Debt forgiven by
 shareholders
 Accounted for as
 contribution to
 Capital                  -        -         -        -    26,673           -

Net loss for the
 year ended December
 31, 2004                 -        -         -        -         -      (8,630)
                    _______ ________ _________ ________ _________ ___________
BALANCE, December
 31, 2004                 - $      - 2,000,000 $  2,000 $  74,035 $   (76,452)
                    _______ ________ _________ ________ _________ ___________












 The accompanying notes are an integral part of this financial statement.

                       FIRST GROWTH INVESTORS, INC.
                       [A Development Stage Company]

                         STATEMENTS OF CASH FLOWS


                                            For the         From Inception
                                          Year Ended        on September 9,
                                          December 31,       1997, Through
                                     _____________________   December 31,
                                        2004        2003         2004
                                     __________  _________  ______________
Cash Flows From Operating
 Activities:
  Net loss                           $   (8,630) $  (8,304) $      (76,452)
  Adjustments to reconcile net loss
   to net cash used by operating
   activities:
    Amortization expense                      -          -             250
    Effect of change in accounting
     principle                                -          -             750
    Change in assets and
     liabilities:
      Decrease in inventory                   -          -               -
      Increase in accrued interest
       - related party                    1,650      1,649           6,378
      Increase in accounts payable        1,035        785           1,820
                                     __________  _________  ______________
        Net Cash Provided (Used) by
        Operating Activities            (5,945)    (5,870)        (67,254)
                                     __________  _________  ______________
Cash Flows From Investing Activities:
  Payment of organization costs               -          -          (1,000)
                                     __________  _________  ______________
        Net Cash (Used) by
          Investing Activities                -          -          (1,000)
                                     __________  _________  ______________
Cash Flows From Financing Activities:
  Proceeds from advances from
    shareholders                          3,845          -          20,295
  Proceeds from common stock
    issuance                                  -          -          55,050
  Stock offering costs                        -          -          (5,688)
  Proceeds from short-term loan
    and advance                               -          -          27,350
  Payments on short-term loan and
    advance                                   -          -         (27,350)
                                     __________  _________  ______________
        Net Cash Provided by
          Financing Activities            3,845          -          69,657
                                    __________  _________  ______________
Net Increase (Decrease) in Cash          (2,100)    (5,870)          1,403

Cash at Beginning of Period               3,503      9,373               -
                                     __________  _________  ______________
Cash at End of Period                $    1,403  $   3,503  $        1,403
                                     __________  _________  ______________

Supplemental Disclosures of Cash
 Flow Information:
  Cash paid during the periods for:
    Interest                         $        -  $       -  $          994
    Income taxes                     $        -  $       -  $        1,905

Supplemental Schedule of Noncash Investing and Financing Activities:
  For the year ended December 31, 2004:
      Shareholders and an entity related to a shareholder forgave debts totaling $26,672.
     Due to the related party nature of the debt, the Company recorded the forgiveness as a contribution to Capital.

  For the year ended December 31, 2003:
     None






The accompanying notes are an integral part of these financial statements.

                       FIRST GROWTH INVESTORS, INC.
                       [A Development Stage Company]

                       NOTES TO FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Organization - First Growth Investors, Inc. ("the Company") was organized under the laws of the State of Nevada on September 9, 1997. The Company previously bought and sold investments in wine and champagne. The Company is currently seeking a possible merger with or acquisition of another company. The Company has not generated significant revenues and is considered a development stage company as defined in Statement of Financial Accounting Standards No. 7. The Company has, at the present time, not paid any dividends and any dividends that may be paid in the future will depend upon the financial requirements of the Company and other relevant factors.

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

  Recently Enacted Accounting Standards - Statements of Financial Accounting Standards ("SFAS") No. 151, "Inventory Costs - an amendment of ARB No. 43, Chapter 4", SFAS No. 152, "Accounting for Real Estate Time-Sharing Transactions - an amendment of FASB Statements No. 66 and 67", SFAS No. 153, "Exchanges of Nonmonetary Assets - an amendment of APB Opinion No. 29", and SFAS No. 123 (revised 2004), "Share-Based Payment", were recently issued. SFAS No. 151, 152, 153 and 123 (revised 2004) have no current application to the Company or their effect on the financial statements would not have been significant.

  Reclassification - The financial statements for periods prior to  December
  31,   2003  have  been  reclassified  to  conform  to  the  headings   and
  classifications used in the December 31, 2004 financial statements.

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

  The following is a summary of the results of operations of the Company's discontinued wine investment business:

                                                          From Inception
                                     For the Year Ended   on September 9,
                                        December 31,       1997, Through
                                  ______________________    December 31,
                                     2004        2003          2003
                                  __________  __________  ______________
         Revenue                  $        -  $        -  $       99,820
         Cost of goods sold                -           -        (118,168)
         General and administrative        -           -         (35,253)
         Other income                      -           -           1,000
         Income Taxes                      -           -          (1,905)
                                  __________  __________  ______________
         Net loss                 $        -  $        -  $      (54,506)
                                  __________  __________  ______________


NOTE 3 - CAPITAL STOCK

  Preferred Stock - The Company has authorized 1,000,000 shares of preferred stock, $.001 par value, with such rights, preferences and designations and to be issued in such series as determined by the Board of Directors. No shares are issued and outstanding at December 31, 2004.

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

                       FIRST GROWTH INVESTORS, INC.
                       [A Development Stage Company]

                       NOTES TO FINANCIAL STATEMENTS

NOTE 4 - INCOME TAXES

  The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". SFAS No. 109 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards. The Company has available at December 31, 2004, an operating loss carryforward of approximately $85,000, which may be applied against future taxable income and which expires in various years through 2024.

  The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards, the Company has established a valuation allowance equal to the tax effect of the loss carryforwards and, therefore, no deferred tax asset has been recognized for the loss carryforwards. The net deferred tax asset is approximately $29,000 and $26,700 as of December 31, 2004 and 2003, respectively, with an offsetting valuation allowance of the same amount. The change in the valuation allowance for the year ended December 31, 2004 is approximately $2,300.

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

                       FIRST GROWTH INVESTORS, INC.
                       [A Development Stage Company]

                       NOTES TO FINANCIAL STATEMENTS

  NOTE 6 - RELATED PARTY TRANSACTIONS [Continued]

  Advances from Related Party - At December 31, 2004 and December 31, 2003, a shareholder of the Company had loaned a total of $16,450 and $16,450, respectively, to the Company. The advances are due on demand and bear interest at 10% per annum. Interest expense for the twelve months ended December 31, 2004 and 2003 amounted to $1,765 and $1,649, respectively. At December 31, 2004 the shareholder forgave all the advances and accrued interest. Due to the related party nature of the debt the Company recoded the forgiveness as a contribution to capital.

  During the year ended December 31, 2004 an entity related to a shareholder had advanced a total of $3,845 to the Company. At December 31, 2004, the advances have been forgiven. Due to the related party nature of the debt, the Company recorded the forgiveness as capital contribution.

  The Company has cash of $1,403 which is held in trust by a law firm which is related to a shareholder of the Company.

  Agreement and Sale of Investment - The Company entered into an agreement with a shareholder of the Company that provided for the shareholder to negotiate the liquidation of the Company's investment in champagne. In 2002, the Company sold its investment to a third party through the efforts of the shareholder. The Company sold its investment, which had carrying value of $47,900, for $11,882 resulting in a loss of $36,018.

NOTE 7 - LOSS PER SHARE

  The following data show the amounts used in computing loss per share for the periods presented:

                                                          From Inception
                                     For the Year Ended   on September 9,
                                        December 31,       1997, Through
                                  ______________________    December 31,
                                     2004        2003          2003
                                  __________  __________  ______________
  Income (loss) from continuing
   operations (numerator)         $   (8,630) $   (8,304) $      (21,196)
  Income (loss) from discontinued
   operations (numerator)                  -           -         (54,506)
  Income (loss) from cumulative
   effect of change in
   accounting principle                    -           -            (750)
                                  __________  __________  ______________
  Income (loss) available to
   common shareholders (numerator)$   (8,630) $   (8,304) $      (76,452)
                                  __________  __________  ______________
  Weighted average number of
   common shares outstanding used
   in loss per share for the
   period (denominator)            2,000,000   2,000,000       1,994,288
                                  __________  __________  ______________

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

NOTE 9 - SUBSEQUENT EVENTS

  The Company is currently negotiating the potential acquisition of a private company. The potential acquisition will be subject to certain conditions precedent and no assurance can be given that the potential acquisition will be complete. If the potential acquisition is completed it will involve a change in management and shareholder control of the Company.

                            SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the registrant caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.


First Growth Investors, Inc.



By:     /s/ Pam Jowett                   Date:   March 9, 2005
     Pam Jowett, President and Secretary/Treasurer
     Chief Executive Officer and
     Chief Financial Officer


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and the dates indicated.



By:      /s/ Pam Jowett                  Date:    March 9, 2005
     Pam Jowett, President and Secretary/Treasurer
     Chief Executive Officer and
     Chief Financial Officer

Supplemental Information to be Furnished With Reports Filed Pursuant to
Section 15(d) of the Exchange Act by Non Reporting Issuers

No annual report or proxy statement has been sent to security holders.