Form 10QSB
period 2005-03-31
FIRST GROWTH INVESTORS INC
filed 2005-05-16
CIK 1047857

U.S. SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549

                           FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED:  March 31, 2005

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

The number of $.001 par value common shares outstanding at March 31, 2005:
2,000,000

                    PART I - FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS

     See attached.

                  FIRST GROWTH INVESTORS, INC.
                  [A Development Stage Company]

            UNAUDITED CONDENSED FINANCIAL STATEMENTS

                         MARCH 31, 2005

                  FIRST GROWTH INVESTORS, INC.
                  [A Development Stage Company]




                            CONTENTS

                                                          PAGE

        -   Unaudited Condensed Balance Sheets,
             March 31, 2005 and December 31, 2004            2


        -   Unaudited Condensed Statements of Operations,
             for the three months ended March 31, 2005
             and 2004 and from inception on September 9,
             1997 through March 31, 2005                     3


        -   Unaudited Condensed Statements of Cash Flows,
             for the three months ended March 31, 2005
             and 2004 and from inception on September 9,
             1997 through March 31, 2005                     4


        -   Notes to Unaudited Condensed Financial
             Statements                                  5 - 9

                       FIRST GROWTH INVESTORS, INC.
                       [A Development Stage Company]

                    UNAUDITED CONDENSED BALANCE SHEETS


                                  ASSETS

                                          March 31,   December 31,
                                             2005         2004
                                         ___________  ___________
CURRENT ASSETS:
  Cash                                   $         -  $     1,403
                                         ___________  ___________
        Total Current Assets                       -        1,403
                                         ___________  ___________
                                         $         -  $     1,403
                                         ___________  ___________

              LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


CURRENT LIABILITIES:
  Accounts payable                       $     1,475  $     1,820
  Advance from related party                     588            -
                                         ___________  ___________
        Total Current Liabilities              2,063        1,820
                                         ___________  ___________

STOCKHOLDERS' EQUITY (DEFICIT):
  Preferred stock, $.001 par value,
   1,000,000 shares authorized,
   no shares issued and outstanding                -            -
  Common stock, $.001 par value,
   24,000,000 shares authorized,
   2,000,000 shares issued and
   outstanding                                 2,000        2,000
  Capital in excess of par value              74,035       74,035
  Deficit accumulated during the
    development stage                        (78,098)     (76,452)
                                         ___________  ___________
        Total Stockholders' Equity
         (Deficit)                            (2,063)        (417)
                                         ___________  ___________
                                         $         -  $     1,403
                                         ___________  ___________





Note: The balance sheet at December 31, 2004 was taken from the audited financial statements at that date and condensed.

 The accompanying notes are an integral part of these unaudited condensed financial statements.

                       FIRST GROWTH INVESTORS, INC.
                       [A Development Stage Company]

               UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

                                    For the Three      From Inception
                                    Months Ended       on September 9,
                                      March 31,         1997, Through
                               ______________________     March 31,
                                  2005        2004          2005
                               __________  __________  ______________
REVENUE                        $        -  $        -  $            -

EXPENSES:
  General and administrative        1,646         780          15,281
                               __________  __________  ______________
LOSS BEFORE OTHER INCOME
(EXPENSE)                          (1,646)       (780)        (15,281)

OTHER INCOME (EXPENSE):
  Interest Expense                      -        (410)         (7,561)
                               __________  __________  ______________
LOSS BEFORE INCOME TAXES           (1,646)     (1,190)        (22,842)

CURRENT TAX EXPENSE                     -           -               -

DEFERRED TAX EXPENSE                    -           -               -
                               __________  __________  ______________
LOSS FROM CONTINUING
OPERATIONS                         (1,646)     (1,190)        (22,842)
                               __________  __________  ______________
DISCONTINUED OPERATIONS:
  Loss from operations of
   discontinued wine investment
   business (net of $0 in
   income taxes)                        -           -         (54,506)
  Gain (loss) on disposal of
   discontinued wine investment
   business operations (net
   of $0 in income taxes                -           -               -
                               __________  __________  ______________
LOSS FROM DISCONTINUED
OPERATIONS                              -           -         (54,506)
                               __________  __________  ______________
CUMULATIVE EFFECT OF CHANGE
 IN ACCOUNTING PRINCIPLE                -           -            (750)
                               __________  __________  ______________
NET LOSS                       $   (1,646) $   (1,190) $      (78,098)
                               __________  __________  ______________
LOSS PER COMMON SHARE:
  Continuing operations              (.00)       (.00)           (.01)
  Discontinued operations               -           -            (.03)
  Gain (loss) on disposal of
    discontinued operations             -           -               -
  Cumulative effect of change
    in accounting principle             -           -            (.00)
                               __________  __________  ______________
  Net Loss Per Common Share    $     (.00) $     (.00) $         (.04)
                               __________  __________  ______________
 The accompanying notes are an integral part of these unaudited condensed financial statements.

                       FIRST GROWTH INVESTORS, INC.
                       [A Development Stage Company]

               UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS


                                          For the Three      From Inception
                                          Months Ended       on September 9,
                                            March 31,         1997, Through
                                     ______________________     March 31,
                                        2005        2004          2005
                                     __________  __________  ______________
Cash Flows from Operating Activities:
 Net loss                            $   (1,646) $   (1,190) $      (78,098)
 Adjustments to reconcile net loss
   to net cash used by operating
   activities:
  Amortization expense                        -           -             250
  Effect of change in accounting
    principle                                 -           -             750
  Changes in assets and liabilities:
   Increase in accrued interest -
     related party                            -         410           6,378
   (Decrease) Increase in accounts
     payable                               (345)         (5)          1,475

                                     __________  __________  ______________
        Net Cash (Used) by
         Operating Activities            (1,991)       (785)        (69,245)
                                     __________  __________  ______________

Cash Flows from Investing Activities:
 Payment of organization costs                -           -          (1,000)
                                     __________  __________  ______________
        Net Cash (Used) by
         Investing Activities                 -           -          (1,000)
                                     __________  __________  ______________

Cash Flows from Financing Activities:
 Proceeds from advances from related
   party                                    588           -          20,883
 Proceeds from common stock issuance          -           -          55,050
 Stock offering costs                         -           -          (5,688)
 Proceeds from short-term loan and
   advance                                    -           -          27,350
 Payments on short-term loan and
   advance                                    -           -         (27,350)
                                     __________  __________  ______________
     Net Cash Provided by
      Financing Activities                  588           -          70,245
                                     __________  __________  ______________

Net Increase (Decrease) in Cash          (1,403)       (785)              -

Cash at Beginning of Period               1,403       3,503               -
                                     __________  __________  ______________

Cash at End of Period                $        -  $    2,718  $            -
                                     __________  __________  ______________

Supplemental Disclosures of Cash Flow Information:
  Cash paid during the periods for:
    Interest                         $        -  $        -  $          994
    Income taxes                     $        -  $        -  $        1,905

Supplemental Schedule of Non-cash Investing and Financing Activities:
  For the three months ended March 31, 2005:
     None

  For the three months ended March 31, 2004:
     None


 The accompanying notes are an integral part of these unaudited condensed financial statements.

                       FIRST GROWTH INVESTORS, INC.
                       [A Development Stage Company]

             NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Organization - First Growth Investors, Inc. ("the Company") was organized under the laws of the State of Nevada on September 9, 1997 to buy and sell investments in wine and champagne. The Company discontinued its operations in December 2003. The Company has not generated significant revenues and is considered a development stage company as defined in Statement of Financial Accounting Standards No. 7. The Company has, at the present time, not paid any dividends and any dividends that may be paid in the future will depend upon the financial requirements of the Company and other relevant factors.

  Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2005 and 2004 and for the periods then ended have been made.

  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2004 audited financial statements. The results of operations for the periods ended March 31, 2005 and 2004 are not necessarily indicative of the operating results for the full year.

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

                       FIRST GROWTH INVESTORS, INC.
                       [A Development Stage Company]

             NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES [Continued]

  Recently Enacted Accounting Standards - Statement of Financial Accounting Standards ("SFAS") No. 151, "Inventory Costs - an amendment of ARB No. 43, Chapter 4", SFAS No. 152, "Accounting for Real Estate Time-Sharing Transactions - an amendment of FASB Statements No. 66 and 67", SFAS No. 153, "Exchanges of Nonmonetary Assets - an amendment of APB Opinion No. 29", and SFAS No. 123 (revised 2004), "Share-Based Payment", were recently issued. SFAS No. 151, 152, 153 and 123 (revised 2004) have no current applicability to the Company or their effect on the financial statements would not have been significant.

  Reclassification - The financial statements for periods prior to March 31, 2005 have been reclassified to conform to the headings and classifications used in the March 31, 2005 financial statements.

NOTE 2 - DISCONTINUED OPERATIONS

  On December 31, 2003, the Company discontinued its wine investment business. The Company has accounted for this disposal in accordance with Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets".


NOTE 3 - CAPITAL STOCK

  Preferred Stock - The Company has authorized 1,000,000 shares of preferred stock, $.001 par value, with such rights, preferences and designations and to be issued in such series as determined by the Board of Directors. No shares are issued and outstanding at March 31, 2005 and December 31, 2004.

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

                       FIRST GROWTH INVESTORS, INC.
                       [A Development Stage Company]

             NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS


NOTE 4 - INCOME TAXES

  The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes". SFAS No. 109 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards. The Company has available at March 31, 2005, an operating loss carryforward of approximately $87,000, which may be applied against future taxable income and which expires in various years through 2025.

  The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards, the Company has established a valuation allowance equal to the tax effect of the loss carryforwards and, therefore, no deferred tax asset has been recognized for the loss carryforwards. The net deferred tax asset is approximately $29,500 and $29,000 as of March 31, 2005 and December 31, 2004, respectively, with an offsetting valuation allowance of the same amount. The change in the valuation allowance for the three months ended March 31, 2005 is approximately $500.

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

  Advances from Related Party - At March 31, 2005 a shareholder of the Company had loaned a total of $588 to the Company. The advances are due on demand and bear no interest.

  At December 31, 2004 a shareholder of the Company had loaned a total of $16,450 to the Company. At December 31, 2004 the shareholder forgave all the advances and accrued interest. Due to the related party nature of the debt the Company recoded the forgiveness as a contribution to capital.

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

NOTE 7 - LOSS PER SHARE

  The following data show the amounts used in computing loss per share for the periods presented:
                                          For the Three      From Inception
                                          Months Ended       on September 9,
                                            March 31,         1997, Through
                                     ______________________     March 31,
                                        2005        2004          2005
                                     __________  __________  ______________
  Income (loss) from continuing
   operations (numerator)            $   (1,646) $   (1,190) $      (22,842)
  Income (loss) from discontinued
   operations (numerator)                     -           -         (54,506)
  Income (loss) from cumulative
   effect of change in accounting
   principle                                  -           -            (750)
                                     __________  __________  ______________
  Income (loss) available to common
   shareholders (numerator)          $   (1,646) $   (1,190) $      (78,098)
                                     __________  __________  ______________
  Weighted average number of common
   shares outstanding used in loss
   per share for the period
   (denominator)                      2,000,000   2,000,000       1,994,475
                                     __________  __________  ______________


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

     There is no written agreement with respect to any potential business acquisition. If any suitable potential business acquisition is located and completed, it will in all likelihood involve a change in management and shareholder control of the company.

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


                              FIRST GROWTH INVESTORS, INC.



Date: May 13, 2005            by:      /s/ Pam Jowett
                                   Pam Jowett, President & Director