Form 10QSB
period 2005-06-30
FIRST GROWTH INVESTORS INC
filed 2005-08-12
CIK 1047857

U.S. SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C.  20549

                             FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED:  June 30, 2005

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


The number of $.001 par value common shares outstanding at June 30, 2005:
2,000,000

                    PART I - FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS

     See attached.

                       FIRST GROWTH INVESTORS, INC.
                       [A Development Stage Company]

                 UNAUDITED CONDENSED FINANCIAL STATEMENTS

                               JUNE 30, 2005

                       FIRST GROWTH INVESTORS, INC.
                       [A Development Stage Company]




                                 CONTENTS

                                                               PAGE

        -   Unaudited Condensed Balance Sheets,
             June 30, 2005 and December 31, 2004                 2


        -   Unaudited Condensed Statements of Operations,
             for the three and six months ended June 30,
             2005 and 2004 and from inception on September 9,
             1997 through June 30, 2005                          3-4


        -   Unaudited Condensed Statements of Cash Flows,
             for the six months ended June 30, 2005 and 2004
             and from inception on September 9,
             1997 through June 30, 2005                          5


        -  Notes to Unaudited Condensed Financial Statements   6 - 10

                       FIRST GROWTH INVESTORS, INC.
                       [A Development Stage Company]

                    UNAUDITED CONDENSED BALANCE SHEETS


                                  ASSETS

                                           June 30,   December 31,
                                             2005         2004
                                         ___________  ___________
CURRENT ASSETS:
  Cash                                    $        -   $    1,403
                                         ___________  ___________
        Total Current Assets                       -        1,403
                                         ___________  ___________
                                          $        -   $    1,403
                                         ___________  ___________

              LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


CURRENT LIABILITIES:
  Accounts payable                        $      785   $    1,820
  Advance from related party                   3,783            -
  Accrued interest - related party                60            -
                                         ___________  ___________
        Total Current Liabilities              4,628        1,820
                                         ___________  ___________

STOCKHOLDERS' EQUITY (DEFICIT):
  Preferred stock, $.001 par value,
   1,000,000 shares authorized,
   no shares issued and outstanding                -            -
  Common stock, $.001 par value,
   24,000,000 shares authorized,
   2,000,000 shares issued and
   outstanding                                 2,000        2,000
  Capital in excess of par value              74,035       74,035
  Deficit accumulated during the
    development stage                       (80,663)     (76,452)
                                         ___________  ___________
        Total Stockholders'
          Equity (Deficit)                   (4,628)        (417)
                                         ___________  ___________
                                         $        -   $    1,403
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

                       FIRST GROWTH INVESTORS, INC.
                       [A Development Stage Company]

         UNAUDITED CONDENSED STATEMENTS OF OPERATIONS
                                                                 From
                                                               Inception
                         For the Three         For the Six         on
                          Months Ended         Months Ended    September 9,
                            June 30,             June 30,     1997 Through
                       ___________________  __________________  June 30,
                          2005      2004      2005      2004      2005
                       _________  ________  ________  ________  _________

REVENUE                $      -  $      -   $     -   $     -   $        -

EXPENSES:
 General and
  administrative          2,505     3,391     4,151     4,171     17,786
                       _________  ________  ________  ________  _________


LOSS BEFORE OTHER
 INCOME (EXPENSE)        (2,505)   (3,391)   (4,151)   (4,171)   (17,786)

OTHER INCOME (EXPENSE):
  Interest Expense          (60)     (410)      (60)     (820)    (7,621)
                       _________  ________  ________  ________  _________


LOSS BEFORE INCOME TAXES (2,565)   (3,801)   (4,211)   (4,991)   (25,407)

CURRENT TAX EXPENSE           -         -         -         -          -

DEFERRED TAX EXPENSE          -         -         -         -          -
                       _________  ________  ________  ________  _________


LOSS FROM CONTINUING
  OPERATIONS             (2,565)   (3,801)   (4,211)   (4,991)   (25,407)
                       _________  ________  ________  ________  _________

DISCONTINUED OPERATIONS:
  Loss from operations
   of discontinued
   wine investment
   business (net of
   $0 in income taxes)        -         -         -         -    (54,506)

  Gain (loss) on
   disposal of
   discontinued wine
   investment business
   operations (net of
   $0 in income taxes         -         -         -         -          -
                       _________  ________  ________  ________  _________

LOSS FROM DISCONTINUED
  OPERATIONS                  -         -         -         -    (54,506)
                       _________  ________  ________  ________  _________

CUMULATIVE EFFECT OF
  CHANGE IN
  ACCOUNTING PRINCIPLE        -         -         -         -       (750)
                       _________  ________  ________  ________  _________


NET (LOSS)             $ (2,565)  $(3,801)  $(4,211)  $(4,991)  $(80,663)
                       _________  ________  ________  ________  _________

 The accompanying notes are an integral part of these unaudited condensed financial statements.

                       FIRST GROWTH INVESTORS, INC.
                       [A Development Stage Company]

               UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

                                [CONTINUED]

                                                                 From
                                                               Inception
                         For the Three         For the Six         on
                          Months Ended         Months Ended    September 9,
                            June 30,             June 30,     1997 Through
                       ___________________  __________________  June 30,
                          2005      2004      2005      2004      2005
                       _________  ________  ________  ________  _________

LOSS PER COMMON SHARE
 Continuing operations   $(.00)    $ (.00)   $ (.00)  $ (.00)    $ (.01)
 Discontinued operations     -          -         -        -       (.03)
 Gain (loss) on disposal
  of discontinued
  operations                 -          -         -        -          -
 Cumulative effect of
  change in accounting
  principle                  -          -         -        -       (.00)
                       _________  ________  ________  ________  _________

Net Loss Per
  Common Share           $(.00)    $ (.00)   $(.00)   $ (.00)    $ (.04)


































 The accompanying notes are an integral part of these unaudited condensed financial statements.

                       FIRST GROWTH INVESTORS, INC.
                       [A Development Stage Company]

               UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS
                                                                 From
                                                               Inception
                                                                  On
                                          For the Six Months  September 9,
                                             Ended June 30,   1997 Through
                                          __________________     June 30,
                                              2005    2004        2005
                                          _________  ________   _________
Cash Flows from Operating Activities:
 Net loss                                  $(4,211)  $(4,991)   $(80,663)
 Adjustments to reconcile net
   loss to net cash used by
   operating activities:
  Amortization expense                           -         -         250
  Effect of change in accounting principle       -         -         750
  Changes in assets and liabilities:
   Increase in accrued interest
     - related party                            60       821       6,438
   (Decrease) Increase in accounts payable  (1,035)     (655)        785

                                          _________  ________   _________
        Net Cash (Used) by
         Operating Activities               (5,186)   (4,825)    (72,440)
                                          _________  ________   _________

Cash Flows from Investing Activities:
 Payment of organization costs                   -         -      (1,000)
                                          _________  ________   _________
        Net Cash (Used) by
         Investing Activities                    -         -      (1,000)
                                          _________  ________   _________

Cash Flows from Financing Activities:
 Proceeds from advances from related party   3,783     1,322      24,078
 Proceeds from common stock issuance             -         -      55,050
 Stock offering costs                            -         -      (5,688)
 Proceeds from short-term loan and advance       -         -      27,350
 Payments on short-term loan and advance         -         -     (27,350)
                                          _________  ________   _________
     Net Cash Provided by
      Financing Activities                   3,783     1,322      73,440
                                          _________  ________   _________

Net Increase (Decrease) in Cash             (1,403)   (3,503)          -

Cash at Beginning of Period                  1,403     3,503           -
                                          _________  ________   _________

Cash at End of Period                      $     -   $     -    $      -
                                          _________  ________   _________

Supplemental Disclosures of Cash Flow Information:
  Cash paid during the periods for:
    Interest                               $     -   $     -    $    994
    Income taxes                           $     -   $     -    $  1,905

Supplemental Schedule of Non-cash Investing and Financing Activities:
  For the six months ended June 30, 2005:
     None

  For the six months ended June 30, 2004:
     None



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

  Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2005 and 2004 and for the periods then ended have been made.

  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2004 audited financial statements. The results of operations for the periods ended June 30, 2005 and 2004 are not necessarily indicative of the operating results for the full year.

  Cash and Cash Equivalents - The Company considers all highly liquid debt investments purchased with a maturity of three months or less to be cash equivalents.

  Revenue Recognition - The Company recognizes revenue from sales upon delivery of the product.

  Income Taxes - The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." This statement requires an asset and liability approach for accounting for income taxes [See Note 4].

  Loss Per Share - The Company computes loss per share in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share," which requires the Company to present basic and dilutive loss per share when the effect is dilutive [See Note 7].

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

  Reclassification - The financial statements for periods prior to June 30, 2005 have been reclassified to conform to the headings and classifications used in the June 30, 2005 financial statements.

NOTE 2 - DISCONTINUED OPERATIONS

  On December 31, 2003, the Company discontinued its wine investment business. The Company has accounted for this disposal in accordance with Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". At June 30, 2005, the Company had no assets or liabilities associated with its discontinued wine investment business.

  The following is a summary of the results of operations of the Company's discontinued wine investment business:

                                                          From Inception
                                     For the Six Months   on September 9,
                                       Ended June 30,      1997, Through
                                  _____________________      June 30,
                                       2005      2004          2005
                                  ___________ _________  _________________
         Revenue                    $       - $       -   $   99,820
         Cost of goods sold                 -         -     (118,168)
         General and administrative         -         -      (35,253)
         Other income                       -         -        1,000
         Income Taxes                       -         -       (1,905)
                                  ___________ _________  _________________
         Net loss                   $       - $       -   $  (54,506)
                                 ____________ _________  ________________

NOTE 3 - CAPITAL STOCK

  Preferred Stock - The Company has authorized 1,000,000 shares of preferred stock, $.001 par value, with such rights, preferences and designations and to be issued in such series as determined by the Board of Directors. No shares are issued and outstanding at June 30, 2005 and December 31, 2004.

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

NOTE 4 - INCOME TAXES

  The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". SFAS No. 109 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards. The Company has available at June 30, 2005, an operating loss carryforward of approximately $91,500, which may be applied against future taxable income and which expires in various years through 2025.

  The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards, the Company has established a valuation allowance equal to the tax effect of the loss carryforwards and, therefore, no deferred tax asset has been recognized for the loss carryforwards. The net deferred tax asset is approximately $31,000 and $29,000 as of June 30, 2005 and December 31, 2004, respectively, with an offsetting valuation allowance of the same amount. The change in the valuation allowance for the six months ended June 30, 2005 is approximately $2,100.

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

  Advances from Related Party - At June 30, 2005 a shareholder of the Company had loaned a total of $3,783 to the Company. The advances are due on demand and bear interest at 10% per annum.

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

NOTE 7 - LOSS PER SHARE

  The following data show the amounts used in computing loss per share for the periods presented:
                                                                     From
                                                                   Inception
                        For the Three            For the Six            on
                        Months Ended             Months Ended     September 9,
                           June 30,               June 30,        1997 Through
                    _____________________   _____________________    June 30,
                       2005       2004        2005        2004         2005
                    _________   _________   _________   _________   _________
Income (loss)
from continuing
operations
(numerator)         $ (2,565)   $ (3,801)   $ (4,211)   $ (4,991)   $(25,407)

Income (loss)
from discontinued
operations
(numerator)                -           -           -           -     (54,506)

Income (loss)
from cumulative
effect of change
in accounting
principle                  -           -           -           -        (750)
                    _________   _________   _________   _________   _________
Income (loss)
available to
common Shareholders
(numerator)         $(2,565)    $ (3,801)   $ (4,211)   $ (4,991)   $(80,663)

                    _________   _________   _________   _________   _________
Weighted average
number of common
Shares outstanding
used in loss per
share for the
period
(denominator)       2,000,000   2,000,000   2,000,000   2,000,000   1,994,651
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

PLAN OF OPERATIONS.

     First Growth Investors was formed to engage in the business of wine investing. Because this business was not successful, operations were discontinued as of December 31, 2003. The Company had no operations or revenue during the last two fiscal years. Due to this, the Company realized a net loss. The Company does not expect to generate any meaningful revenue or incur operating expenses, except for administrative, legal, professional, accounting and auditing costs associated with the filing requirements of a public reporting company, unless and until it acquires an interest in an operating company. The Company does not have sufficient cash to meet its operational needs for the next twelve months. Management's plan of operation for the next twelve months is to attempt to raise additional capital through loans from related parties, debt financing, equity financing or a combination of financing options. Currently, there are no understandings, commitments or agreements for such an infusion of capital and no assurances to that effect. Unless the Company can obtain additional financing, its ability to continue as a going concern during the next twelve-month period is doubtful. The Company's need for capital may change dramatically if and during that period, it acquires an interest in a business opportunity. The Company's current operating plan is to (i) handle the administrative and reporting requirements of a public company, and (ii) search for potential businesses, products, technologies and companies for acquisition without regard to any specific business or industry. At present, the Company has no understandings, commitments or agreements with respect to the acquisition of any business venture, and there can be no assurance that the Company will identify a business venture suitable for acquisition in the future. Further, there can be no assurance that the Company would be successful in consummating any acquisition on favorable terms or that it will be able to profitably manage any business venture it acquires.

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


                              FIRST GROWTH INVESTORS, INC.



Date: August 9, 2005          by:      /s/ Pam Jowett
                                   Pam Jowett, President & Director