Form 10QSB
period 2005-09-30
FIRST GROWTH INVESTORS INC
filed 2005-11-09
CIK 1047857

U.S. SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C.  20549

                             FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED:  September 30, 2005

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


The number of $.001 par value common shares outstanding at September 30, 2005:
2,000,000

                    PART I - FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS

     See attached.

                       FIRST GROWTH INVESTORS, INC.
                       [A Development Stage Company]

                 UNAUDITED CONDENSED FINANCIAL STATEMENTS

                            SEPTEMBER 30, 2005

                       FIRST GROWTH INVESTORS, INC.
                       [A Development Stage Company]




                                 CONTENTS

                                                          PAGE

        -    Unaudited Condensed Balance Sheets,
            September 30, 2005 and December 31, 2004         2


        -    Unaudited Condensed Statements of Operations,
            for the three and nine months ended September
            30, 2005 and 2004 and from inception on
            September 9, 1997 through September 30, 2005     3


        -    Unaudited Condensed Statements of Cash Flows,
            for the nine months ended September 30, 2005
            and 2004 and from inception on September 9,
            1997 through September 30, 2005                  4


        -    Notes to Unaudited Condensed Financial
            Statements                                   5 - 9

                       FIRST GROWTH INVESTORS, INC.
                       [A Development Stage Company]

                    UNAUDITED CONDENSED BALANCE SHEETS


                                  ASSETS

                                        September 30,  December 31,
                                             2005          2004
                                         ___________   ___________
CURRENT ASSETS:
  Cash                                   $         -   $     1,403
                                         ___________   ___________
        Total Current Assets                       -         1,403
                                         ___________   ___________
                                         $         -   $     1,403
                                         ___________   ___________

              LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


CURRENT LIABILITIES:
  Accounts payable                       $         -   $     1,820
  Accrued interest - related party               174             -
  Advances from related party                  6,138             -
                                         ___________   ___________
        Total Current Liabilities              6,312         1,820
                                         ___________   ___________

STOCKHOLDERS' EQUITY (DEFICIT):
  Preferred stock, $.001 par value,
   1,000,000 shares authorized,
   no shares issued and outstanding                -             -
  Common stock, $.001 par value,
   24,000,000 shares authorized,
   2,000,000 shares issued and
   outstanding                                 2,000         2,000
  Capital in excess of par value              74,035        74,035
  Deficit accumulated during the
    development stage                        (82,347)      (76,452)
                                         ___________   ___________
        Total Stockholders'
          Equity (Deficit)                    (6,312)         (417)
                                         ___________   ___________
                                         $         -   $     1,403
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

                       FIRST GROWTH INVESTORS, INC.
                       [A Development Stage Company]

               UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

                            For the Three     For the Nine    From Inception
                            Months Ended      Months Ended    on September 9,
                            September 30,     September 30,    1997, Through
                          _________________ _________________  September 30,
                            2005     2004     2005     2004        2005
                          ________ ________ ________ ________ ______________
REVENUE                   $      - $      - $      - $      - $            -

EXPENSES:
  General and
    administrative           1,570    1,730    5,721    5,901         19,356
                          ________ ________ ________ ________ ______________
LOSS BEFORE OTHER INCOME
 (EXPENSE)                  (1,570)  (1,730)  (5,721)  (5,901)       (19,356)

OTHER INCOME (EXPENSE):
  Interest Expense            (114)    (473)    (174)  (1,293)        (7,735)
                          ________ ________ ________ ________ ______________
LOSS BEFORE INCOME TAXES    (1,684)  (2,203)  (5,895)  (7,194)       (27,091)

CURRENT TAX EXPENSE              -        -        -        -              -

DEFERRED TAX EXPENSE             -        -        -        -              -
                          ________ ________ ________ ________ ______________
LOSS FROM CONTINUING
OPERATIONS                  (1,684)  (2,203)  (5,895)  (7,194)       (27,091)
                          ________ ________ ________ ________ ______________
DISCONTINUED OPERATIONS:
  Loss from operations of
   discontinued wine
   investment business
   (net of $0 in income
   taxes)                        -        -        -        -        (54,506)
  Gain (loss) on disposal
   of discontinued wine
   investment business
   operations (net of $0
   in income taxes)              -        -        -        -              -
                          ________ ________ ________ ________ ______________
LOSS FROM DISCONTINUED
OPERATIONS                       -        -        -        -        (54,506)
                          ________ ________ ________ ________ ______________
CUMULATIVE EFFECT OF
 CHANGE IN ACCOUNTING
 PRINCIPLE                       -        -        -        -           (750)
                          ________ ________ ________ ________ ______________
NET LOSS                  $ (1,684)$ (2,203)$ (5,895)$ (7,194)$      (82,347)
                          ________ ________ ________ ________ ______________
LOSS PER COMMON SHARE:
  Continuing operations       (.00)    (.00)    (.00)    (.00)          (.01)
  Discontinued operations        -        -        -        -           (.03)
  Gain (loss) on disposal
   of discontinued
   operations                    -        -        -        -              -
  Cumulative effect of
   change in accounting
   principle                     -        -        -        -           (.00)
                          ________ ________ ________ ________ ______________
  Net Loss Per Common
   Share                  $   (.00)$   (.00)$   (.00)$   (.00)$         (.04)
                          ________ ________ ________ ________ ______________

 The accompanying notes are an integral part of these unaudited condensed financial statements.

                       FIRST GROWTH INVESTORS, INC.
                       [A Development Stage Company]

               UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS


                                                              From Inception
                                        For the Nine Months   on September 9,
                                        Ended September 30,    1997 Through
                                      ______________________   September 30,
                                         2005        2004          2005
                                      __________  __________  ______________
Cash Flows from Operating Activities:
 Net loss                             $   (5,895) $   (7,194) $      (82,347)
 Adjustments to reconcile net loss
   to net cash used by operating
   activities:
  Amortization expense                         -           -             250
  Effect of change in accounting
   principle                                   -           -             750
  Changes in assets and liabilities:
   Increase in accrued interest -
    related party                            174       1,294           6,552
   (Decrease) Increase in accounts
    payable                               (1,820)        475               -

                                      __________  __________  ______________
        Net Cash (Used) by
          Operating Activities            (7,541)     (5,425)        (74,795)
                                      __________  __________  ______________

Cash Flows from Investing Activities:
 Payment of organization costs                 -           -          (1,000)
                                      __________  __________  ______________
        Net Cash (Used) by
          Investing Activities                 -           -          (1,000)
                                      __________  __________  ______________

Cash Flows from Financing Activities:
 Proceeds from related party advances      6,138       1,922          26,433
 Proceeds from common stock issuance           -           -          55,050
 Stock offering costs                          -           -          (5,688)
 Proceeds from short-term loan and
  advance                                      -           -          27,350
 Payments on short-term loan and
  advance                                      -           -         (27,350)
                                      __________  __________  ______________
     Net Cash Provided by
       Financing Activities                6,138       1,922          75,795
                                      __________  __________  ______________

Net Increase (Decrease) in Cash           (1,403)     (3,503)              -

Cash at Beginning of Period                1,403       3,503               -
                                      __________  __________  ______________

Cash at End of Period                 $        -  $        -  $            -
                                      __________  __________  ______________

Supplemental Disclosures of Cash Flow Information:
  Cash paid during the periods for:
    Interest                          $        -  $        -  $          994
    Income taxes                      $        -  $        -  $        1,905

Supplemental Schedule of Non-cash Investing and Financing Activities:
  For the nine months ended September 30, 2005:
     None

  For the nine months ended September 30, 2004:
     None



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

  Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2005 and 2004 and for the periods then ended have been made.

  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2004 audited financial statements. The results of operations for the periods ended September 30, 2005 and 2004 are not necessarily indicative of the operating results for the full year.

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

                       FIRST GROWTH INVESTORS, INC.
                       [A Development Stage Company]

             NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES [Continued]

  Recently Enacted Accounting Standards - Statement of Financial Accounting Standards ("SFAS") No. 151, "Inventory Costs - an amendment of ARB No. 43, Chapter 4", SFAS No. 152, "Accounting for Real Estate Time-Sharing Transactions - an amendment of FASB Statements No. 66 and 67", SFAS No. 153, "Exchanges of Nonmonetary Assets - an amendment of APB Opinion No.
  29", SFAS No. 123 (revised 2004), "Share-Based Payment", and SFAS No. 154 "Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3", were recently issued. SFAS No. 151, 152, 153 and 123 (revised 2004) and 154 have no current applicability to the Company or their effect on the financial statements would not have been significant.

  Reclassification - The financial statements for periods prior to  September
  30,   2005   have  been  reclassified  to  conform  to  the  headings   and
  classifications used in the September 30, 2005 financial statements.

NOTE 2 - DISCONTINUED OPERATIONS

  On December 31, 2003, the Company discontinued its wine investment business. The Company has accounted for this disposal in accordance with Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". At September 30, 2005, the Company had no assets or liabilities associated with its discontinued wine investment business.

  The following is a summary of the results of operations of the Company's discontinued wine investment business:

                                                            From Inception
                                      For the Nine Months   on September 9,
                                      Ended September 30,    1997 Through
                                    ______________________   September 30,
                                       2005        2004          2005
                                    __________  __________  ______________
  Revenue                           $        -  $        -  $       99,820
  Cost of goods sold                         -           -        (118,168)
  General and administrative                 -           -         (35,253)
  Other income                               -           -           1,000
  Income Taxes                               -           -          (1,905)
                                    __________  __________  ______________
  Net loss                          $        -  $        -  $      (54,506)
                                    __________  __________  ______________

NOTE 3 - CAPITAL STOCK

  Preferred Stock - The Company has authorized 1,000,000 shares of preferred stock, $.001 par value, with such rights, preferences and designations and to be issued in such series as determined by the Board of Directors. No shares are issued and outstanding at September 30, 2005 and December 31, 2004.

Common Stock - In September 1997, in connection with its organization, the
 Company issued 1,750,000 shares of its previously authorized but unissued common stock. Total proceeds from the sale of stock amounted to $5,050 (or approximately $.0029 per share)

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

NOTE 4 - INCOME TAXES

  The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". SFAS No. 109 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards. The Company has available at September 30, 2005, an operating loss carryforward of approximately $91,100, which may be applied against future taxable income and which expires in various years through 2025.

  The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards, the Company has established a valuation allowance equal to the tax effect of the loss carryforwards and, therefore, no deferred tax asset has been recognized for the loss carryforwards. The net deferred tax asset is approximately $31,000 and $29,000 as of September 30, 2005 and December 31, 2004, respectively, with an offsetting valuation allowance of the same amount. The change in the valuation allowance for the nine months ended September 30, 2005 is approximately $2,000.

NOTE 5 - GOING CONCERN

  The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company has incurred losses since inception and has no ongoing operations. Further, the Company has current liabilities in excess of current assets. These factors raise substantial doubt about the ability of the Company to continue as a going concern. In this regard, management is proposing to raise any necessary additional funds not provided by operations through loans or through additional sales of its common stock. There is no assurance that the Company will be successful in raising this additional capital or in achieving profitable operations. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

  Related Party Loans - At September 30, 2005 and December 31, 2004, a shareholder of the Company had advanced a total of $6,138 and $0, respectively, to the Company. The advances are due on demand and bear interest at 10% per annum. Interest expense for the nine months ended September 30, 2005 and 2004 amounted to $174 and $0, respectively.

  At December 31, 2004 a shareholder of the Company had loaned a total of $16,450 to the Company. At December 31, 2004 the shareholder forgave all the advances and accrued interest. Due to the related party nature of the debt the Company recorded the forgiveness as a contribution to capital.

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

                       FIRST GROWTH INVESTORS, INC.
                       [A Development Stage Company]

             NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 7 - LOSS PER SHARE

  The following data show the amounts used in computing loss per share for the periods presented:

                            For the Three     For the Nine    From Inception
                            Months Ended      Months Ended    on September 9,
                            September 30,     September 30,    1997, Through
                          _________________ _________________  September 30,
                            2005     2004     2005     2004        2005
                       _________ _________ _________ _________ ______________
 Income (loss) from
  continuing operations
  (numerator)          $ (1,684) $ (2,203) $ (5,895) $ (7,194) $     (27,091)
 Income (loss) from
  discontinued
  operations (numerator)       -         -         -         -       (54,506)
 Income (loss) from
  cumulative effect of
  change in accounting
  principle                    -         -         -        -           (750)
                       _________ _________ _________ _________ ______________
 Income (loss)
  available to common
  shareholders
  (numerator)          $ (1,684) $ (2,203) $ (5,895) $ (7,194) $     (82,347)
                       _________ _________ _________ _________ ______________

 Weighted average
  number of common
  shares outstanding
  used in loss per
  share for the
  period (denominator) 2,000,000 2,000,000 2,000,000 2,000,000      1,994,818
                       _________ _________ _________ _________ ______________


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

NOTE 9 - SUBSEQUENT EVENTS

  The Company is currently negotiating the potential acquisition of a private company. The potential acquisition will be subject to certain conditions precedent and no assurance can be given that the potential acquisition will be complete. If the potential acquisition is completed, it will involve a change in management and shareholder control of the Company.

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


                              FIRST GROWTH INVESTORS, INC.



Date: November 8, 2005             by:      /s/ Pam Jowett
                                   Pam Jowett, President & Director