Form 10QSB/A
period 2005-09-30
FIRST GROWTH INVESTORS INC
filed 2005-11-10
CIK 1047857

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

Indicate by check mark whether the registrant is a shell company (as defined
in Rule 12b-2 of the Exchange Act).              YES [X]  NO [  ]

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


                              FIRST GROWTH INVESTORS, INC.



Date: November 9, 2005             by:      /s/ Pam Jowett
                                   Pam Jowett, President & Director