Form 10KSB
period 2005-12-31
FIRST GROWTH INVESTORS INC
filed 2006-04-04
CIK 1047857

U.S. SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C.  20549

                             FORM 10-KSB

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2005    Commission File No. 333-83125

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

Indicate by check mark whether the registrant is a shell company (as defined
in Rule 12b-2 of the Exchange Act).              Yes   X      No
The Issuer's revenues for its most recent fiscal year.     $   -0-

As of February 8, 2006, the aggregate market value of voting stock held by non-affiliates was approximately $175,000.

The number of shares outstanding of the Issuer's common stock at December 31, 2005: 2,000,000

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

     Quarter Ended                  High                      Low
     March 31, 2004                $ .40                    $ .30
     June 30, 2004                 $ .40                    $ .40
     September 30, 2004            $ .40                    $ .25
     December 31, 2004             $ .30                    $ .30

     March 31, 2005                $ .30                    $ .30
     June 30, 2005                 $ .75                    $ .05
     September 30, 2005            $ .75                    $ .75
     December 31, 2005             $ .65                    $ .65

     (B)  HOLDERS.

     As of March 31, 2006, there were 28 record holders of the Common Stock.

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION. PLAN OF OPERATIONS.

     The Company is not presently engaged in any business activities and has no operations, income producing assets or significant operating capital. Management's plan of operation for the next twelve months is to continue to receive shareholder advances as necessary to provide general working capital to (i) handle the administrative and reporting requirements of a public company, and (ii) search for potential businesses, products, technologies and companies for acquisition. Presently the Company's principal activity has been to investigate potential acquisitions. At this time, we have no significant operating capital and do not know how long it will be necessary to fund necessary expenditures from shareholder advances, of which there is no assurance. There is also no assurance the Company could become involved with any business venture, especially any business venture requiring significant capital. We cannot anticipate what, if any, capital commitments for product research and development or significant purchases of plant or equipment, or change in the number of employees there may be, prior to completing a suitable business acquisition. At December 31, 2005, indebtedness of the Company to certain shareholders in the amount of $6,937 was forgiven and contributed to capital.

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

                         Term Served As   Positions
Name of Director Age     Director/Officer With Company

Pam Jowett       52      Since inception  President &
                                          Secretary/Treasurer

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

CHANGES IN CONTROL

     Pam Jowett has granted options, exercisable within two years from March 4, 2005, which allow certain persons the right to purchase up to 1,500,000 shares of her common stock at a price of $.02 per share. The optionees are set forth as follows:


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

     Exhibits required by Item 601 of Regulation S-B.

          31. Certifications required by Rules 13a-14(a) or 15d-14(a).
          32. Section 1350 Certifications

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

(1) AUDIT FEES
     The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for the audit of the Company's annual financial statements and review of financial statements included in the Company's Form 10-Q (17 CFR 249.308a) or 10-QSB (17 CFR 249.308b) or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years was $4,340 for the fiscal year ended December 31, 2004. and $3,840 for the fiscal year ended December 31, 2005.

(2) AUDIT-RELATED FEES
     The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of the Company's financial statements was $-0- for the fiscal year ended December 31, 2004, and $-0- for the fiscal year ended December 31, 2005.

(3) TAX FEES
     The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was $250 for the fiscal year ended December 31, 2004, and $250 for the fiscal year ended December 31, 2005.

(4) ALL OTHER FEES
     The aggregate fees billed in each of the last two fiscal years for products and services provided by the principal accountant, other than the services reported above was $-0- for the fiscal year ended December 31, 2004, and $-0- for the fiscal year ended December 31, 2005.

(5) PRE-APPROVAL POLICIES AND PROCEDURES
     Before the accountant is engaged by the issuer to render audit or non-audit services, the engagement is approved by the company's board of directors acting as the audit committee.

                       FIRST GROWTH INVESTORS, INC.
                       [A Development Stage Company]

                           FINANCIAL STATEMENTS

                             DECEMBER 31, 2005

                       FIRST GROWTH INVESTORS, INC.
                       [A Development Stage Company]




                                 CONTENTS

                                                          PAGE

        -   Report of Independent Registered Public
             Accounting Firm                                 1


        -   Balance Sheet, December 31, 2005                 2


        -   Statements of Operations, for the years
             ended December 31, 2005 and 2004
             and from inception on September 9, 1997
             through December 31, 2005                       3

        -   Statement of Stockholders' Equity (Deficit),
             from inception on September 9, 1997
             through December 31, 2005                   4 - 5

        -   Statements of Cash Flows, for the years
             ended December 31, 2005 and 2004
             and from inception on September 9, 1997
             through December 31, 2005                       6


        -   Notes to Financial Statements               7 - 11

          REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



Board of Directors
FIRST GROWTH INVESTORS, INC.
Salt Lake City, Utah

We have audited the accompanying balance sheet of First Growth Investors, Inc. [a development stage company] as of December 31, 2005, and the related statements of operations, stockholders' equity (deficit) and cash flows for the years ended December 31, 2005 and 2004 and for the period from inception on September 9, 1997 through December 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of First Growth Investors, Inc. as of December 31, 2005, and the results of its operations and its cash flows for the years ended December 31, 2005 and 2004 and for the period from inception on September 9, 1997 through December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 5 to the financial statements, the Company has incurred losses since inception and has no ongoing operations. Further, the Company has current liabilities in excess of current assets. These factors raise substantial doubt about the ability of the Company to continue as a going concern. Management's plans in regards to these matters are also described in Note 5. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.



PRITCHETT, SILER, & HARDY, P.C.

March 8, 2006
Salt Lake City, Utah

                       FIRST GROWTH INVESTORS, INC.
                       [A Development Stage Company]

                               BALANCE SHEET


                                  ASSETS


                                                      December 31,
                                                          2005
                                                      ___________
CURRENT ASSETS:
  Cash                                                $         -
                                                      ___________
        Total Current Assets                                    -
                                                      ___________
                                                      $         -
                                                      ___________


              LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


CURRENT LIABILITIES:
  Accounts payable                                    $     1,045
  Accrued interest payable                                      -
                                                      ___________
        Total Current Liabilities                           1,045
                                                      ___________

STOCKHOLDERS' EQUITY (DEFICIT):
  Preferred stock, $.001 par value,
   1,000,000 shares authorized,
   no shares issued and outstanding                             -
  Common stock, $.001 par value,
   24,000,000 shares authorized,
   2,000,000 shares issued and
   outstanding                                              2,000
  Capital in excess of par value                           80,972
  Deficit accumulated during the
   development stage                                      (84,017)
                                                      ___________
        Total Stockholders' Equity (Deficit)               (1,045)
                                                      ___________
                                                      $         -
                                                      ___________







The accompanying notes are an integral part of these financial statements.

                       FIRST GROWTH INVESTORS, INC.
                       [A Development Stage Company]

                         STATEMENTS OF OPERATIONS

                                           For the          From Inception
                                          Year Ended        on September 9,
                                         December 31,       1997, Through
                                    ______________________   December 31,
                                       2005        2004          2005
                                    __________  __________  ______________
REVENUE                             $        -  $        -  $            -

EXPENSES:
  General and administrative             7,235       6,980          20,870
                                    __________  __________  ______________

LOSS BEFORE OTHER INCOME
 (EXPENSE)                              (7,235)     (6,980)        (20,870)
                                    __________  __________  ______________

OTHER INCOME (EXPENSE):
  Interest Expense                        (330)     (1,650)         (7,891)
                                    __________  __________  ______________

LOSS BEFORE INCOME TAXES                (7,565)     (8,630)        (28,761)

CURRENT TAX EXPENSE                          -           -               -

DEFERRED TAX EXPENSE                         -           -               -
                                    __________  __________  ______________
LOSS FROM CONTINUING
OPERATIONS                              (7,565)     (8,630)        (28,761)
                                    __________  __________  ______________
DISCONTINUED OPERATIONS:
  Loss from operations of
    discontinued wine investment
    business (net of $0 in income
    taxes)                                   -           -         (54,506)
  Gain (loss) on disposal of
    discontinued wine investment
    business operations (net
    of $0 in income taxes                    -           -               -
                                    __________  __________  ______________
LOSS FROM DISCONTINUED
 OPERATIONS                                  -           -         (54,506)
                                    __________  __________  ______________
CUMULATIVE EFFECT OF CHANGE
 IN ACCOUNTING PRINCIPLE                     -           -            (750)
                                    __________  __________  ______________
NET LOSS                            $   (7,565) $   (8,630) $      (84,017)
                                    __________  __________  ______________
LOSS PER COMMON SHARE:
  Continuing operations                   (.00)       (.00)
  Discontinued operations                    -           -
  Gain (loss) on disposal of
     discontinued operations                 -           -


Cumulative effect of change in
     accounting principle                    -           -
                                    __________  __________
  Net Loss Per Common Share         $     (.00) $     (.00)
                                    __________  __________

The accompanying notes are an integral part of these financial statements.

                       FIRST GROWTH INVESTORS, INC.
                       [A Development Stage Company]

                STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

              FROM THE DATE OF INCEPTION ON SEPTEMBER 9, 1997

                         THROUGH DECEMBER 31, 2005


                                                                    Deficit
                                                                  Accumulated
                     Preferred Stock     Common Stock  Capital in During the
                     ________________ _________________ Excess of Development
                      Shares  Amount    Shares  Amount  Par Value    Stage
                     _______ ________ _________ _______ _________ ___________
BALANCE, September 9,
 1997                      - $      -         - $     - $       - $         -

Shares issued to
 initial stockholders
 for cash, September
 18, 1997 at
 approximately
 $.0029 per share          -        - 1,750,000   1,750     3,300           -

Shares issued upon
 completion of
 offering of stock
 to the public at
 $.20 per share,
 November 1997             -        -   250,000     250    49,750           -

Direct costs of the
 offering of common
 stock to the public       -        -         -       -   (5,688)           -

Net income (loss) from
 September 9, 1997
 (inception) to
 December 31, 1997         -        -         -       -         -     (2,350)
                     _______ ________ _________ _______ _________ ___________
BALANCE, December 31,
 1997                      -        - 2,000,000   2,000    47,362     (2,350)

Net loss for the year
 ended December 31,
 1998                      -        -         -       -         -     (1,440)
                     _______ ________ _________ _______ _________ ___________
BALANCE, December 31,
 1998                      -        - 2,000,000   2,000    47,362     (3,790)

Net income for the
 year ended December
 31, 1999                  -        -         -       -         -      14,032
                     _______ ________ _________ _______ _________ ___________
BALANCE, December 31,
 1999                      -        - 2,000,000   2,000    47,362      10,242

Net loss for the year
 ended December 31,
 2000                      -        -         -       -         -     (5,315)
                     _______ ________ _________ _______ _________ ___________
BALANCE, December 31,
 2000                      -        - 2,000,000   2,000    47,362       4,927

Net loss for the year
 ended December 31,
 2001                      -        -         -       -         -    (20,816)
                     _______ ________ _________ _______ _________ ___________
BALANCE, December 31,
 2001                      -        - 2,000,000   2,000    47,362    (15,889)

Net loss for the year
 ended December 31,
 2002                      -        -         -       -         -    (43,629)
                     _______ ________ _________ _______ _________ ___________
BALANCE, December 31,
 2002                      -        - 2,000,000   2,000    47,362    (59,518)



                                [Continued]

                       FIRST GROWTH INVESTORS, INC.
                       [A Development Stage Company]

                STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

              FROM THE DATE OF INCEPTION ON SEPTEMBER 9, 1997

                         THROUGH DECEMBER 31, 2005

                                [Continued]


                                                                    Deficit
                                                                  Accumulated
                     Preferred Stock     Common Stock  Capital in During the
                     ________________ _________________ Excess of Development
                      Shares  Amount    Shares  Amount  Par Value    Stage
                     _______ ________ _________ _______ _________ ___________
Net loss for the year
 ended December 31,
 2003                      -        -         -       -         -     (8,304)
                     _______ ________ _________ _______ _________ ___________
BALANCE, December 31,
 2003                      -        - 2,000,000   2,000    47,362    (67,822)

Debt forgiven by
 shareholders as a
 contribution to
 capital                   -        -         -       -    26,673           -

Net loss for the year
 ended December 31,
 2004                      -        -         -       -         -     (8,630)
                     _______ ________ _________ _______ _________ ___________
BALANCE, December 31,
 2004                      -        - 2,000,000   2,000    74,035    (76,452)

Debt forgiven by
 shareholders as a
 contribution to
 capital                   -        -         -       -     6,937           -

Net loss for the year
 ended December 31,
 2005                      -        -         -       -         -     (7,565)
                     _______ ________ _________ _______ _________ ___________

BALANCE, December 31,
 2005                      - $      - 2,000,000 $ 2,000 $  80,972 $  (84,017)
                     _______ ________ _________ _______ _________ ___________




















The accompanying notes are an integral part of these financial statements.

                       FIRST GROWTH INVESTORS, INC.
                       [A Development Stage Company]

                         STATEMENTS OF CASH FLOWS


                                             For the          From Inception
                                            Year Ended        on September 9,
                                           December 31,       1997, Through
                                      ______________________   December 31,
                                         2005        2004          2005
                                      __________  __________  ______________
Cash Flows From Operating Activities:
  Net loss                            $   (7,565) $   (8,630) $      (84,017)
  Adjustments to reconcile net loss
    to net cash used by operating
    activities:
     Amortization expense                      -           -             250
     Effect of change in accounting
       principle                               -           -             750
     Change in assets and liabilities:
      Increase in accrued interest
        - related party                      330       1,650           6,708
      Increase in accounts payable          (775)      1,035           1,045
                                      __________  __________  ______________
        Net Cash Provided (Used) by
          Operating Activities            (8,010)     (5,945)        (75,264)
                                      __________  __________  ______________
Cash Flows From Investing Activities:
  Payment of organization costs                -           -          (1,000)
                                      __________  __________  ______________
        Net Cash (Used) by
          Investing Activities                 -           -          (1,000)
                                      __________  __________  ______________
Cash Flows From Financing Activities:
  Proceeds from advances from
    shareholders                           6,607       3,845          26,902
  Proceeds from common stock issuance          -           -          55,050
  Stock offering costs                         -           -          (5,688)
  Proceeds from short-term loan and
    advance                                    -           -          27,350
  Payments on short-term loan and
    advance                                    -           -         (27,350)
                                      __________  __________  ______________
        Net Cash Provided by
          Financing Activities             6,607       3,845          76,264
                                      __________  __________  ______________
Net Increase (Decrease) in Cash           (1,403)     (2,100)              -

Cash at Beginning of Period                1,403       3,503               -
                                      __________  __________  ______________
Cash at End of Period                 $        -  $    1,403  $            -
                                      __________  __________  ______________

Supplemental Disclosures of Cash Flow Information:
  Cash paid during the periods for:
    Interest                          $        -  $        -  $          994
    Income taxes                      $        -  $        -  $        1,905

Supplemental Schedule of Noncash Investing and Financing Activities:
  For the year ended December 31, 2005:
      Shareholders forgave debts totaling $6,937. Due to the related party nature of the debt, the Company recorded the forgiveness as a contribution to Capital.

  For the year ended December 31, 2004:
     Shareholders and an entity related to a shareholder forgave debts totaling $26,673. Due to the related party nature of the debt, the Company recorded the forgiveness as a contribution to Capital.



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

                       FIRST GROWTH INVESTORS, INC.
                       [A Development Stage Company]

                       NOTES TO FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES [Continued]

  Recently Enacted Accounting Standards - Statement of Financial Accounting Standards ("SFAS") No. 151, "Inventory Costs - an amendment of ARB No. 43, Chapter 4", SFAS No. 152, "Accounting for Real Estate Time-Sharing Transactions - an amendment of FASB Statements No. 66 and 67", SFAS No. 153, "Exchanges of Nonmonetary Assets - an amendment of APB Opinion No. 29", SFAS No. 123 (revised 2004), "Share-Based Payment", SFAS No. 154, "Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3", SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statements No. 133 and 140", and SFAS No. 156, "Accounting for the Servicing of Financial Assets," were recently issued. SFAS No. 151, 152, 153, 123 (revised 2004), 154, 155 and 156 have no current applicability to the Company or their effect on the financial statements would not have been significant.

  Reclassification - The financial statements for periods prior to December 31, 2005 have been reclassified to conform to the headings and classifications used in the December 31, 2005 financial statements.

NOTE 2 - DISCONTINUED OPERATIONS

  On December 31, 2003, the Company discontinued its wine investment business. The Company has accounted for this disposal in accordance with Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". At December 31, 2005, the Company had no assets or liabilities associated with its discontinued wine investment business.

  The following is a summary of the results of operations of the Company's discontinued wine investment business:

                                                           From Inception
                                     For the Year Ended    on September 9,
                                        December 31,       1997, Through
                                   ______________________   December 31,
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
                                   __________  __________  ______________

NOTE 3 - CAPITAL STOCK

  Preferred  Stock  -  The  Company  has authorized  1,000,000  shares  of preferred stock, $.001 par value, with such rights, preferences and designations and to be issued in such series as determined by the Board of Directors. No shares are issued and outstanding at December 31, 2005.

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

NOTE 4 - INCOME TAXES

  The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". SFAS No. 109 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards. The
  Company   has  available  at  December  31,  2005,  an  operating   loss
  carryforward of approximately $93,000, which may be applied against future taxable income and which expires in various years through 2025.

  The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards, the Company has established a valuation allowance equal to the tax effect of the loss carryforwards and, therefore, no deferred tax asset has been recognized for the loss carryforwards. The net deferred tax asset is approximately $32,000 and $29,000 as of December 31, 2005 and 2004, respectively, with an offsetting valuation allowance of the same amount. The change in the valuation allowance for the year ended December 31, 2005 is approximately $3,000.

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

  Advances  from  Related Party - At December 31, 2005  and  December  31,
  2004, a shareholder of the Company had loaned a total of $6,607 and $16,450 respectively, to the Company. The advances are due on demand and bear interest at 10% per annum. Accrued interest expense at December 31, 2005 and 2004 amounted to $330 and $6,378, respectively. At December 31, 2005 and 2004 the shareholder forgave all the advances and accrued interest. Due to the related party nature of the debt the Company recoded the forgiveness as a contribution to capital.

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

                       FIRST GROWTH INVESTORS, INC.
                       [A Development Stage Company]

                       NOTES TO FINANCIAL STATEMENTS

NOTE 7 - LOSS PER SHARE

  The following data show the amounts used in computing loss per share for the periods presented:

                                                        For the
                                                       Year Ended
                                                      December 31,
                                                 ______________________
                                                    2005        2004
                                                 __________  __________
  Income (loss) from continuing operations
   (numerator)                                   $   (7,565) $   (8,630)
  Income (loss) from discontinued operations
   (numerator)                                            -           -
  Income (loss) from cumulative effect of
   change in accounting principle                         -           -
                                                 __________  __________
  Income (loss) available to common shareholders
   (numerator)                                   $   (7,565) $   (8,630)
                                                 __________  __________
  Weighted average number of common shares
   outstanding used in loss per share for the
   period (denominator)                           2,000,000   2,000,000
                                                 __________  __________

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


First Growth Investors, Inc.



By:     /s/ Pam Jowett                         Date:   March 31, 2006
     Pam Jowett, President and Secretary/Treasurer
     Chief Executive Officer and
     Chief Financial Officer


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and the dates indicated.



By:      /s/ Pam Jowett                        Date:    March 31, 2006
     Pam Jowett, President and Secretary/Treasurer
     Chief Executive Officer and
     Chief Financial Officer

Supplemental Information to be Furnished With Reports Filed Pursuant to
Section 15(d) of the Exchange Act by Non Reporting Issuers

No annual report or proxy statement has been sent to security holders.