Form 10QSB
period 2006-03-31
FIRST GROWTH INVESTORS INC
filed 2006-05-15
CIK 1047857

U.S. SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C.  20549

                             FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED:  March 31, 2006

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

The number of $.001 par value common shares outstanding at March 31, 2006:
2,000,000

                   FORWARD-LOOKING STATEMENT NOTICE

     When used in this report, the words "may," "will," "expect," "anticipate,""continue," "estimate," "project," "intend," and similar expressions are intended to identify forward-looking statements regarding events, conditions, and financial trends that may affect the Company's future plans of operations, business strategy, operating results, and financial position. Persons reviewing this report are cautioned that any forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties and that actual results may differ materially from those included within the forward-looking statements as a result of various factors. Such factors include general economic factors and conditions that may directly or indirectly impact the Company's financial condition or results of operations.



                    PART I - FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS

     See attached.

                        FIRST GROWTH INVESTORS, INC.
                       [A Development Stage Company]

                 UNAUDITED CONDENSED FINANCIAL STATEMENTS

                              MARCH 31, 2006

                        FIRST GROWTH INVESTORS, INC.
                       [A Development Stage Company]




                                 CONTENTS

                                                          PAGE

        -   Unaudited Condensed Balance Sheet,
             March 31, 2006                                  2


        -   Unaudited Condensed Statements of Operations,
             for the three months ended March 31, 2006
             and 2005 and from inception on September 9,
             1997 through March 31, 2006                     3


        -   Unaudited Condensed Statements of Cash Flows,
             for the three months ended March 31, 2006
             and 2005 and from inception on September 9,
             1997 through March 31, 2006                     4


        -   Notes to Unaudited Condensed Financial
             Statements                                  5 - 8

                        FIRST GROWTH INVESTORS, INC.
                       [A Development Stage Company]

                    UNAUDITED CONDENSED BALANCE SHEETS


                                  ASSETS

                                                       March 31,
                                                          2006
                                                      ___________
CURRENT ASSETS:
  Cash                                                $         -
                                                      ___________
        Total Current Assets                                    -
                                                      ___________
                                                      $         -
                                                      ___________

              LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


CURRENT LIABILITIES:
  Accounts payable                                    $     3,210
  Advance from related party                                1,075
  Accrued interest from related party                          21
                                                      ___________
        Total Current Liabilities                           4,306
                                                      ___________

STOCKHOLDERS' EQUITY (DEFICIT):
  Preferred stock, $.001 par value,
   1,000,000 shares authorized,
   no shares issued and outstanding                             -
  Common stock, $.001 par value,
   24,000,000 shares authorized,
   2,000,000 shares issued and
   outstanding                                              2,000
  Capital in excess of par value                           80,972
  Deficit accumulated during the
    development stage                                     (87,278)
                                                      ___________
        Total Stockholders' Equity (Deficit)               (4,306)
                                                      ___________
                                                      $         -
                                                      ___________









 The accompanying notes are an integral part of these unaudited condensed financial statements.

                        FIRST GROWTH INVESTORS, INC.
                       [A Development Stage Company]

               UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

                                      For the Three       From Inception
                                       Months Ended       on September 9,
                                         March 31,         1997, Through
                                  ______________________     March 31,
                                     2006        2005          2006
                                  __________  __________  ______________
REVENUE                           $        -  $        -  $            -

EXPENSES:
  General and administrative           3,240       1,646          24,110
                                  __________  __________  ______________
LOSS BEFORE OTHER INCOME
(EXPENSE)                             (3,240)     (1,646)        (24,110)

OTHER INCOME (EXPENSE):
  Interest Expense                       (21)          -          (7,912)
                                  __________  __________  ______________
LOSS BEFORE INCOME TAXES              (3,261)     (1,646)        (32,022)

CURRENT TAX EXPENSE                        -           -               -

DEFERRED TAX EXPENSE                       -           -               -
                                  __________  __________  ______________
LOSS FROM CONTINUING
OPERATIONS                            (3,261)     (1,646)        (32,022)
                                  __________  __________  ______________
DISCONTINUED OPERATIONS:
  Loss from operations of
    discontinued wine investment
    business (net of $0 in
    income taxes)                          -           -         (54,506)
  Gain (loss) on disposal of
    discontinued wine investment
    business operations (net
    of $0 in income taxes                  -           -               -
                                  __________  __________  ______________
LOSS FROM DISCONTINUED
OPERATIONS                                 -           -         (54,506)
                                  __________  __________  ______________
CUMULATIVE EFFECT OF CHANGE
 IN ACCOUNTING PRINCIPLE                   -           -            (750)
                                  __________  __________  ______________
NET LOSS                          $   (3,261) $   (1,646) $      (87,278)
                                  __________  __________  ______________
LOSS PER COMMON SHARE:
  Continuing operations                 (.00)       (.00)
  Discontinued operations                  -           -
  Gain (loss) on disposal of
    discontinued operations                -           -
  Cumulative effect of change
    in accounting principle                -           -
                                  __________  __________
  Net Loss Per Common Share       $     (.00) $     (.00)
                                  __________  __________


 The accompanying notes are an integral part of these unaudited condensed financial statements.

                        FIRST GROWTH INVESTORS, INC.
                       [A Development Stage Company]

               UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS


                                          For the Three       From Inception
                                           Months Ended       on September 9,
                                             March 31,         1997, Through
                                      ______________________     March 31,
                                         2006        2005          2006
                                      __________  __________  ______________
Cash Flows from Operating Activities:
 Net loss                             $   (3,261) $   (1,646) $      (87,278)
 Adjustments to reconcile net loss
   to net cash used by operating
   activities:
  Amortization expense                         -           -             250
  Effect of change in accounting
    principle                                  -           -             750
  Changes in assets and liabilities:
   Increase in accrued interest -
     related party                            21           -           6,729
   (Decrease) Increase in accounts
     payable                               2,165        (345)          3,210

                                      __________  __________  ______________
        Net Cash (Used) by
         Operating Activities             (1,075)     (1,991)        (76,339)
                                      __________  __________  ______________

Cash Flows from Investing Activities:
 Payment of organization costs                 -           -          (1,000)
                                      __________  __________  ______________
        Net Cash (Used) by
         Investing Activities                  -           -          (1,000)
                                      __________  __________  ______________

Cash Flows from Financing Activities:
 Proceeds from advances from related
   party                                   1,075         588          27,977
 Proceeds from common stock issuance           -           -          55,050
 Stock offering costs                          -           -          (5,688)
 Proceeds from short-term loan and
   advance                                     -           -          27,350
 Payments on short-term loan and
   advance                                     -           -         (27,350)
                                      __________  __________  ______________
        Net Cash Provided by
         Financing Activities              1,075         588          77,339
                                      __________  __________  ______________

Net Increase (Decrease) in Cash                -      (1,403)              -

Cash at Beginning of Period                    -       1,403               -
                                      __________  __________  ______________

Cash at End of Period                 $        -  $        -  $            -
                                      __________  __________  ______________

Supplemental Disclosures of Cash Flow Information:
  Cash paid during the periods for:
    Interest                          $        -  $        -  $          994
    Income taxes                      $        -  $        -  $        1,905

Supplemental Schedule of Non-cash Investing and Financing Activities:
  For the three months ended March 31, 2006:
     None

  For the three months ended March 31, 2005:
     None


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

  Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2006 and 2005 and for the periods then ended have been made.

  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2005 audited financial statements. The results of operations for the periods ended March 31, 2006 and 2005 are not necessarily indicative of the operating results for the full year.

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

  Accounting  Estimates  -  The  preparation  of  financial  statements   in
  conformity  with accounting principles generally accepted  in  the  United
  States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimated by management.

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

  Reclassification - The financial statements for periods prior to March 31, 2006 have been reclassified to conform to the headings and classifications used in the March 31, 2006 financial statements.

NOTE 2 - DISCONTINUED OPERATIONS

  On December 31, 2003, the Company discontinued its wine investment business. The Company has accounted for this disposal in accordance with Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets".

NOTE 3 - CAPITAL STOCK

  Preferred Stock - The Company has authorized 1,000,000 shares of preferred stock, $.001 par value, with such rights, preferences and designations and to be issued in such series as determined by the Board of Directors. No shares are issued and outstanding at March 31, 2006.

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

                        FIRST GROWTH INVESTORS, INC.
                       [A Development Stage Company]

             NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 4 - GOING CONCERN

  The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company has incurred losses since inception and has no on-going operations. Further, the Company has current liabilities in excess of current assets. These factors raise substantial doubt about the ability of the Company to continue as a going concern. In this regard, management is proposing to raise any necessary additional funds not provided by operations through loans or through additional sales of its common stock. There is no assurance that the Company will be successful in raising this additional capital or in achieving profitable operations. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

  Advances from Related Party - At March 31, 2006 a shareholder of the Company had advanced a total of $1,075 to the Company. The advances are due on demand and bear interest at 10% per annum. Accrued interest expense at March 31, 2006 amounted to $21.

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

                       FIRST GROWTH INVESTORS, INC.
                       [A Development Stage Company]

             NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 6 - LOSS PER SHARE

  The following data show the amounts used in computing loss per share for the periods presented:

                                             For the Three
                                              Months Ended
                                                March 31,
                                         ______________________
                                            2006        2005
                                         __________  __________
  Income (loss) from continuing
    operations (numerator)               $   (3,261) $   (1,646)
  Income (loss) from discontinued
    operations (numerator)                        -           -
  Income (loss) from cumulative effect
    of change in accounting principle             -           -
                                         __________  __________
  Income (loss) available to common
    shareholders (numerator)             $   (3,261) $   (1,646)
                                         __________  __________
  Weighted average number of common
    shares outstanding used in loss per
    share for the period (denominator)    2,000,000   2,000,000
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


                              FIRST GROWTH INVESTORS, INC.



Date: May 15, 2006            by:      /s/ Pam Jowett
                                   Pam Jowett, President & Director