Form 10QSB
period 2006-06-30
FIRST GROWTH INVESTORS INC
filed 2006-08-11
CIK 1047857

U.S. SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C.  20549

                             FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED:  June 30, 2006

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

The number of $.001 par value common shares outstanding at June 30, 2006:
2,000,000

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

                               JUNE 30, 2006

                       FIRST GROWTH INVESTORS, INC.
                       [A Development Stage Company]




                                 CONTENTS

                                                              PAGE

        -  Unaudited Condensed Balance Sheet,
            June 30, 2006                                       2


        -  Unaudited Condensed Statements of Operations,
             for the three and six months ended June 30,
             2006 and 2005 and from inception on September 9,
             1997 through June 30, 2006                       3 - 4


        -  Unaudited Condensed Statements of Cash Flows,
             for the six months ended June 30, 2006 and 2005
             and from inception on September 9,
             1997 through June 30, 2006                         5


        -  Notes to Unaudited Condensed Financial Statements  6 - 7

                       FIRST GROWTH INVESTORS, INC.
                       [A Development Stage Company]

                     UNAUDITED CONDENSED BALANCE SHEET


                                  ASSETS

                                                        June 30,
                                                          2006
                                                      ___________
CURRENT ASSETS:
  Cash                                                 $        -
                                                      ___________
        Total Current Assets                                    -
                                                      ___________
                                                       $        -
                                                      ___________

              LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


CURRENT LIABILITIES:
  Accounts payable                                     $    1,285
  Accounts payable - related party                     $      525
  Advance from related party                                4,335
  Accrued interest - related party                            104
                                                      ___________
        Total Current Liabilities                           6,249
                                                      ___________

STOCKHOLDERS' EQUITY (DEFICIT):
  Preferred stock, $.001 par value,
   1,000,000 shares authorized,
   no shares issued and outstanding                             -
  Common stock, $.001 par value,
   24,000,000 shares authorized,
   2,000,000 shares issued and
   outstanding                                              2,000
  Capital in excess of par value                           80,972
  Deficit accumulated during the
    development stage                                    (89,221)
                                                      ___________
        Total Stockholders' Equity (Deficit)              (6,249)
                                                      ___________
                                                      $        -
                                                      ___________








 The accompanying notes are an integral part of these unaudited condensed financial statements.

                    FIRST GROWTH INVESTORS, INC.
                     [A Development Stage Company]

         UNAUDITED CONDENSED STATEMENTS OF OPERATIONS


                         For the Three         For the Six         From
                          Months Ended        Months Ended     Inception on
                            June 30,            June 30,        September 9,
                         _______________    ______________     1997 Through
                          2006      2005     2006     2005     June 30,2006
                        ________  _______  _______  ________   _________
REVENUE                 $      -  $     -  $     -  $     -    $       -

EXPENSES:
 General and
 administrative             1,860    2,505    5,100     4,151      25,970
                          ________  _______  _______  ________   _________


LOSS BEFORE OTHER
iNCOME (EXPENSE)           (1,860)  (2,505)  (5,100)   (4,151)    (25,970)

OTHER INCOME (EXPENSE):
  Interest Expense            (83)     (60)    (104)      (60)     (7,995)
                          ________  _______  _______  ________   _________


LOSS BEFORE INCOME TAXES   (1,943)  (2,565)  (5,204)   (4,211)    (33,965)

CURRENT TAX EXPENSE            -        -        -         -           -

DEFERRED TAX EXPENSE           -        -        -         -           -
                          ________  _______  _______  ________   _________


LOSS FROM CONTINUING
  OPERATIONS               (1,943)  (2,565)  (5,204)   (4,211)    (33,965)
                          ________  _______  _______  ________   _________

DISCONTINUED OPERATIONS:
 Loss from operations
  of discontinued
  wine investment
  business (net of
  $0 in income taxes)          -        -          -        -      (54,506)
Gain (loss) on
  disposal of
  discontinued wine
  investment business
  operations (net of
  $0 in income taxes           -        -         -         -             -
                        ________  ________  ________  ________    _________

LOSS FROM DISCONTINUED
  OPERATIONS                   -        -         -         -      (54,506)
                        ________  ________  ________  ________    _________
CUMULATIVE EFFECT OF
 CHANGE IN
 ACCOUNTING PRINCIPLE         -         -         -         -         (750)
                        ________  ________  ________  ________    _________

NET (LOSS)              $(1,943)  $(2,565)  $(5,204)  $(4,211)    $(89,221)
                        ________  ________  ________  ________    _________

 The accompanying notes are an integral part of these unaudited condensed financial statements.

                       FIRST GROWTH INVESTORS, INC.
                       [A Development Stage Company]

               UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

                                [CONTINUED]



                                  For the Three             For the Six
                                  Months Ended             Months Ended
                                    June 30,                 June 30,
                       ____________________________   ______________________
                             2006           2005         2006        2005
                       ______________   ____________    ________  __________

LOSS PER COMMON SHARE
 Continuing operations    $    (.00)    $   (.00)    $   (.00)    $    (.00)
 Discontinued operations          -            -            -           -
 Gain (loss) on disposal
  of discontinued
  operations                      -            -            -           -
 Cumulative effect of
  change in accounting
  principle                        -            -            -           -
                          __________    __________   __________   __________

Net Loss Per
  Common Share            $   (.00)     $  (.00)     $   (.00)    $    (.00)
                          __________    __________   __________   __________

































 The accompanying notes are an integral part of these unaudited condensed financial statements.

                       FIRST GROWTH INVESTORS, INC.
                       [A Development Stage Company]

               UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

                                                                 From
                                         For the Six Months   Inception on
                                           Ended June 30,     September 9,
                                          __________________  1997 Through
                                            2006      2005      June 30,
                                                                 2006
                                       ___________  _________  _________
Cash Flows from Operating Activities:
 Net loss                               $ (5,204)  $ (4,2114) $  (89,221)

 Adjustments to reconcile net
   loss to net cash used by
   operating activities:
  Amortization expense                         -           -         250
  Effect of change in accounting principle     -           -         750
  Changes in assets and liabilities:
   Increase in accrued interest
     - related party                         104          60       6,812
   (Decrease) Increase in accounts payable   240      (1,035)      1,285
   Increase in accounts payable              525           -         525
     - related party

                                          ________  __________  ___________
        Net Cash (Used) by
         Operating Activities             (4,335)     (5,186)    (79,599)
                                          ________  __________  ___________

Cash Flows from Investing Activities:
 Payment of organization costs                 -           -      (1,000)
                                          ________  __________  ___________
        Net Cash (Used) by
         Investing Activities                  -           -      (1,000)
                                          ________  __________  ___________
Cash Flows from Financing Activities:
 Proceeds from advances from related party 4,335       3,783      31,237
 Proceeds from common stock issuance           -           -      55,050
 Stock offering costs                          -           -      (5,688)
 Proceeds from short-term loan and advance     -           -      27,350
 Payments on short-term loan and advance       -           -     (27,350)
                                          ________  __________  ___________
     Net Cash Provided by
      Financing Activities                 4,335       3,783      80,599
                                          ________  __________  ___________
Net Increase (Decrease) in Cash                -      (1,403)          -

Cash at Beginning of Period                    -       1,403           -
                                          ________  __________  ___________

Cash at End of Period                     $    -    $      -    $      -
                                          ________  __________  ___________

Supplemental Disclosures of Cash Flow Information:
  Cash paid during the periods for:
    Interest                              $    -    $      -    $    994
    Income taxes                          $    -    $      -    $  1,905

Supplemental Schedule of Non-cash Investing and Financing Activities:
  For the six months ended June 30, 2006:
     None

  For the six months ended June 30, 2005:
     None


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

  Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2006 and 2005 and for the periods then ended have been made.

  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2005 audited financial statements. The results of operations for the periods ended June 30, 2006 and 2005 are not necessarily indicative of the operating results for the full year.

NOTE 2 - GOING CONCERN

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

                       FIRST GROWTH INVESTORS, INC.
                       [A Development Stage Company]

             NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS


NOTE 3 - RELATED PARTY TRANSACTIONS

  Advances from Related Party - At June 30, 2006 a shareholder of the Company had loaned a total of $4,335 to the Company. The advances are due on demand and bear interest at 10% per annum. Accrued interest expense at June 30, 2006 amounted to $104.

  Legal Services - An entity owned by an officer/shareholder of the Company provided legal services for the Company. Legal fees to the entity for the six months ended June 30, 2006 amounted to $1,675. At June 30, 2006 the Company owed a total of $525 to the Officer/Shareholder.


NOTE 4 - LOSS PER SHARE

  The following data show the amounts used in computing loss per share for the periods presented:
                        For the Three           For the Six
                        Months Ended           Months Ended
                           June 30,              June 30,
                    ___________________________________________
                        2006        2005       2006       2005
                    __________  ___________  _________  _______
Income (loss)
from continuing
operations
(numerator)          $ (1,943)   $ (2,565)   $ (5,204)   $ (4,211)

Income (loss)
from discontinued
operations
(numerator)                -          -          -              -

Income (loss)
from cumulative
effect of change
in accounting
principle                  -          -          -              -
                    _________  __________  __________  ____________
Income (loss)
available to
common Shareholders
(numerator)         $  (1,943)  $  (2,565)   $ (5,204)   $ (4,211)

                    __________  __________  __________  ___________
Weighted average
number of common
 Shares outstanding
used in loss per
share for the period
(denominator)        2,000,000  2,000,000   2,000,000   2,000,000
                    __________  _________  ___________  __________

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


                                   FIRST GROWTH INVESTORS, INC.



Date: August 10, 2006              by:      /s/ Pam Jowett
                                   Pam Jowett, President & Director