Form 10QSB
period 2006-09-30
FIRST GROWTH INVESTORS INC
filed 2006-11-14
CIK 1047857

U.S. SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C.  20549

                             FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED:  September 30, 2006

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

The number of $.001 par value common shares outstanding at September 30, 2006:
2,000,000

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

                            SEPTEMBER 30, 2006

                       FIRST GROWTH INVESTORS, INC.
                       [A Development Stage Company]




                                 CONTENTS

                                                              PAGE

        -  Unaudited Condensed Balance Sheet,
            September 30, 2006                                  2


        -  Unaudited Condensed Statements of Operations,
            for the three and nine months ended September
            30, 2006 and 2005 and from inception on
            September 9, 1997 through September 30, 2006        3


        -  Unaudited Condensed Statements of Cash Flows,
            for the nine months ended September 30, 2006
             and 2005 and from inception on September 9,
             1997 through September 30, 2006                    4


        -  Notes to Unaudited Condensed Financial Statements  5 - 6

		        FIRST GROWTH INVESTORS, INC.
                       [A Development Stage Company]

                    UNAUDITED CONDENSED BALANCE SHEET


                                  ASSETS

                                                     September 30,
                                                          2006
                                                      ___________
CURRENT ASSETS:
  Cash                                                 $        -
                                                      ___________
        Total Current Assets                                    -
                                                      ___________
                                                       $        -
                                                      ___________

              LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


CURRENT LIABILITIES:
  Accounts payable                                     $       50
  Accounts payable - related party                            525
  Accrued interest - related party                            246
  Advances from related party                               8,045
                                                      ___________
        Total Current Liabilities                           8,866
                                                      ___________

STOCKHOLDERS' EQUITY (DEFICIT):
  Preferred stock, $.001 par value,
   1,000,000 shares authorized,
   no shares issued and outstanding                             -
  Common stock, $.001 par value,
   24,000,000 shares authorized,
   2,000,000 shares issued and
   outstanding                                              2,000
  Capital in excess of par value                           80,972
  Deficit accumulated during the
   development stage                                     (91,838)
                                                      ___________
        Total Stockholders'
	  Equity (Deficit)                                (8,866)
                                                      ___________
                                                      $        -
                                                      ___________







The accompanying notes are an integral part of these unaudited condensed financial statements.

		        FIRST GROWTH INVESTORS, INC.
                       [A Development Stage Company]

               UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

                                                                     From
							           Inception
                              For the Three       For the Nine        on
                              Months Ended        Months Ended    September 9,
                              September 30,       September 30,  1997, Through
                           __________________  _________________ September 30,
                             2006       2005     2006      2005       2006
                           _______   ________  _______  ________  _________
REVENUE                    $    -    $     -   $    -   $     -   $      -

EXPENSES:
  General and
   administrative           2,475      1,570    7,575     5,721     28,445
                           _______   ________  _______  ________  _________
LOSS BEFORE OTHER
 INCOME (EXPENSE)          (2,475)    (1,570)  (7,575)   (5,721)   (28,445)

OTHER INCOME (EXPENSE):
  Interest Expense           (142)      (114)    (246)     (174)    (8,137)
                           _______   ________  _______  ________  _________


LOSS BEFORE INCOME TAXES   (2,617)    (1,684)  (7,821)   (5,895)   (36,582)

CURRENT TAX EXPENSE             -          -        -         -          -

DEFERRED TAX EXPENSE            -          -        -         -          -
                           _______   ________  _______  ________  _________


LOSS FROM CONTINUING
  OPERATIONS               (2,617)    (1,684)  (7,821)   (5,895)   (36,582)
                           _______   ________  _______  ________  _________


DISCONTINUED OPERATIONS:
  Loss from operations
   of discontinued
   wine investment
   business (net of
   $0 in income taxes)          -          -        -         -    (54,506)
                           _______   ________  _______  ________  _________

LOSS FROM DISCONTINUED
  OPERATIONS                    -          -        -         -    (54,506)
                           _______   ________  _______  ________  _________

CUMULATIVE EFFECT OF
  CHANGE IN
  ACCOUNTING PRINCIPLE          -          -        -         -       (750)
                           _______   ________  _______  ________  _________


NET LOSS                  $(2,617)   $(1,684) $(7,821)  $(5,895)  $(91,838)
                           _______   ________  _______  ________  _________


LOSS PER COMMON SHARE:
  Continuing operations      (.00)      (.00)    (.00)     (.00)
  Discontinued operations       -          -        -         -
  Gain (loss) on disposal
   of discontinued
   operations                   -          -        -         -
  Cumulative effect of
   change in accounting
   principle                    -          -        -         -
                           _______   ________  _______  ________


  Net Loss Per
    Common Share           $ (.00)   $  (.00)  $ (.00)  $  (.00)
                           _______   ________  _______  ________


The accompanying notes are an integral part of these unaudited condensed financial statements.

                        FIRST GROWTH INVESTORS, INC.
                       [A Development Stage Company]

               UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS


                                                                  From
				                                Inception
					  For the Nine Months      on
                                          Ended September 30,   September 9,
                                          ___________________  1997 Through
                                            2006       2005    September 30,
                                                                  2006
                                        _________  _________   __________
Cash Flows from Operating Activities:
 Net loss                               $ (7,821)  $ (5,895)   $ (91,838)
 Adjustments to reconcile net
   loss to net cash used by
   operating activities:
  Amortization expense                         -          -          250
  Effect of change in accounting principle     -          -          750
  Changes in assets and liabilities
   Increase in accrued interest
     - related party                         246        174        6,954
   (Decrease) Increase in accounts payable  (995)    (1,820)          50

                                         _________  _________   __________
        Net Cash (Used) by
         Operating Activities             (8,570)    (7,541)     (83,834)
                                         _________  _________   __________

Cash Flows from Investing Activities:
 Payment of organization costs                 -          -       (1,000)
                                         _________  _________   __________

        Net Cash (Used) by
         Investing Activities                  -          -       (1,000)
                                         _________  _________   __________

Cash Flows from Financing Activities:
 Proceeds from related party advances      8,570      6,138       35,472
 Proceeds from common stock issuance           -          -       55,050
 Stock offering costs                          -          -       (5,688)
 Proceeds from short-term loan and advance     -          -       27,350
 Payments on short-term loan and advance       -          -      (27,350)
                                         _________  _________   __________

     Net Cash Provided by
      Financing Activities                 8,570      6,138       84,834
                                         _________  _________   __________

Net Increase (Decrease) in Cash                -     (1,403)           -

Cash at Beginning of Period                    -      1,403            -
                                         _________  _________   __________

Cash at End of Period                    $     -    $     -     $      -
                                         _________  _________   __________

Supplemental Disclosures of Cash Flow Information:
  Cash paid during the periods for:
    Interest                             $     -    $    -      $    994
    Income taxes                         $     -    $    -      $  1,905

Supplemental Schedule of Non-cash Investing and Financing Activities:
  For the nine months ended September 30, 2006:
     None

  For the nine months ended September 30, 2005:
     None



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

  Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2006 and 2005 and for the periods then ended have been made.

  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2005 audited financial statements. The results of operations for the periods ended September 30, 2006 and 2005 are not necessarily indicative of the operating results for the full year.

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

NOTE 3 - RELATED PARTY TRANSACTIONS

  Related  Party  Loans  -  At September 30, 2006,   a  shareholder  of  the
  Company had advanced a total of $8,570 to the Company. The advances are due on demand and bear interest at 10% per annum. Interest expense for the nine months ended September 30, 2006 and 2005 amounted to $246 and $174, respectively.

  At December 31, 2005 a shareholder of the Company had loaned a total of $16,450 to the Company. At December 31, 2005 the shareholder forgave all the advances and accrued interest. Due to the related party nature of the debt the Company recorded the forgiveness as a contribution to capital.

                        FIRST GROWTH INVESTORS, INC.
                       [A Development Stage Company]

             NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 4 - LOSS PER SHARE

  The following data show the amounts used in computing loss per share for the periods presented:

                           For the Three           For the Nine
                           Months Ended            Months Ended
                           September 30,           September 30,
                    ________________________________________________
                        2006         2005        2006        2005
                    ___________   __________  __________  __________
  Income (loss)
  from continuing
  operations
  (numerator)         $ (2,617)    $ (1,684)  $ (7,821)    $ (5,895)

  Income (loss)
  from discontinued
  operations
  (numerator)                -            -          -            -

  Income (loss)
  from cumulative
  effect of change
  in accounting
  principle                  -            -          -            -
                    ___________   __________  __________  __________

  Income (loss)
  available to
  common Shareholders
  (numerator)         $ (2,617)  $   (1,684)  $ (7,821)    $ (5,895)
                    ___________   __________  __________  __________

  Weighted average
  number of common
  Shares outstanding
  used in loss per
  share for the
  period
  (denominator)      2,000,000    2,000,000  2,000,000    2,000,000
                    ___________  __________  __________   __________


  Dilutive loss per share was not presented, as the Company had no common equivalent shares for all periods presented that would affect the computation of diluted loss per share.

      ------=_20061112205138_96872
Content-Type: text/plain; name="kayenta0906fs.txt"
Content-Disposition: attachment; filename="kayenta0906fs.txt"

                          KAYENTA KREATIONS, INC.
                       [A Development Stage Company]

                 UNAUDITED CONDENSED FINANCIAL STATEMENTS

                            September 30, 2006

                          KAYENTA KREATIONS, INC.
                       [A Development Stage Company]




                                 CONTENTS

                                                                  PAGE

        -  Unaudited Condensed Balance Sheet,
             September 30, 2006                                     2


        -  Unaudited Condensed Statements of Operations,
             for the three and nine months ended September 30,
             2006 and 2005 and from inception on December 26,
             1995 through September 30, 2006                        3


        -  Unaudited Condensed Statements of Cash Flows,
             for the nine months ended September 30, 2006 and
             2005 and from inception on December 26, 1995
             through September 30, 2006                             4


        -  Notes to Unaudited Condensed Financial Statements      5 - 6

                          KAYENTA KREATIONS, INC.
                       [A Development Stage Company]

                    UNAUDITED CONDENSED BALANCE SHEET


                                  ASSETS

                                                     September 30,
                                                          2006
                                                      ___________
CURRENT ASSETS:
  Cash                                                 $        -
                                                      ___________
        Total Current Assets                           $        -
                                                      ___________


              LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


CURRENT LIABILITIES:
  Accounts payable                                     $      310
  Accounts payable - related party                            525
  Advances from related party                               7,880
  Accrued interest - related party                            259
                                                      ___________
        Total Current Liabilities                           8,974
                                                      ___________

STOCKHOLDERS' EQUITY (DEFICIT):
  Preferred stock, $.001 par value,
   5,000,000 shares authorized,
   no shares issued and outstanding                             -
  Common stock, $.001 par value,
   50,000,000 shares authorized,
   1,316,292 shares issued and
   outstanding                                              1,316
  Capital in excess of par value                           95,006
  Deficit accumulated during the
    development stage                                   (105,296)
                                                      ___________
        Total Stockholders' Equity (Deficit)              (8,974)
                                                      ___________

                                                      $        -
                                                      ___________








 The accompanying notes are an integral part of these unaudited condensed financial statements.

                          KAYENTA KREATIONS, INC.
                       [A Development Stage Company]

               UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

                           For the Three        For the Nine
                           Months Ended         Months Ended    From Inception
                           September 30,        September 30,   on December 26,
                         __________________   __________________  1995 Through
                           2006      2005       2006      2005   Sept. 30, 2006
                         ________  ________   ________  ________   __________
REVENUE                  $     -   $     -    $     -   $     -    $       -

EXPENSES:
  General and
   administrative          2,210     1,787      7,421     5,677       35,743
                         ________  ________   ________  ________   __________
LOSS BEFORE OTHER
  INCOME (EXPENSE)        (2,210)   (1,787)    (7,421)   (5,677)     (35,743)

OTHER INCOME (EXPENSE):
   Interest expense         (152)     (145)      (259)     (241)      (4,231)
                         ________  ________   ________  ________   __________
LOSS BEFORE
 INCOME TAXES             (2,362)   (1,932)    (7,680)   (5,918)     (39,974)

CURRENT TAX EXPENSE            -         -          -         -            -

DEFERRED TAX EXPENSE           -         -          -         -            -
                         ________  ________   ________  ________   __________
LOSS FROM CONTINUING
  OPERATIONS              (2,362)   (1,932)    (7,680)   (5,918)     (39,974)

DISCONTINUED OPERATIONS:
  Loss from operations
   of Discontinued
   coloring art book
   business (including
   gain on disposal of
   $0, $0, and $0
   respectively)               -         -          -         -      (64,924)
  Income tax benefit           -         -          -         -            -
                         ________  ________   ________  ________   __________
LOSS FROM DISCONTINUED
  OPERATIONS                   -         -          -         -      (64,924)

CUMULATIVE EFFECT OF
 CHANGE IN ACCOUNTING
 PRINCIPLE                     -         -          -         -         (398)
                         ________  ________   ________  ________   __________

NET (LOSS)               $(2,362)  $(1,932)   $(7,680)  $(5,918)   $(105,296)
                         ________  ________   ________  ________   __________
LOSS PER COMMON SHARE:
  Continuing operations   $ (.00)   $ (.00)    $ (.00)   $ (.00)
  Discontinued operations      -         -          -         -
  Cumulative effect
   of change in
   accounting principle        -         -          -         -
                         ________  ________   ________  ________
Net Loss Per
 Common Share             $ (.00)   $ (.00)    $ (.01)   $ (.00)
                         ________  ________   ________  ________

 The accompanying notes are an integral part of these unaudited condensed financial statements.

                          KAYENTA KREATIONS, INC.
                       [A Development Stage Company]

               UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS


                                         For the Nine Months  From Inception
                                         Ended September 30,  on December 26,
                                          __________________   1995 Through
                                            2006      2005    Sept. 30, 2006
                                          ________  ________   _____________
Cash Flows from Operating Activities:
 Net loss                                 $(7,680)  $(5,918)    $(105,296)
 Adjustments to reconcile net loss
   to net cash used by
   operating activities:
  Amortization expense                          -         -           602
  Depreciation                                  -         -         9,610
  Effect of change in accounting principle      -         -           398
  Loss on disposal of assets                    -         -         4,485
  Changes in assets and liabilities:
   Increase (decrease) in
     accounts payable                        (984)   (1,920)          310
   Increase (decrease) in
     accounts payable-related party           525         -           525
   Increase in accrued
     interest - related party                 259       241         1,876
                                          ________  ________   _____________
        Net Cash (Used) by
         Operating Activities              (7,880)   (7,597)      (87,490)
                                          ________  ________   _____________

Cash Flows from Investing Activities:
 Payment of organization costs                  -         -        (1,000)
 Purchase of equipment                          -         -       (13,323)
                                          ________  ________   _____________
        Net Cash (Used) by
         Investing Activities                   -         -       (14,323)
                                          ________  ________   _____________
Cash Flows from Financing Activities:
 Proceeds from advances from shareholder    7,880     7,597        43,601
 Proceeds from common stock issuance            -         -        72,725
 Stock offering costs                           -         -       (14,533)
 Capital contributions                          -         -            20
                                          ________  ________   _____________
        Net Cash Provided by
         Financing Activities               7,880     7,597       101,813
                                          ________  ________   _____________

Net Increase (Decrease) in Cash                 -         -             -

Cash at Beginning of Period                     -         -             -
                                          ________  ________   _____________

Cash at End of Period                     $     -   $     -     $       -
                                          ________  ________   _____________

Supplemental Disclosures of Cash Flow Information:
  Cash paid during the periods for:
    Interest                              $     -   $     -     $      80
    Income taxes                          $     -   $     -     $       -

Supplemental Schedule of Non-cash Investing and Financing Activities:
  For the nine months ended September, 30 2006:
     None
  For the nine months ended September, 30 2005:
     None



 The accompanying notes are an integral part of these unaudited condensed financial statements.

                          KAYENTA KREATIONS, INC.
                       [A Development Stage Company]

              NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Organization - Kayenta Kreations, Inc. ("the Company") was organized under the laws of the State of Nevada on December 26, 1995. The Company previously produced and marketed a children's coloring art book depicting various aspects of life in the Southwestern and Western United States. The Company discontinued its coloring art book business effective December 30, 2001. The Company is currently seeking other business opportunities. The Company has not generated significant revenues and is considered a development stage company as defined in Statement of Financial Accounting Standards No. 7. The Company has, at the present time, not paid any dividends and any dividends that may be paid in the future will depend upon the financial requirements of the Company and other relevant factors.

  Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2006 and 2005 and for the periods then ended have been made.

  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2005 audited financial statements. The results of operations for the periods ended September 30, 2006 and 2005 are not necessarily indicative of the operating results for the full year.

NOTE 2 - GOING CONCERN

  The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company has incurred losses since its inception and has no on-going operations. Further, the Company has current liabilities in excess
  of  current  assets.   These  factors raise substantial  doubt  about  the
  ability of the Company to continue as a going concern. In this regard, management is proposing to raise any necessary additional funds not provided by operations through loans or through additional sales of its common stock. There is no assurance that the Company will be successful in raising this additional capital or in achieving profitable operations. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

                          KAYENTA KREATIONS, INC.
                       [A Development Stage Company]

             NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 3 - RELATED PARTY TRANSACTIONS

  Advance from Shareholder - As of September 30, 2006, a shareholder of the Company has made advances totaling $7,880 to the Company. The advances bear interest at 10% per annum and are due on demand. Accrued interest expense at September 30, 2006 amounted to $259.

  Legal Services - An entity owned by a shareholder of the Company provided legal services for the Company. Legal fees to the entity for the nine months ended September 30, 2006 amounted to $2,400. At September 30, 2006 the Company owed a total of $525 to the shareholder.

NOTE 4 - LOSS PER SHARE

  The following data show the amounts used in computing loss per share for the periods presented:

                        For the Three         For the Nine
                        Months Ended          Months Ended
                        September 30,         September 30,
                   ____________________    ____________________
                      2006      2005         2006       2005
                   _________  _________    _________  _________
 Loss from
 continuing
 operations
 (numerator)       $ (2,362)  $ (1,932)    $ (7,680)  $ (5,918)

 Loss from
 discontinued
 operations
 (numerator)              -          -            -          -


 Cumulative
 effect of
 change in
 Accounting
 principle
 (numerator)              -          -            -          -

                   _________  _________    _________  _________
  Weighted
  average
  number of
  common shares
  outstanding
  used in loss
  per share
  during the
  period
 (denominator)     1,316,292  1,316,292    1,316,292  1,316,292
                   _________  _________    _________  _________


  Dilutive loss per share was not presented, as the Company had no common equivalent shares for all periods presented that would affect the computation of diluted loss per share.

NOTE 5 - SUBSEQUENT EVENTS

  The Company has entered into a non-binding letter of intent to acquire a private company. The potential acquisition is subject to certain conditions precedent and no assurance can be given that the acquisition will be completed. If completed, it will involve a change of management and shareholder control along with other matters.

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


                              FIRST GROWTH INVESTORS, INC.



Date: November 13, 2006            by:      /s/ Pam Jowett

                                   Pam Jowett, President & Director