Form 10KSB
period 2006-12-31
FIRST GROWTH INVESTORS INC
filed 2007-04-02
CIK 1047857

U.S. SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C.  20549

                             FORM 10-KSB

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2006   Commission File No. 333-83125

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

The aggregate market value of voting stock held by non-affiliates is not determinable because of the lack of any meaningful market value quotations. (See Item 5 herein).

The number of shares outstanding of the Issuer's common stock at December 31, 2006: 2,000,000

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

     (B)  BUSINESS OF COMPANY.

     First Growth Investors was formed to take advantage of what management believed was a money making opportunity that could be realized through buying, selling and investing in select vintages of wines. The philosophy was simple; buy California's and France's premier red wines when first released and hold them for investment, appreciation and later resale, then sell the wines after a 12 to 24 month period. It was anticipated, but not assured, that the appreciation of the wines would be greatest within this period. The Company would then take any proceeds from investment, roll it over, and reinvest in the next release of the wines. While the initial purchase of wines, an investment costing about $50,000, was subsequently sold for an amount which generated a gross profit in excess of $20,000, the Company did not continue to be successful in this venture. This business was not successful, and operations were eventually discontinued. The Company is not presently engaged in any business activities and has no operations. Presently the Company's principal activity has been to investigate potential acquisitions. There is no written agreement in effect with respect to any potential business acquisition. If any suitable potential business acquisition is located and completed, it will in all likelihood involve a change in management and shareholder control of the company. There is no assurance the Company could become involved with any business venture, especially any business venture requiring significant capital.

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

                               PART II

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     (A)  MARKET INFORMATION.

     The Common Stock of the Company is quoted on the Electronic Bulletin Board maintained by the National Association of Securities Dealers, Inc. under the symbol FGIV, but has not been traded in the over-the-counter market except on a very limited and sporadic basis. The following sets forth high and low bid price quotations for each calendar quarter during the last two fiscal years that trading occurred or quotations were available. Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

     Quarter Ended                 High                     Low
     March 31, 2005                $ .30                    $ .30
     June 30, 2005                 $ .75                    $ .05
     September 30, 2005            $ .75                    $ .75
     December 31, 2005             $ .65                    $ .65
     March 31, 2006                $   .70                  $ .70
     June 30, 2006                 $   .79                  $ .79
     September 30, 2006            $   .79                  $ .79
     December 31, 2006             $ 2.05                   $ .80

     (B)  HOLDERS.

     As of March 16, 2007, there were about 24 record holders of the Common
Stock.

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION. PLAN OF OPERATIONS.

     The Company is not presently engaged in any business activities and has no operations, income producing assets or significant operating capital. Management's plan of operation for the next twelve months is to continue to receive shareholder advances as necessary to provide general working capital to (i) handle the administrative and reporting requirements of a public company, and (ii) search for potential businesses, products, technologies and companies for acquisition. Presently the Company's principal activity has been to investigate potential acquisitions. At this time, we have no significant operating capital and do not know how long it will be necessary to fund necessary expenditures from shareholder advances, of which there is no assurance. There is also no assurance the Company could become involved with any business venture, especially any business venture requiring significant capital. We cannot anticipate what, if any, capital commitments for product research and development or significant purchases of plant or equipment, or change in the number of employees there may be, prior to completing a suitable business acquisition. At December 31, 2006, indebtedness of the Company to certain shareholders in the amount of $9,408 was forgiven and contributed to capital.

     The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company has incurred losses, has not established profitable operations and has current liabilities in excess of current assets. These factors raise substantial doubt about the ability of the Company to continue as a going concern. In this regard, management is proposing to raise any necessary additional funds not provided by operations through loans and/or through additional sales of its common stock. This may require additional advances from stockholders to pay accounting and legal fees associated with its filings. There is no assurance that the Company will be successful in raising this additional capital or in achieving profitable operations. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

ITEM 8B. OTHER INFORMATION.

     The Company is disclosing, in lieu of a report on Form 8-K which would otherwise be required to be filed, information on the change in control disclosed in Item 11 of this annual report on Form 10-KSB. The Company is a shell company not presently engaged in any business activities and has no operations. Presently the Company's principal activity has been to investigate potential acquisitions. If any suitable potential business acquisition is located and completed, it will then file a report on Form 8-K disclosing the information that would be required if the Company were filing a general form for registration of securities on Form 10.

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

Pam Jowett       53  Since inception   President & Secretary/Treasurer

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

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table contains stock ownership information about officers or directors, and other stockholders who we know to be beneficial owners of more than 5% of our stock. A beneficial owner of stock is any person who has or shares the power to decide how to vote or whether to dispose of the stock.

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

CHANGES IN CONTROL

     On March 30, 2007, Pam Jowett agreed to allow certain persons to purchase 1,540,000 shares of her common stock at a price of $.01 per share, for total consideration of $15,400 cash, paid with the purchasers' personal funds. The purchasers are set forth as follows:

Name & Address (1)            Shares        Amount($)   % (2)

Devonshire Partners, LLC         568,333     $5,684.00  28.4%
Thomas G. Kimble
311 So State Street #440
Salt Lake City, Utah 84111

Lynn Dixon                       393,334 (3) $3,934.00  19.7%
311 So State Street #460
Salt Lake City, Utah 84111

Van L. Butler                     10,000       $100.00    .5%
311 So State Street #440
Salt Lake City, Utah 84111

Real Path, Inc. -                400,000     $4,000.00  20%
Sue Rupert
2232 South Nellis Blvd #211
Las Vegas, NV 89104

Laszlo Schwartz -                168,333     $1,684.00   8.4%
14 Dover Terrace
Monsey, NY 10952

Totals                        1,540,000     $15,402.00  77%

(1) The individual person shown with respect to any entity listed above has been represented to the Issuer as the sole beneficial owner of said entity.

(2)  This is based on 2,000,000 shares outstanding.

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

     Exhibits required by Item 601 of Regulation S-B.

          31. Certifications required by Rules 13a-14(a) or 15d-14(a).
          32. Section 1350 Certifications

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

(1) AUDIT FEES
     The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for the audit of the Company's annual financial statements and review of financial statements included in the Company's Form 10-Q (17 CFR 249.308a) or 10-QSB (17 CFR 249.308b) or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years was $3,840 for the fiscal year ended December 31, 2005. and $5,620 for the fiscal year ended December 31, 2006.

(2) AUDIT-RELATED FEES
     The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of the Company's financial statements was $-0- for the fiscal year ended December 31, 2005, and $-0- for the fiscal year ended December 31, 2006.

(3) TAX FEES
     The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was $250 for the fiscal year ended December 31, 2005, and $250 for the fiscal year ended December 31, 2006.

(4) ALL OTHER FEES
     The aggregate fees billed in each of the last two fiscal years for products and services provided by the principal accountant, other than the services reported above was $-0- for the fiscal year ended December 31, 2005, and $-0- for the fiscal year ended December 31, 2006.

(5) PRE-APPROVAL POLICIES AND PROCEDURES
     Before the accountant is engaged by the issuer to render audit or non-audit services, the engagement is approved by the company's board of directors acting as the audit committee.

                       FIRST GROWTH INVESTORS, INC.
                       [A Development Stage Company]

                           FINANCIAL STATEMENTS

                             DECEMBER 31, 2006

                       FIRST GROWTH INVESTORS, INC.
                       [A Development Stage Company]




                                 CONTENTS

                                                                     PAGE

        -  Report of Independent Registered Public Accounting Firm     1


        -  Balance Sheet, December 31, 2006                            2


        -  Statements of Operations, for the years
            ended December 31, 2006 and 2005
            and from inception on September 9, 1997
            through December 31, 2006                                  3

        -  Statement of Stockholders' Equity (Deficit),
            from inception on September 9, 1997 through
            December 31, 2006                                        4 - 5

        -  Statements of Cash Flows, for the years
            ended December 31, 2006 and 2005
            and from inception on September 9, 1997
            through December 31, 2006                                  6


        -  Notes to Financial Statements                             7 - 11

          REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



Board of Directors
First Growth Investors, Inc.
Salt Lake City, Utah

We have audited the accompanying balance sheet of First Growth Investors, Inc. [a development stage company] as of December 31, 2006, and the related statements of operations, stockholders' equity (deficit) and cash flows for the years ended December 31, 2006 and 2005 and for the period from inception on September 9, 1997 through December 31, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of First Growth Investors, Inc. as of December 31, 2006, and the results of its operations and its cash flows for the years ended December 31, 2006 and 2005 and for the period from inception on September 9, 1997 through December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that First Growth Investors, Inc. will continue as a going concern. As discussed in Note 5 to the financial statements, First Growth Investors, Inc. has incurred losses since its inception and has not yet established profitable operations. Further, the Company has current liabilities in excess of current assets. These factors raise substantial doubt about the ability of the Company to continue as a going concern. Management's plans in regards to these matters are also described in Note 5. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.



PRITCHETT, SILER & HARDY, P.C.
March 5, 2007
Salt Lake City, Utah

                       FIRST GROWTH INVESTORS, INC.
                       [A Development Stage Company]

                               BALANCE SHEET


                                  ASSETS


                                                      December 31,
                                                          2006
                                                      ___________
CURRENT ASSETS:
  Cash                                                 $        -
                                                      ___________
        Total Current Assets                                    -
                                                      ___________
                                                       $        -
                                                     ____________


              LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


CURRENT LIABILITIES:
  Accounts payable                                     $    1,225

                                                      ___________
        Total Current Liabilities                           1,225
                                                      ___________

STOCKHOLDERS' EQUITY (DEFICIT):
  Preferred stock, $.001 par value,
   1,000,000 shares authorized,
   no shares issued and outstanding                             -
  Common stock, $.001 par value,
   24,000,000 shares authorized,
   2,000,000 shares issued and
   outstanding                                              2,000
  Capital in excess of par value                           90,380
  Deficit accumulated during the
   development stage                                     (93,605)
                                                      ___________
        Total Stockholders' Equity (Deficit)              (1,225)
                                                      ___________
                                                      $        -
                                                     ____________







The accompanying notes are an integral part of these financial statements.

                       FIRST GROWTH INVESTORS, INC.
                       [A Development Stage Company]

                         STATEMENTS OF OPERATIONS

                                       For the        From Inception
                                      Year Ended      on September 9,
                                     December 31,     1997, Through
                               _____________________   December 31,
                                   2006       2005        2006
                               _________   _________    __________
REVENUE                        $      -    $      -     $       -

EXPENSES:
  General and administrative      9,125       7,235        29,995
                               _________   _________    __________

LOSS BEFORE OTHER INCOME
 (EXPENSE)                       (9,125)     (7,235)      (29,995)
                               _________   _________    __________

OTHER INCOME (EXPENSE):
  Interest Expense                 (463)       (330)       (8,354)
                               _________   _________    __________

LOSS BEFORE INCOME TAXES         (9,588)     (7,565)      (38,349)

CURRENT TAX EXPENSE                    -          -             -

DEFERRED TAX EXPENSE                   -          -             -
                               _________   _________    __________
LOSS FROM CONTINUING
OPERATIONS                       (9,588)     (7,565)      (38,349)
                               _________   _________    __________
DISCONTINUED OPERATIONS:
  Loss from operations
   of discontinued wine
   investment business
   (net of $0 in
    income taxes)                     -           -       (54,506)
  Gain (loss) on disposal
   of discontinued wine
    investment business
    operations (net
    of $0 in income taxes             -           -             -
                               _________   _________    __________
LOSS FROM DISCONTINUED
OPERATIONS                            -           -       (54,506)
                               _________   _________    __________
CUMULATIVE EFFECT OF
 CHANGE IN ACCOUNTING
 PRINCIPLE                            -           -          (750)
                               _________   _________    __________
NET LOSS                       $ (9,588)   $ (7,565)    $ (93,605)
                               _________   _________    __________
LOSS PER COMMON SHARE:
  Continuing operations            (.00)       (.00)
  Discontinued operations             -                         -
  Gain (loss) on disposal of
     discontinued operations          -           -
  Cumulative effect of change in
     accounting principle             -           -
                               _________   _________
  Net Loss Per Common Share    $   (.00)   $   (.00)
                               _________   _________


The accompanying notes are an integral part of these financial statements.

                       FIRST GROWTH INVESTORS, INC.
                       [A Development Stage Company]

                STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

              FROM THE DATE OF INCEPTION ON SEPTEMBER 9, 1997

                         THROUGH DECEMBER 31, 2006


                                                        Capital   Deficit
                                                          in      Accumulated
                  Preferred Stock     Common Stock      Excess    During the
                   ______________  __________________   of Par    Development
                   Shares  Amount    Shares   Amount     Value    Stage
                   ______  ______  _________  _______  ________   ___________
BALANCE,
 September 9, 1997      -  $    -          -  $     -  $      -   $        -

Shares issued
 to initial
 stockholders
 for cash,
 September 18,
 1997 at
 approximately
 $.0029 per share       -       -  1,750,000    1,750     3,300            -

Shares issued
 upon completion
 of offering of
 stock to the
 public at $.20
 per share,
 November 1997          -       -    250,000      250    49,750            -

Direct costs of
 the offering of
 common stock
 to the public          -       -          -        -    (5,688)           -

Net income (loss)
 from September 9,
 1997 (inception)
 to December 31,
 1997                   -       -          -        -         -       (2,350)
                   ______  ______  _________  _______  ________   ___________
BALANCE,
 December 31, 1997      -       -  2,000,000    2,000    47,362       (2,350)

Net loss for the
 year ended
 December 31, 1998      -       -          -        -         -       (1,440)
                   ______  ______  _________  _______  ________   ___________
BALANCE,
 December 31, 1998      -       -  2,000,000    2,000    47,362       (3,790)

Net income for the
 year ended
 December 31, 1999      -       -          -        -         -       14,032
                   ______  ______  _________  _______  ________   ___________
BALANCE,
 December 31, 1999      -       -  2,000,000    2,000    47,362       10,242

Net loss for the
 year ended
 December 31, 2000      -       -          -        -         -       (5,315)
                   ______  ______  _________  _______  ________   ___________
BALANCE,
 December 31, 2000      -       -  2,000,000    2,000    47,362        4,927

Net loss for the
 year ended
 December 31, 2001      -       -          -        -         -      (20,816)
                   ______  ______  _________  _______  ________   ___________
BALANCE,
 December 31, 2001      -       -  2,000,000    2,000    47,362      (15,889)

Net loss for the
 year ended
 December 31, 2002      -       -          -        -         -      (43,629)
                   ______  ______  _________  _______  ________   ___________
BALANCE,
 December 31, 2002      -       -  2,000,000    2,000    47,362      (59,518)




                                [Continued]

                       FIRST GROWTH INVESTORS, INC.
                       [A Development Stage Company]

                STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

              FROM THE DATE OF INCEPTION ON SEPTEMBER 9, 1997

                         THROUGH DECEMBER 31, 2006

                                [Continued]


                                                        Capital   Deficit
                                                          in      Accumulated
                  Preferred Stock     Common Stock      Excess    During the
                   ______________  __________________   of Par    Development
                   Shares  Amount    Shares   Amount     Value    Stage
                   ______  ______  _________  _______  ________   ___________

Net loss for the
 year ended
 December 31, 2003      -       -          -        -         -       (8,304)
                   ______  ______  _________  _______  ________   ___________
BALANCE,
 December 31, 2003      -       -  2,000,000    2,000    47,362      (67,822)

Debt forgiven by
 shareholders as
 a contribution
 to capital             -       -          -        -    26,673            -

Net loss for the
 year ended
 December 31, 2004      -       -          -        -         -       (8,630)
                   ______  ______  _________  _______  ________   ___________
BALANCE,
 December 31, 2004      -       -  2,000,000    2,000    74,035      (76,452)

Debt forgiven
 by shareholders
 as a contribution
 to capital             -       -          -        -     6,937            -

Net loss for the
 year ended
 December 31, 2005      -       -          -        -         -       (7,565)
                   ______  ______  _________  _______  ________   ___________

BALANCE,
 December 31, 2005      -       -  2,000,000    2,000    80,972      (84,017)

Debt forgiven
 by shareholders
 as a contribution
 to capital             -       -          -        -     9,408            -

Net loss for the
 year ended
 December 31, 2006      -       -          -        -         -       (9,588)
                   ______  ______  _________  _______  ________   ___________

BALANCE,
 December 31, 2006      -  $    -  2,000,000  $ 2,000  $ 90,380    $ (93,605)
                   ______  ______  _________  _______  ________   ___________












The accompanying notes are an integral part of these financial statements.

                       FIRST GROWTH INVESTORS, INC.
                       [A Development Stage Company]

                         STATEMENTS OF CASH FLOWS


                                        For the        From Inception
                                       Year Ended      on September 9,
                                      December 31,     1997, Through
                                _____________________   December 31,
                                     2006      2005         2006
                                _________   _________    __________
Cash Flows From
 Operating Activities:
  Net loss                      $ (9,588)   $ (7,565)    $ (93,605)
  Adjustments to reconcile
   net loss to net cash
   used by operating
   activities:
    Non-cash expense                 463         330         7,171
    Amortization expense               -           -           250
    Effect of change
     in accounting principle           -           -           750
    Change in assets
     and liabilities:
      Increase(decrease)
       in accounts payable           180        (775)        1,225
                                _________   _________    __________
        Net Cash (Used) by
         Operating Activities     (8,945)     (8,010)      (84,209)
                                _________   _________    __________
Cash Flows From
 Investing Activities:
  Payment of
   organization costs                  -           -        (1,000)
                                _________   _________    __________
        Net Cash (Used) by
         Investing Activities          -           -        (1,000)
                                _________   _________    __________
Cash Flows From
 Financing Activities:
  Proceeds from advances
   from shareholders               8,945       6,607        35,847
  Proceeds from common
   stock issuance                      -           -        55,050
  Stock offering costs                 -           -        (5,688)
  Proceeds from short-term
   loan and advance                    -           -        27,350
  Payments on short-term
   loan and advance                    -           -       (27,350)
                                _________   _________    __________
        Net Cash Provided by
         Financing Activities      8,945       6,607        85,209
                                _________   _________    __________
Net Increase (Decrease)
  in Cash                              -      (1,403)            -

Cash at Beginning of Period            -       1,403             -
                                _________   _________    __________
Cash at End of Period           $      -    $      -    $        -
                                _________   _________    __________

Supplemental Disclosures of Cash Flow Information:
  Cash paid during the periods for:
    Interest                    $      -    $      -    $      994
    Income taxes                $      -    $      -    $    1,905

Supplemental Schedule of Noncash Investing and Financing Activities:

  For the year ended December 31, 2006:
     Shareholders forgave debts and accrued interest totaling $9,408. Due to the related party nature of the debt, the Company recorded the forgiveness as a contribution to Capital.

  For the year ended December 31, 2005:
     Shareholders forgave debts and accrued interest totaling $6,937. Due to the related party nature of the debt, the Company recorded the forgiveness as a contribution to Capital.




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

  Income Taxes - The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." This statement requires an asset and liability approach for accounting for income taxes. [See Note 4]

  Loss Per Share - The Company computes loss per share in accordance with Statement of Financial Accounting Standards No. 128 "Earnings Per Share," which requires the Company to present basic and dilutive loss per share when the effect is dilutive [See Note 7].

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

  Recently Enacted Accounting Standards - Statement of Financial Accounting Standards ("SFAS") No. 151, "Inventory Costs - an amendment of ARB No. 43, Chapter 4", SFAS No. 152, "Accounting for Real Estate Time-Sharing Transactions - an amendment of FASB Statements No. 66 and 67", SFAS No. 153, "Exchanges of Nonmonetary Assets - an amendment of APB Opinion No. 29", SFAS No. 123 (revised 2004), "Share-Based Payment", and SFAS No. 154, "Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3", SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statements No. 133 and 140", SFAS No. 156, " Accounting for the Servicing of Financial Assets", SFAS No. 157, "Fair Value Measurements", and SFAS No. 158, "Employers' Accounting for Defined Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R)*, were recently issued.

                       FIRST GROWTH INVESTORS, INC.
                       [A Development Stage Company]

                       NOTES TO FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Cont.)

  SFAS No. 151, 152, 153, 123 (revised 2004), 154, 155, 156, 157, and  158 have no current applicability to the Company or their effect on the financial statements would not have been significant.

  Reclassification - The financial statements for periods prior to December 31, 2006 have been reclassified to conform to the headings and classifications used in the December 31, 2006 financial statements.

NOTE 2 - DISCONTINUED OPERATIONS

  On December 31, 2003, the Company discontinued its wine investment business. The Company has accounted for this disposal in accordance with Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". At December 31, 2006, the Company had no assets or liabilities associated with its discontinued wine investment business.

  The following is a summary of the results of operations of the Company's discontinued wine investment business:

                                                            From Inception
                                     For the Year Ended     on September 9,
                                        December 31,        1997, Through
                                    _____________________   December 31,
                                       2006       2005         2006
                                    _________   _________    _________
         Revenue                    $       -   $       -    $ 99,820
         Cost of goods sold                 -           -    (118,168)
         General and administrative         -           -     (35,253)
         Other income                       -           -       1,000
         Income Taxes                       -           -      (1,905)
                                    _________   _________    _________
         Net loss                   $       -   $       -    $(54,506)
                                    _________   _________    _________

NOTE 3 - CAPITAL STOCK

  Preferred  Stock  -  The  Company  has authorized  1,000,000  shares  of preferred stock, $.001 par value, with such rights, preferences and designations and to be issued in such series as determined by the Board of Directors. No shares are issued and outstanding at December 31, 2006.

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

NOTE 3 - CAPITAL STOCK (Cont.)

  Common Stock Warrants - In 1999, the Company declared a dividend of 1,000,000 warrants to purchase common stock at $1.00 per share to shareholders of record as of September 30, 1999. All 1,000,000 warrants expired on June 30, 2002.

NOTE 4 - INCOME TAXES

  The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". SFAS No. 109 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards. The
  Company   has  available  at  December  31,  2006,  an  operating   loss
  carryforward of approximately $91,500, which may be applied against future taxable income and which expires in various years through 2026.

  The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards, the Company has established a valuation allowance equal to the tax effect of the loss carryforwards and, therefore, no deferred tax asset has been recognized for the loss carryforwards. The net deferred tax asset is approximately $31,100 and $27,900 as of December 31, 2006 and 2005, respectively, with an offsetting valuation allowance of the same amount. The change in the valuation allowance for the year ended December 31, 2006 is approximately $3,200.

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

  Advances from Related Party - During the year ended December 31, 2006 and December 31, 2005, a shareholder of the Company had loaned a total of $8,945 and $6,607 respectively, to the Company. The advances are due on demand and bear interest at 10% per annum. Accrued interest expense at December 31, 2006 and 2005 amounted to $463 and $330, respectively. At December 31, 2006 and 2005 the shareholder forgave all the advances and accrued interest. Due to the related party nature of the debt the Company recorded the forgiveness as a contribution to capital.

NOTE 7 - LOSS PER SHARE

  The following data show the amounts used in computing loss per share for the periods presented:
                                  For the Year Ended
                                     December 31,
                             _____________________________
                                   2006            2005
                             _____________   _____________
  Income (loss) from
  continuing operations
  (numerator)                $     (9,588)   $     (7,565)

  Income (loss) from
  discontinued operations
 (numerator)                            -               -

  Income (loss) from
  cumulative effect of
  change in accounting
  principle (numerator)                 -               -
                             _____________   _____________
  Income (loss) available
  to common shareholders
  (numerator)                $     (9,588)   $     (7,565)
                             _____________   _____________
  Weighted average number
  of common shares
  outstanding used in
  loss per share
  for the period
  (denominator)                  2,000,000       2,000,000
                             _____________   _____________

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

NOTE 9 - SUBSEQUENT EVENTS

  Change in Control - On March 30, 2007 the majority stockholder of the Company, who previously held 1,575,000 shares (approximately 79% of the outstanding stock of the Company), entered into a private transaction and sold 1,540,000 shares (approximately 77% of the outstanding stock of the Company) to five separate investors resulting in a change in control of the Company.

                              SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


First Growth Investors, Inc.



By:     /s/ Pam Jowett                               Date:   March 30, 2007
     Pam Jowett, President and Secretary/Treasurer
     Chief Executive Officer and
     Chief Financial Officer


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and the dates indicated.



By:      /s/ Pam Jowett                               Date:    March 30, 2007
     Pam Jowett, President and Secretary/Treasurer
     Chief Executive Officer and
     Chief Financial Officer

Supplemental Information to be Furnished With Reports Filed Pursuant to
Section 15(d) of the Exchange Act by Non Reporting Issuers

No annual report or proxy statement has been sent to security holders.