Form 10KSB/A
period 2006-12-31
FIRST GROWTH INVESTORS INC
filed 2007-04-20
CIK 1047857

U.S. SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C.  20549

                            FORM 10-KSB/A

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

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     On March 30, 2007, Pam Jowett, President and majority shareholder of the company, sold 1,540,000 of the 1,575,000 shares of stock previously owned by her to five other persons. After reflecting this transaction, the following table contains stock ownership information about officers, directors, and other stockholders who we know to be beneficial owners of more than 5% of our stock. A beneficial owner of stock is any person who has or shares the power to decide how to vote or whether to dispose of the stock.

                             Title of     Amount & Nature of    % of
Name and Address              Class       Beneficial Ownership  Class
Pam Jowett                   Common          35,000 shares      .0175%
2508 S. 1300 E.
SLC, UT 84106

Lynn Dixon                   Common         568,333 shares      28.4%
311 S. State, #460
SLC, UT 84111

Devonshire Partners, LLC     Common         568,333 shares      28.4%
Thomas G. Kimble
311 So State Street #440
Salt Lake City, Utah 84111

Real Path, Inc. -            Common         400,000 shares      20%
Sue Rupert
2232 South Nellis Blvd
#211
Las Vegas, NV 89104


Laszlo Schwartz -            Common         168,333 shares      8.4%
14 Dover Terrace
Monsey, NY 10952

All officers and directors   Common          35,000 shares      .0175%
as a group (1 person)


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


First Growth Investors, Inc.



By:     /s/ Pam Jowett                              Date:   April 20, 2007
     Pam Jowett, President and Secretary/Treasurer
     Chief Executive Officer and
     Chief Financial Officer


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and the dates indicated.



By:      /s/ Pam Jowett                              Date:   April 20, 2007
     Pam Jowett, President and Secretary/Treasurer
     Chief Executive Officer and
     Chief Financial Officer

Supplemental Information to be Furnished With Reports Filed Pursuant to
Section 15(d) of the Exchange Act by Non Reporting Issuers

No annual report or proxy statement has been sent to security holders.