Form 10QSB
period 2007-03-31
FIRST GROWTH INVESTORS INC
filed 2007-05-11
CIK 1047857

U.S. SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C.  20549

                             FORM 10-QSB

[ ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED:  March 31, 2007

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

The number of $.001 par value common shares outstanding at March 31, 2007:
2,000,000

                   FORWARD-LOOKING STATEMENT NOTICE

     When used in this report, the words "may," "will," "expect," "anticipate,""continue," "estimate," "project," "intend," and similar expressions are intended to identify forward-looking statements regarding events, conditions, and financial trends that may affect the Company's future plans of operations, business strategy, operating results, and financial position. Persons reviewing this report are cautioned that any forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties and that actual results may differ materially from those included within the forward-looking statements as a result of various factors. Such factors include general economic factors and conditions that may directly or indirectly impact the Company's financial condition or results of operations. Readers are cautioned not to place undue reliance on these forward-looking statements that speak only as of the date the statement was made.



                    PART I - FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS

     See attached.

                        FIRST GROWTH INVESTORS, INC.
                       [A Development Stage Company]

                 UNAUDITED CONDENSED FINANCIAL STATEMENTS

                              MARCH 31, 2007

                        FIRST GROWTH INVESTORS, INC.
                       [A Development Stage Company]




                                 CONTENTS

                                                          PAGE

        -   Unaudited Condensed Balance Sheet,
             March 31, 2007                                  2


        -   Unaudited Condensed Statements of Operations,
             for the three months ended March 31, 2007
             and 2006 and from inception on September 9,
             1997 through March 31, 2007                     3

        -   Unaudited Condensed Statements of Cash Flows,
             for the three months ended March 31, 2007
             and 2006 and from inception on September 9,
             1997 through March 31, 2007                     4


        -   Unaudited Condensed Notes to Financial
             Statements                                    5-6

                        FIRST GROWTH INVESTORS, INC.
                       [A Development Stage Company]

                     UNAUDITED CONDENSED BALANCE SHEET


                                  ASSETS


                                                       March 31,
                                                          2007
                                                      ___________
CURRENT ASSETS:
  Cash                                                $         -
                                                      ___________
        Total Current Assets                                    -
                                                      ___________
                                                      $         -
                                                      ___________


              LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


CURRENT LIABILITIES:
  Accounts payable                                    $     3,925
  Advances from related party                               1,225
  Accrued interest - related party                             25
                                                      ___________
        Total Current Liabilities                           5,175
                                                      ___________

STOCKHOLDERS' EQUITY (DEFICIT):
  Preferred stock, $.001 par value,
   1,000,000 shares authorized,
   no shares issued and outstanding                             -
  Common stock, $.001 par value,
   24,000,000 shares authorized,
   2,000,000 shares issued and
   outstanding                                              2,000
  Capital in excess of par value                           90,380
  Deficit accumulated during the
   development stage                                      (97,555)
                                                      ___________
        Total Stockholders' Equity (Deficit)               (5,175)
                                                      ___________
                                                      $         -
                                                      ___________







  The accompanying notes are an integral part of these financial statements.

                        FIRST GROWTH INVESTORS, INC.
                       [A Development Stage Company]

               UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

                                       For the Three       From Inception
                                        Months Ended       on September 9,
                                          March 31,         1997, Through
                                   ______________________     March 31,
                                      2007        2006          2007
                                   __________  __________  ______________
REVENUE                            $        -  $        -  $            -

EXPENSES:
  General and administrative            3,925       3,240          33,920
                                   __________  __________  ______________

LOSS BEFORE OTHER INCOME
 (EXPENSE)                             (3,925)     (3,240)        (33,920)
                                   __________  __________  ______________

OTHER INCOME (EXPENSE):
  Interest Expense                        (25)        (21)         (8,379)
                                   __________  __________  ______________

LOSS BEFORE INCOME TAXES               (3,950)     (3,261)        (42,299)

CURRENT TAX EXPENSE                         -           -               -

DEFERRED TAX EXPENSE                        -           -               -
                                   __________  __________  ______________
LOSS FROM CONTINUING
OPERATIONS                             (3,950)     (3,261)        (42,299)
                                   __________  __________  ______________
DISCONTINUED OPERATIONS:
  Loss from operations of
    discontinued wine investment
    business (net of $0 in
    income taxes)                           -           -         (54,506)
  Gain (loss) on disposal of
    discontinued wine investment
    business operations (net
    of $0 in income taxes                   -           -               -
                                   __________  __________  ______________
LOSS FROM DISCONTINUED
OPERATIONS                                  -           -         (54,506)
                                   __________  __________  ______________
CUMULATIVE EFFECT OF CHANGE
 IN ACCOUNTING PRINCIPLE                    -           -            (750)
                                   __________  __________  ______________
NET LOSS                           $   (3,950) $   (3,261) $      (97,555)
                                   __________  __________  ______________
LOSS PER COMMON SHARE:
  Continuing operations                  (.00)       (.00)
  Discontinued operations                   -           -
  Gain (loss) on disposal of
    discontinued operations                 -           -
  Cumulative effect of change
    in accounting principle                 -           -
                                   __________  __________
  Net Loss Per Common Share        $     (.00) $     (.00)
                                   __________  __________


  The accompanying notes are an integral part of these financial statements.

                        FIRST GROWTH INVESTORS, INC.
                       [A Development Stage Company]

               UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS


                                         For the Three       From Inception
                                          Months Ended       on September 9,
                                            March 31,         1997, Through
                                     ______________________     March 31,
                                        2007        2006          2007
                                     __________  __________  ______________
Cash Flows From Operating Activities:
  Net loss                           $   (3,950) $   (3,261) $      (97,555)
  Adjustments to reconcile net loss
    to net cash used by operating
    activities:
   Non-cash interest expense -
     related party                           25          21           7,196
   Amortization expense                       -           -             250
   Effect of change in accounting
     principle                                -           -             750
   Change in assets and liabilities:
     Increase(decrease) in accounts
     payable                              2,700       2,165           3,925
                                     __________  __________  ______________
        Net Cash (Used) by
          Operating Activities           (1,225)     (1,075)        (85,434)
                                     __________  __________  ______________
Cash Flows From Investing Activities:
  Payment of organization costs               -           -          (1,000)
                                     __________  __________  ______________
        Net Cash (Used) by
          Investing Activities                -           -          (1,000)
                                     __________  __________  ______________
Cash Flows From Financing Activities:
  Proceeds from advances from
    shareholders                          1,225       1,075          37,072
  Proceeds from common stock issuance         -           -          55,050
  Stock offering costs                        -           -          (5,688)
  Proceeds from short-term loan
    and advance                               -           -          27,350
  Payments on short-term loan and
    advance                                   -           -         (27,350)
                                     __________  __________  ______________
        Net Cash Provided by
          Financing Activities            1,225       1,075          86,434
                                     __________  __________  ______________
Net Increase (Decrease) in Cash               -           -               -

Cash at Beginning of Period                   -           -               -
                                     __________  __________  ______________
Cash at End of Period                $        -  $        -  $            -
                                     __________  __________  ______________

Supplemental Disclosures of Cash Flow Information:
  Cash paid during the periods for:
    Interest                         $        -  $        -  $          994
    Income taxes                     $        -  $        -  $        1,905

Supplemental Schedule of Noncash Investing and Financing Activities:
  For the three months ended March 31, 2007:
     None

  For the three months ended March 31, 2006:
     None




  The accompanying notes are an integral part of these financial statements.

                        FIRST GROWTH INVESTORS, INC.
                       [A Development Stage Company]

             UNAUDITED CONDENSED NOTES TO FINANCIAL STATEMENTS

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

  Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2007 and 2006 and for the periods then ended have been made.

  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2006 audited financial statements. The results of operations for the periods ended March 31, 2007 and 2006 are not necessarily indicative of the operating results for the full year.

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

                        FIRST GROWTH INVESTORS, INC.
                       [A Development Stage Company]

             UNAUDITED CONDENSED NOTES TO FINANCIAL STATEMENTS

NOTE 3 - RELATED PARTY TRANSACTIONS

  Advance from Shareholder - As of March 31, 2007, a shareholder of the Company has made advances totaling $1,225 to the Company. The advances bear interest at 10% per annum and are due on demand. Accrued interest expense at March 31, 2007 amounted to $25.

  Legal Services - An entity owned by a shareholder of the Company provided legal services for the Company. Legal fees to the entity for the three months ended March 31, 2007 amounted to $1,150. At March 31, 2007 the Company owed a total of $1,150 to the shareholder.

NOTE 4 - LOSS PER SHARE

  The following data show the amounts used in computing loss per share for the periods presented:
                                                 For the Three Months
                                                    Ended March 31,
                                                ______________________
                                                   2007        2006
                                                __________  __________
  Income (loss) from continuing
    operations (numerator)                      $   (3,950) $   (3,261)
  Income (loss) from discontinued
    operations (numerator)                               -           -
  Income (loss) from cumulative
    effect of change in accounting
    principle (numerator)                                -           -
                                                __________  __________
  Income (loss) available to common
    shareholders (numerator)                    $   (3,950) $   (3,261)
                                                __________  __________
  Weighted average number of common
    shares outstanding used in loss
    per share for the period (denominator)       2,000,000   2,000,000
                                                __________  __________

  Dilutive loss per share was not presented, as the Company had no common equivalent shares for all periods presented that would affect the computation of diluted loss per share.

NOTE 5 - CHANGE IN CONTROL

  On March 30, 2007 the majority stockholder of the Company, who previously held 1,575,000 shares (approximately 79% of the outstanding stock of the Company), entered into a private transaction and sold 1,540,000 shares (approximately 77% of the outstanding stock of the Company) to a group of investors, which resulted in a change in control of the Company.

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


                              FIRST GROWTH INVESTORS, INC.



Date: May 11, 2007            by:      /s/ Pam Jowett
                                   Pam Jowett, President & Director