Form 10QSB
period 2007-06-30
FIRST GROWTH INVESTORS INC
filed 2007-08-08
CIK 1047857

U.S. SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C.  20549

                             FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED:  June 30, 2007

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

The number of $.001 par value common shares outstanding at June 30, 2007:
2,000,000

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

                               JUNE 30, 2007

                       FIRST GROWTH INVESTORS, INC.
                       [A Development Stage Company]




                                 CONTENTS

                                                          PAGE

        -    Unaudited Condensed Balance Sheet,
            June 30, 2007                                    2


        -    Unaudited Condensed Statements of Operations,
            for the three and six months ended June
            30, 2007 and 2006 and from inception on
            September 9, 1997 through June 30, 2007          3


        -    Unaudited Condensed Statements of Cash Flows,
            for the six months ended June 30, 2007
            and 2006 and from inception on September 9,
            1997 through June 30, 2007                       4


        -    Notes to Unaudited Condensed Financial
            Statements                                   5 - 6

                       FIRST GROWTH INVESTORS, INC.
                       [A Development Stage Company]

                     UNAUDITED CONDENSED BALANCE SHEET


                                  ASSETS

                                                        June 30,
                                                          2007
                                                      ___________
CURRENT ASSETS:
  Cash                                                $         -
                                                      ___________
        Total Current Assets                                    -
                                                      ___________
                                                      $         -
                                                      ___________

              LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


CURRENT LIABILITIES:
  Accrued interest - related party                    $       133
Advances from related party                                 6,814
                                                      ___________
        Total Current Liabilities                           6,947
                                                      ___________

STOCKHOLDERS' EQUITY (DEFICIT):
  Preferred stock, $.001 par value,
   1,000,000 shares authorized,
   no shares issued and outstanding                             -
  Common stock, $.001 par value,
   24,000,000 shares authorized,
   2,000,000 shares issued and
   outstanding                                              2,000
  Capital in excess of par value                           90,380
  Deficit accumulated during the
    development stage                                     (99,327)
                                                      ___________
        Total Stockholders' Equity (Deficit)               (6,947)
                                                      ___________
                                                      $         -
                                                      ___________







 The accompanying notes are an integral part of these unaudited condensed financial statements.

                       FIRST GROWTH INVESTORS, INC.
                       [A Development Stage Company]

               UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

                             For the Three      For the Six    From Inception
                              Months Ended      Months Ended   on September 9,
                                June 30,          June 30,     1997, Through
                           _________________ _________________    June 30,
                             2007     2006     2007     2006        2007
                           ________ ________ ________ ________ ______________
REVENUE                    $      - $      - $      - $      - $            -

EXPENSES:
  General and
    administrative            1,664    1,860    5,589    5,100         35,584
                           ________ ________ ________ ________ ______________
LOSS BEFORE OTHER INCOME
 (EXPENSE)                  (1,664)  (1,860)  (5,589)  (5,100)       (35,584)

OTHER INCOME (EXPENSE):
  Interest Expense            (108)     (83)    (133)    (104)        (8,487)
                           ________ ________ ________ ________ ______________
LOSS BEFORE INCOME TAXES    (1,772)  (1,943)  (5,722)  (5,204)       (44,071)

CURRENT TAX EXPENSE               -        -        -        -              -

DEFERRED TAX EXPENSE              -        -        -        -              -
                           ________ ________ ________ ________ ______________
LOSS FROM CONTINUING
OPERATIONS                  (1,772)  (1,943)  (5,722)  (5,204)       (44,071)
                           ________ ________ ________ ________ ______________
DISCONTINUED OPERATIONS:
  Loss from operations of
   discontinued wine
   investment business
   (net of $0 in income
   taxes)                         -        -        -        -       (54,506)
                           ________ ________ ________ ________ ______________
LOSS FROM DISCONTINUED
OPERATIONS                        -        -        -        -       (54,506)
                           ________ ________ ________ ________ ______________
CUMULATIVE EFFECT OF CHANGE
 IN ACCOUNTING PRINCIPLE          -        -        -        -          (750)
                           ________ ________ ________ ________ ______________
NET LOSS                   $(1,772) $(1,943) $(5,722) $(5,204) $     (99,327)
                           ________ ________ ________ ________ ______________
LOSS PER COMMON SHARE:
  Continuing operations       (.00)    (.00)    (.00)    (.00)
  Discontinued operations         -        -        -        -
  Gain (loss) on disposal
   of discontinued
   operations                     -        -        -        -
  Cumulative effect of
   change in accounting
   principle                      -        -        -        -
                           ________ ________ ________ ________
  Net Loss Per Common
   Share                   $  (.00) $  (.00) $  (.00) $  (.00)
                           ________ ________ ________ ________

 The accompanying notes are an integral part of these unaudited condensed financial statements.

                       FIRST GROWTH INVESTORS, INC.
                       [A Development Stage Company]

               UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

                                        For the Six Months    From Inception
                                          Ended June 30,      on September 9,
                                      ______________________   1997 Through
                                         2007        2006      June 30, 2007
                                      __________  __________  ______________
Cash Flows from Operating Activities:
 Net loss                             $   (5,722) $   (5,204) $      (99,327)
 Adjustments to reconcile net loss
   to net cash used by operating
   activities:
  Non-cash interest expense -
   related party                             133         104           7,304
  Amortization expense                         -           -             250
  Effect of change in accounting
   principle                                   -           -             750
  Changes in assets and liabilities:
     (Decrease) Increase in accounts
       payable                            (1,225)        240               -
     Increase in accounts payable -
       related party                           -         525               -

                                      __________  __________  ______________
        Net Cash (Used) by
          Operating Activities            (6,814)     (4,335)        (91,023)
                                      __________  __________  ______________

Cash Flows from Investing Activities:
 Payment of organization costs                 -           -          (1,000)
                                      __________  __________  ______________
        Net Cash (Used) by
          Investing Activities                 -           -          (1,000)
                                      __________  __________  ______________

Cash Flows from Financing Activities:
 Proceeds from advances from
   shareholders                            6,814       4,335          42,661
 Proceeds from common stock issuance           -           -          55,050
 Stock offering costs                          -           -          (5,688)
 Proceeds from short-term loan and
   advance                                     -           -          27,350
 Payments on short-term loan and
   advance                                     -           -         (27,350)
                                      __________  __________  ______________
     Net Cash Provided by
       Financing Activities                6,814       4,335          92,023
                                      __________  __________  ______________

Net Increase (Decrease) in Cash                -           -               -

Cash at Beginning of Period                    -           -               -
                                      __________  __________  ______________

Cash at End of Period                 $        -  $        -  $            -
                                      __________  __________  ______________

Supplemental Disclosures of Cash Flow Information:
  Cash paid during the periods for:
    Interest                          $        -  $        -  $          994
    Income taxes                      $        -  $        -  $        1,905

Supplemental Schedule of Non-cash Investing and Financing Activities:
  For the six months ended June 30, 2007:
     None

  For the six months ended June 30, 2006:
     None



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

  Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2007 and 2006 and for the periods then ended have been made.

  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2006 audited financial statements. The results of operations for the periods ended June 30, 2007 and 2006 are not necessarily indicative of the operating results for the full year.

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

NOTE 3 - RELATED PARTY TRANSACTIONS

  Related Party Loans - At June 30, 2007, a shareholder of the Company had advanced a total of $6,814 to the Company. The advances are due on demand and bear interest at 10% per annum. Interest expense for the six months ended June 30, 2007 and 2006 amounted to $133 and $104, respectively.

                       FIRST GROWTH INVESTORS, INC.
                       [A Development Stage Company]

             NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 4 - LOSS PER SHARE

  The following data show the amounts used in computing loss per share for the periods presented:

                                   For the Three             For the Six
                                    Months Ended            Months Ended
                                      June 30,                June 30,
                               ______________________  ______________________
                                  2007        2006        2007        2006
                               __________  __________  __________  __________
  Income (loss) from continuing
    operations (numerator)     $  (1,772)  $  (1,943)  $  (5,722)  $  (5,204)
  Income (loss) from
    discontinued operations
    (numerator)                         -           -           -           -
  Income (loss) from cumulative
    effect of change in
    accounting principle                -           -           -           -
                               __________  __________  __________  __________
  Income (loss) available to
    common shareholders
    (numerator)                $  (1,772)  $  (1,943)  $  (5,722)  $  (5,204)
                               __________  __________  __________  __________

  Weighted average number of
    common shares outstanding
    used in loss per share for the
    period (denominator)        2,000,000   2,000,000   2,000,000   2,000,000
                               __________  __________  __________  __________


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


                                   FIRST GROWTH INVESTORS, INC.



Date: August 3, 2007               by:      /s/ Pam Jowett
                                   Pam Jowett, President & Director