Form 10QSB
period 2007-09-30
FIRST GROWTH INVESTORS INC
filed 2007-11-13
CIK 1047857

U.S. SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549

                           FORM 10-QSB

     [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED:  September 30, 2007

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

The number of $.001 par value common shares outstanding at September 30, 2007:
2,000,000

                FORWARD-LOOKING STATEMENT NOTICE

     When used in this report, the words "may," "will," "expect," "anticipate," continue," "estimate," "project," "intend," and similar expressions are intended to identify forward-looking statements regarding events, conditions, and financial trends that may affect the Company's future plans of operations, business strategy, operating results, and financial position. Persons reviewing this report are cautioned that any forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties and that actual results may differ materially from those included within the forward-looking statements as a result of various factors. Such factors include general economic factors and conditions that may directly or indirectly impact the Company's financial condition or results of operations. Readers are cautioned not to place undue reliance on these forward-looking statements that speak only as of the date the statement was made.



                 PART I - FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS

     See attached.


The balance of this page is intentionally left blank.

                       FIRST GROWTH INVESTORS, INC.
                       [A Development Stage Company]

                 UNAUDITED CONDENSED FINANCIAL STATEMENTS

                            SEPTEMBER 30, 2007

                       FIRST GROWTH INVESTORS, INC.
                       [A Development Stage Company]




                                 CONTENTS

                                                                  PAGE

        -    Unaudited Condensed Balance Sheet,
            September 30, 2007                                     2


        -    Unaudited Condensed Statements of Operations,
            for the three and nine months ended September
            30, 2007 and 2006 and from inception on
            September 9, 1997 through September 30, 2007           3


        -    Unaudited Condensed Statements of Cash Flows,
            for the nine months ended September 30, 2007
            and 2006 and from inception on September 9,
            1997 through September 30, 2007                        4


        -   Notes to Unaudited Condensed Financial Statements    5 - 7

                       FIRST GROWTH INVESTORS, INC.
                       [A Development Stage Company]

                     UNAUDITED CONDENSED BALANCE SHEET


                                  ASSETS

                                                     September 30,
                                                          2007
                                                      ___________
CURRENT ASSETS:
  Cash                                                 $        -
                                                      ___________
        Total Current Assets                                    -
                                                      ___________
                                                       $        -
                                                      ___________

              LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


CURRENT LIABILITIES:
  Accounts payable                                     $      825

                                                      ___________
        Total Current Liabilities                             825
                                                      ___________

STOCKHOLDERS' EQUITY (DEFICIT):
  Preferred stock, $.001 par value,
   1,000,000 shares authorized,
   no shares issued and outstanding                             -
  Common stock, $.001 par value,
   24,000,000 shares authorized,
   2,000,000 shares issued and
   outstanding                                              2,000
  Capital in excess of par value                           99,138
  Deficit accumulated during the
    development stage                                    (101,963)
                                                      ___________
        Total Stockholders' Equity (Deficit)                 (825)
                                                      ___________
                                                      $         -
                                                      ___________







 The accompanying notes are an integral part of these unaudited condensed financial statements.

                       FIRST GROWTH INVESTORS, INC.
                       [A Development Stage Company]

               UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

                                                                    From
                                                                 Inception on
                             For the Three       For the Nine    September 9,
                             Months Ended        Months Ended        1997
                             September 30,       September 30,     Through
                           __________________  __________________September 30,
                              2007     2006      2007      2006      2007
                           ________  ________  ________  ________  _________
REVENUE                     $    -   $     -   $     -   $     -   $      -

EXPENSES:
  General and
   administrative            2,450     2,475     8,039     7,575     38,034
                           ________  ________  ________  ________  _________
LOSS BEFORE OTHER INCOME
 (EXPENSE)                  (2,450)   (2,475)   (8,039)   (7,575)   (38,034)

OTHER INCOME (EXPENSE):
  Interest Expense            (186)     (142)     (319)     (246)    (8,673)
                           ________  ________  ________  ________  _________
LOSS BEFORE INCOME TAXES    (2,636)   (2,617)   (8,358)   (7,821)   (46,707)

CURRENT TAX EXPENSE              -         -         -         -          -

DEFERRED TAX EXPENSE             -         -         -         -          -
                           ________  ________  ________  ________  _________
LOSS FROM CONTINUING
OPERATIONS                  (2,636)   (2,617)   (8,358)   (7,821)   (46,707)
                           ________  ________  ________  ________  _________
DISCONTINUED OPERATIONS:
  Loss from operations
   of discontinued
   wine investment
   business (net
   of $0 in income taxes)        -         -         -         -    (54,506)
                           ________  ________  ________  ________  _________
LOSS FROM DISCONTINUED
OPERATIONS                       -         -         -         -    (54,506)
                           ________  ________  ________  ________  _________
CUMULATIVE EFFECT OF CHANGE
 IN ACCOUNTING PRINCIPLE         -         -         -         -       (750)
                           ________  ________  ________  ________  _________
NET LOSS                   $(2,636)  $(2,617)  $(8,358)  $(7,821)  $(101,963)
                           ________  ________  ________  ________  _________
LOSS PER COMMON SHARE:
  Continuing operations       (.00)     (.00)     (.00)     (.00)
  Discontinued operations        -         -         -         -
  Gain (loss) on
   disposal of
   discontinued
   operations                    -         -         -         -
  Cumulative effect of
   change in
   accounting principle          -         -         -         -
                            ________  _______  ________  _________
  Net Loss Per Common Share $  (.00)   $(.00)  $  (.00)  $  (.00)
                            ________  _______  ________  _________

 The accompanying notes are an integral part of these unaudited condensed financial statements.

                       FIRST GROWTH INVESTORS, INC.
                       [A Development Stage Company]

               UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS
                                                                   From
                                                                Inception on
                                        For the Nine Months     September 9,
                                        Ended September 30,     1997 Through
                                          ___________________   September 30,
                                             2007      2006         2007
                                          _________  ________   ____________
Cash Flows from Operating Activities:
 Net loss                                 $ (8,358)  $(7,821)   $(101,963)
 Adjustments to reconcile net
   loss to net cash used by
   operating activities:
  Non-cash interest
   expense - related party                     319       246        7,490
  Amortization expense                           -         -          250
  Effect of change
   in accounting principle                       -         -          750
  Changes in assets and liabilities:
     (Decrease) Increase
       in accounts payable                    (400)     (995)         825
                                          _________  ________   ____________
        Net Cash (Used) by
         Operating Activities               (8,439)   (8,570)     (92,648)
                                          _________  ________   ____________

Cash Flows from Investing Activities:
 Payment of organization costs                   -         -       (1,000)
                                          _________  ________   ____________
        Net Cash (Used) by
         Investing Activities                    -         -       (1,000)
                                          _________  ________   ____________

Cash Flows from Financing Activities:
 Proceeds from related party advances        8,439     8,570       44,286
 Proceeds from common stock issuance             -         -       55,050
 Stock offering costs                            -         -       (5,688)
 Proceeds from short-term loan and advance       -         -       27,350
 Payments on short-term loan and advance         -         -      (27,350)
                                          _________  ________   ____________
     Net Cash Provided by
      Financing Activities                   8,439     8,570       93,648
                                          _________  ________   ____________

Net Increase (Decrease) in Cash                  -         -            -

Cash at Beginning of Period                      -         -            -
                                          _________  ________   ____________

Cash at End of Period                      $     -   $     -    $       -
                                          _________  ________   ____________

Supplemental Disclosures of Cash Flow Information:
  Cash paid during the periods for:
    Interest                               $     -   $     -    $     994
    Income taxes                           $     -   $     -    $   1,905

Supplemental Schedule of Non-cash Investing and Financing Activities:

  For the nine months ended September 30, 2007:
     In September 2007, related parties forgave advances totaling $8,439 and accrued interest of $319

  For the nine months ended September 30, 2006:
     None



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

  Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2007 and 2006 and for the periods then ended have been made.

  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2006 audited financial statements. The results of operations for the periods ended September 30, 2007 and 2006 are not necessarily indicative of the operating results for the full year.

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

NOTE 3 - RELATED PARTY TRANSACTIONS

  Advance from Shareholder - As of September 30, 2007, a shareholder of the Company has made advances totaling $8,439 to the Company. The advances bear interest at 10% per annum and are due on demand. At September 30, 2007, the shareholder forgave all advances and accrued interest expense of $319. Due to the related party nature of debt the Company recorded the forgiveness as a contribution to capital.

                       FIRST GROWTH INVESTORS, INC.
                       [A Development Stage Company]

             NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 4 - LOSS PER SHARE

  The following data show the amounts used in computing loss per share for the periods presented:

                             For the Three        For the Nine
                             Months Ended         Months Ended
                             September 30,        September 30,
                         ____________________  ____________________
                            2007       2006       2007      2006
                         _________  _________  _________  _________
  Income (loss)
  from continuing
  operations (numerator) $ (2,936)  $ (2,617)  $ (8,358)  $ (7,821)

  Income (loss)
  from discontinued
  operations (numerator)        -          -          -          -

  Income (loss)
  from cumulative
  effect of change in
  accounting
  principle                     -          -          -          -
                         _________  _________  _________  _________
  Income (loss)
  available to
  common shareholders
  (numerator)            $ (2,936)  $ (2,617)  $ (8,358)  $ (7,821)
                         _________  _________  _________  _________

  Weighted average
  number of common
  shares outstanding
  used in loss per
  share for the
  period
 (denominator)           2,000,000  2,000,000  2,000,000  2,000,000
                         _________  _________  _________  _________


  Dilutive loss per share was not presented, as the Company had no common equivalent shares for all periods presented that would affect the computation of diluted loss per share.

NOTE 5 - SUBSEQUENT EVENT

  On November 6, 2007, First Growth Investors, Inc., a Nevada corporation (the "Company"), entered into a Stock Purchase Agreement (the "Stock Purchase Agreement"), with Halter Financial Investments, L.P., a Texas limited partnership ("Purchaser"), pursuant to which the Company agreed to sell Purchaser 14,000,000 unregistered shares of the Company's common stock for $425,000. The Stock Purchase Agreement requires, as a condition to closing, the election and appointment of the person or persons designated by Purchaser as the new officers and director or directors of the Company;

  The Stock Purchase Agreement also requires the Company's Board of Directors to declare and pay a special cash dividend of $0.21 per share to the current shareholders of the Company and that the Purchaser will not participate in such dividend. The proposed dividend will be payable to shareholders of record at the

                       FIRST GROWTH INVESTORS, INC.
                       [A Development Stage Company]

             NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 5 - SUBSEQUENT EVENT - CONTINUED

  close of business on November 25, 2007, with a payment date on November 19, 2007, which is subsequent to the date the required payment from Purchaser under the Stock Purchase Agreement has been received. The dividend will be payable to the Company's current shareholders who hold 2,000,000 shares of its common stock which will result in a total dividend distribution of $420,000. The Stock Purchase Agreement contains covenants that require Purchaser, in its capacity as controlling shareholder of the Company following closing, to agree that it will not approve any additional reverse stock splits without the prior consent of a majority of the members of the Company's current Board of Directors as representatives of the Company's current shareholders, that it will ensure that the Company does not authorize the issuance of any additional shares of common stock or securities convertible into shares of common stock except for up to a 10 to 1 reverse split in connection with a combination transaction with a corporation with current business operations (a "Going Public Transaction"), and that it will not allow the Company to enter into a Going Public Transaction unless the Company, on a combined basis with the operating entity with which it completes a Going Public Transaction, satisfies the financial conditions for listing on the NASADAQ Stock Market immediately following the closing of the Going Public Transaction. The Stock Purchase Agreement also grants demand and "piggy back" registration rights to Purchaser and, to the extent required, to the current holders of the Company's restricted common stock.

  After giving effect to the stock sale, the Purchaser would hold 14,000,000 shares or 87.5% of the 16,000,000 shares of the Company's common stock to be outstanding following the completion of such action. As such, the Stock Purchase Agreement will result in a change of control of the Company and, following consummation of the transactions contemplated by the Stock Purchase Agreement, the Purchaser will be able to elect directors and control the policies and practices of the Company. The Stock Purchase Agreement will not result in any change in the status of the Company as a shell company and the Company will continue its search for business opportunities for acquisition or participation by the Company.

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

     On November 6, 2007, First Growth Investors, Inc., a Nevada corporation (the "Company"), entered into a Stock Purchase Agreement (the "Stock Purchase Agreement"), with Halter Financial Investments, L.P., a Texas limited partnership ("Purchaser"), pursuant to which the Company agreed to sell Purchaser 14,000,000 unregistered shares of the Company's common stock for $425,000. The Stock Purchase Agreement requires, as a condition to closing, the election and appointment of the person or persons designated by Purchaser as the new officers and director or directors of the Company;

     The Stock Purchase Agreement also requires the Company's Board of Directors to declare and pay a special cash dividend of $0.21 per share to the current shareholders of the Company and that the Purchaser will not participate in such dividend. The proposed dividend will be payable to shareholders of record at the close of business on November 15, 2007, with a payment date on November 19, 2007, which is subsequent to the date the required payment from Purchaser under the Stock Purchase Agreement has been received. The dividend will be payable to the Company's current shareholders who hold 2,000,000 shares of its common stock which will result in a total dividend distribution of $420,000.

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

ITEM 3. CONTROLS AND PROCEDURES.

     The issuer's principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the issuer and have:

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

ITEM 2.  SALES OF UNREGISTERED EQUITY SECURITIES AND USE OF PROCEEDS

(a) During the period covered by this report, there were no equity securities of the issuer, sold by the issuer, that were not registered under the Securities Act. Subsequent to the end of the quarter, the Company entered into a Stock Purchase Agreement with Halter Financial Investments, L.P., a Texas limited partnership. A report on Form 8-K was timely filed, dated November 6, 2007, to disclose entry into a material definitive agreement.

(b) During the period covered by this report, there were no securities that the issuer sold by registering the securities under the Securities Act.

(c) During the period covered by this report, there was no repurchase made of equity securities registered pursuant to section 12 of the Exchange Act. None of the issuer's securities is registered pursuant to section 12 of the Exchange Act.

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

ITEM 5.  OTHER INFORMATION

     No reports on Form 8-K were required or filed during the period covered by this report. Subsequent to the end of the quarter, the Company entered into a Stock Purchase Agreement with Halter Financial Investments, L.P., a Texas limited partnership. A report on Form 8-K was timely filed, dated November 6, 2007, to disclose entry into a material definitive agreement.

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


                              FIRST GROWTH INVESTORS, INC.



Date: November 12, 2007            by:  /s/Pam Jowett
                              Pam Jowett, President & Director