Form 10KSB
period 2007-12-31
FIRST GROWTH INVESTORS INC
filed 2008-03-31
CIK 1047857

FORM 10-KSB

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange
Act of 1934

For the fiscal year ended December 31, 2007

Commission File No. 333-83125

☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934

For the transition period from ______ to _____ .

FIRST GROWTH INVESTORS, INC.
(Name of small business issuer in its charter)

NEVADA	87-0569467
State or other jurisdiction of	(I.R.S. Employer
incorporation or organization	Identification No.)

301 HAILONG STREET
HANTING DISTRICT, WEIFANG, SHANDONG PROVINCE
THE PEOPLE’S REPUBLIC OF CHINA
(Address of principal executive office and zip code)

 86 536 736 3688
(Registrant’s telephone number, including area code)

12890 Hilltop Road
Argyle, Texas 76226
(Former name or former address, if changed since last report)

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Act: None

Check whether the Issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Issuer was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check if no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of the Issuer’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. (Not applicable) ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

The Issuer’s revenues for its most recent fiscal year. $ -0-

The aggregate market value of voting stock held by non-affiliates is not determinable because of the lack of any meaningful market value quotations. (See Item 5 herein).

The number of shares outstanding of the Issuer’s common stock at December 31, 2007: 16,000,000

FIRST GROWTH INVESTORS, INC. ANNUAL REPORT ON FORM 10-KSB
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2007

PART I

ITEM 1. DESCRIPTION OF BUSINESS

(A) BUSINESS DEVELOPMENT.

First Growth Investors, Inc., the “Company” or “First Growth”, was incorporated under the laws of the State of Nevada on September 9, 1997. In connection with the organization, the founders contributed $5,050 cash to initially capitalize First Growth in exchange for 1,750,000 shares of common stock.

On October 15, 1997, First Growth commenced a public offering of up to 250,000 shares of its common stock, in reliance upon Rule 504 of Regulation D, promulgated by the U.S. Securities & Exchange Commission under the Securities Act of 1933. The offering closed in November, 1997. The Company sold 250,000 shares of common stock, at $.20 per share, and raised gross proceeds of $50,000 increasing the total issued and outstanding common stock to 2,000,000 shares. The Company then registered a public offering of its securities. First Growth Investors declared a distribution of 1,000,000 common stock purchase warrants to shareholders of record as of September 30, 1999. The Company filed with the Securities and Exchange Commission a registration statement on Form SB-2, Commission File No. 333-83125, which became effective October 8, 1999. Pursuant thereto the Company then distributed 1,000,000 warrants. The warrants were exercisable at $1.00 per share, on or before June 30, 2002. The warrants have now expired, and no securities were ever sold pursuant to the offering.

On November 6, 2007, the Company entered into a Stock Purchase Agreement with Halter Financial Investments, L.P., a Texas limited partnership, “Purchaser”, pursuant to which the Company agreed to sell to Purchaser 14,000,000 unregistered shares of the Company's common stock for $425,000. All transactions and matters described in the Stock Purchase Agreement closed on November 16, 2007. As such, the Stock Purchase Agreement resulted in a change of control of the Company.

The Stock Purchase Agreement also required the Company’s Board of Directors to declare and pay a special cash dividend of $0.21 per share to the shareholders of the Company on November 19, 2007, and that the Purchaser would not participate in such dividend. The dividend was payable to shareholders of record on November 15, 2007, which was prior to the date the shares were issued to Purchaser under the Stock Purchase Agreement with a payment date of November 19, 2007. The dividend was payable to the Company’s then current shareholders who held 2,000,000 shares of its common stock, which resulted in a total dividend distribution of $420,000. The funds for the dividend came from the $425,000 proceeds received from the sale of common stock to the Purchaser.

Effective March 12, 2008, the Company closed an Equity Transfer Agreement with Bright Stand International Co., Ltd., “Bright Stand”, and Kunio Yamamoto, a Japanese person and the sole former shareholder of Bright Stand. Pursuant to the terms of the Equity Transfer Agreement, the Company acquired all of the outstanding capital stock of Bright Stand from Mr. Yamamoto in exchange for 126,857,134 shares of its common stock. As a result of the transaction, Mr. Yamamoto held 126,857,134 shares, or 88.8 % of our 142,857,134 shares, of common stock then outstanding following the completion of all matters referred to above. At the closing, Bright Stand became a wholly-owned subsidiary of the Company.

Effective March 12, 2008, the Company closed a Securities Purchase Agreement with certain investors, the “Financing”. Pursuant to the terms of such Securities Purchase Agreement, such investors collectively invested $18,000,000 into First Growth at the price of $0.21 per share in exchange for our issuance of 85,714,282 shares to such investors. Mr. Yamamoto also sold 14,285,710 shares of common stock to such investors for $3,000,000. Immediately following the closing of the Securities Purchase Agreement, Mr. Yamamoto owned 112,571,424 shares of our common stock, and the investors owned 99,999,992 shares of our common stock. These securities were offered and sold in the private placement without registration under the Securities Act of 1933, the “Securities Act”, in reliance on an exemption from registration under Regulation D, Section 506, Section 4(2) and Section 4(1) of the Securities Act. See “Description of Business - Recent Developments”

The Company’s operations are conducted through Bright Stand’s subsidiaries in the People’s Republic of China, Weifang Yuhe Poultry Co. Ltd., or Yuhe, and Weifang Taihong Feed Co. Ltd., or Taihong. Yuhe is a supplier of day-old chickens raised for meat production, or broilers, in the People’s Republic of China. Taihong is a feed stock company whose primary purpose is to supply feed stock for Yuhe’s breeder chickens.

(B) BUSINESS OF COMPANY.

First Growth was formed to buy and sell vintage wines. While the initial purchase of wines was eventually resold at a profit, First Growth did not continue to be successful in this venture. This business was not successful, and operations were eventually discontinued with the final sale of inventory occurring in 2003.

As of December 31, 2007, the Company was not engaged in any business activities and had no operations. The Company’s principal activity has been to investigate potential acquisitions.

(C) RECENT DEVELOPMENT

Effective March 12, 2008, the Company closed an Equity Transfer Agreement with Bright Stand International Co., Ltd., “Bright Stand”, and Kunio Yamamoto, a Japanese person and the sole former shareholder of Bright Stand. Pursuant to the terms of the Equity Transfer Agreement, the Company acquired all of the outstanding capital stock of Bright Stand from Mr. Yamamoto in exchange for 126,857,134 shares of its common stock. As a result of the transaction, Mr. Yamamoto held 126,857,134 shares, or 88.8 % of our 142,857,134 shares, of common stock then outstanding following the completion of all matters referred to above. At the closing, Bright Stand became a wholly-owned subsidiary of the Company.

Effective March 12, 2008, the Company closed a Securities Purchase Agreement with certain investors, the “Financing”. Pursuant to the terms of such Securities Purchase Agreement, such investors collectively invested $18,000,000 into First Growth at the price of $0.21 per share in exchange for our issuance of 85,714,282 shares to such investors. Mr. Yamamoto also sold 14,285,710 shares of common stock to such investors for $3,000,000. Immediately following the closing of the Securities Purchase Agreement, Mr. Yamamoto owned 112,571,424 shares of our common stock, and the investors owned 99,999,992 shares of our common stock. These securities were offered and sold in the private placement without registration under the Securities Act of 1933, the “Securities Act”, in reliance on an exemption from registration under Regulation D, Section 506, Section 4(2) and Section 4(1) of the Securities Act.

The Company’s operations are conducted through Bright Stand’s subsidiaries in the People’s Republic of China, Weifang Yuhe Poultry Co. Ltd., or Yuhe, and Weifang Taihong Feed Co. Ltd., or Taihong. Yuhe is a supplier of day-old chickens raised for meat production, or broilers, in the People’s Republic of China. Taihong is a feed stock company whose primary purpose is to supply feed stock for Yuhe’s breeder chickens.

In connection with the above described financing transaction, the Company and the Investors in the Financing entered into a Securities Purchase Agreement, a Registration Rights Agreement, Make Good Escrow Agreements and various ancillary agreements and certificates, disclosure schedules and exhibits in connection therewith.

The Company currently has the organizational structure illustrated below:

ITEM 2. PROPERTIES

As of December 31, 2007, First Growth had no office facilities.

ITEM 3. LEGAL PROCEEDINGS.

As of December 31, 2007, the Company was not a party to any material pending legal proceedings and, to the best of its knowledge, no action has been threatened by or against the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matter was submitted to a vote of security holders through the solicitation of proxies or otherwise during the fourth quarter of the fiscal year covered by this report.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

(A) MARKET INFORMATION.

Our common stock is quoted under the symbol, “FGIV.OB” on the OTC Bulletin Board, a service maintained by The NASDAQ Stock Market. Trading in the common stock in the over-the-counter market has been limited and sporadic and the quotations set forth below are not necessarily indicative of actual market conditions. The following sets forth high and low bid price quotations for each calendar quarter during the last two fiscal years that trading occurred or quotations were available. All prices prior to the quarter ended December 31, 2007 reflect activity in our common stock prior to the announcement of our agreement to enter into the Equity Transfer Agreement to acquire Bright Stand, which is described more fully under the section of this filing entitled “Related Party Transactions.” Further, all prices reflect inter-dealer prices without retail mark-up, mark-down, or commission and may not necessarily reflect actual transactions. The high and low sales prices for the periods presented have been adjusted to reflect stock splits:

	High*	Low*
2006
March 31, 2006	0.70	0.70
June 30, 2006	0.79	0.79
September 30, 2006	0.79	0.79
December 31, 2006	2.05	0.80

2007
March 31, 2007	2.90	1.05
June 30, 2007	1.95	0.55
September 30, 2007	0.61	0.60
December 31, 2007	1.40	0.60

*	Source: Yahoo Finance

(B) HOLDERS.

As of March 12, 2008 there were 228,571,416 shares outstanding and approximately 49 holders of record of our common stock.

(C) DIVIDENDS.

Except as described below, the Company has not previously paid any cash dividends on common stock and does not anticipate or contemplate paying dividends on common stock in the foreseeable future. Management’s present intention is to utilize all available funds for the development of the business. The only restrictions that limit the ability to pay dividends on common equity, or that are likely to do so in the future, are those restrictions imposed by law. Under Nevada corporate law, no dividends or other distributions may be made which would render a company insolvent or reduce assets to less than the sum of liabilities plus the amount needed to satisfy outstanding liquidation preferences.

In November 2007, the Company’s Board of Directors declared and paid a special cash dividend of $0.21 per share to the shareholders of the Company on November 19, 2007. The dividend was payable to shareholders of record on November 15, 2007. The dividend resulted in a total dividend distribution of $420,000.

Equity Compensation Plans

We do not have in effect any compensation plans under which our equity securities are authorized for issuance and we do not have any outstanding stock options.

Transfer Agent

Our independent stock transfer agent is Interwest Transfer Co. Inc. located in Salt Lake City, Utah. Their mailing address is 1981 East 4800 South, Suite 100, Salt Lake City, Utah 84117 and their phone number is (801) 272-9294.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

PLAN OF OPERATIONS.

As of December 31, 2007, the Company was not presently engaged in any business activities and had no operations, income producing assets or significant operating capital. At December 31, 2007, the Company was at development stage until its business combination with Bright Stand on March 12, 2008. See “Description of Business - Recent Developments” and the Company’s Form 8-K filed with the U.S. Securities and Exchange Commission on March 17, 2008 for a full discussion of the Company’s future plan of operation.

The Company’s financial statements which accompany this Annual Report on Form 10-KSB have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. At December 31, 2007, the Company had incurred losses since its inception and has current liabilities in excess of current assets. Absent the business combination transaction with Bright Stand and the Financing, these factors otherwise would have raised substantial doubt about the ability of the Company to continue as a going concern. Given the business combination with Bright Stand and the Financing, the Company’s management has determined that it is in the Company’s best interest to continue the business activities and pursue the business plan of Bright Stand. Additional information regarding the business activities and business plan of Bright Stand can be found in the Company’s Form 8-K filed with the U.S. Securities and Exchange Commission on March 17, 2008.

ITEM 7. FINANCIAL STATEMENTS.

See attached Financial Statements and Schedules.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There are not and have not been any disagreements between the Company and their accountants on any matter of accounting principles or practices or financial statement disclosure.

ITEM 8A.  CONTROLS AND PROCEDURES.

Management's Annual Report on Internal Control Over Financial Reporting.

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting.  Our internal control system was designed to provide reasonable assurance to our management and Board of Directors regarding the preparation and fair presentation of financial statements.

All internal controls over financial reporting, no matter how well designed, have inherent limitations, including the possibility of human error and the circumvention or overriding of controls.  Therefore, even effective internal control over financial reporting can provide only reasonable, and not absolute, assurance with respect to financial statement preparation and presentation.  Further, because of changes in conditions, the effectiveness of internal controls over financial reporting may vary over time. Because of its inherent limitations, internal control over financial reporting may also fail to prevent or detect misstatements.  Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives.

Our management, including our chief executive officer and chief financial officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2007.  In making its assessment of internal control over financial reporting, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework.  Based on this evaluation, our management concluded that, as of December 31, 2007, our internal control over financial reporting was effective based on those criteria.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Changes in Internal Control Over Financial Reporting.

There have been no changes in internal control over financial reporting.

ITEM 8B.  OTHER INFORMATION.

None.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

(A) IDENTIFY DIRECTORS AND EXECUTIVE OFFICERS.

The following table sets forth the sole director and executive officer of the Company, his age, and all offices and positions with the Company as of December 31, 2007.

Name	Age	Term Served As Director/Officer	Positions With Company
Richard Crimmins	53	Since November 16, 2007	President, Secretary, Treasurer and sole Director

Mr. Crimmins was appointed to serve for a term of one year, commencing on November 16, 2007.

The term of office of each director is one year and until his or her successor is elected at the Company’s annual shareholders’ meeting and is qualified, subject to removal by the shareholders. The term of office for each officer is for one year and until his successor is elected at the annual meeting of the board of directors and is qualified, subject to removal by the board of directors.

Certain biographical information of Richard Crimmins is set forth below.

RICHARD CRIMMINS. Mr. Crimmins has spent over 25 years in the consumer products industry in various executive management positions. Mr. Crimmins served 15 years at Nu-kote International, formerly Unisys Office Products Group, where he held numerous management roles including Vice President Sales and Marketing. Mr. Crimmins has spent the last five years as an independent consultant in the technology services industry working with major retailers and warranty companies to secure national service contracts. Mr. Crimmins also serves as the President, Secretary, Treasurer and sole director of Fashion Tech International, Inc., a Nevada corporation.

(B) IDENTIFY SIGNIFICANT EMPLOYEES.

None other than the person previously identified.

(C) FAMILY RELATIONSHIPS.

None

(D) INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS.

Except as described herein, no present officer or director of the Company; 1) has had any petition filed, within the past five years, in Federal Bankruptcy or state insolvency proceedings on such person’s behalf or on behalf of any entity of which such person was an officer or general partner within two years of filing; or 2) has been convicted in a criminal proceeding within the past five years or is currently a named subject of a pending criminal proceeding; or 3) has been the subject, within the past five years, of any order, judgment, decree or finding (not subsequently reversed, suspended or vacated) of any court or regulatory authority involving violation of securities or commodities laws, or barring, suspending, enjoining or limiting any activity relating to securities, commodities or other business practice.

(E) AUDIT COMMITTEE FINANCIAL EXPERT. The issuer does not have an audit committee financial expert serving on its audit committee, due to lack of funds. The Company is not presently engaged in any significant business activities and has no operations or assets.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT. Section 16(a) is inapplicable.

CODE OF ETHICS. The issuer has adopted a code of ethics that applies to the issuer’s principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. For purposes of this Item, the term code of ethics means written standards that are reasonably designed to deter wrongdoing and to promote:

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

COMPENSATION OF DIRECTORS

None

EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT AND CHANGE-IN-CONTROL ARRANGEMENTS

The Company has not entered into any contracts or arrangements with any named executive officer which would provide such individual with a form of compensation resulting from such individual’s resignation, retirement or any other termination of such executive officer's employment with the Company or its subsidiary, or from a change-in-control of the Company or a change in the named executive officer’s responsibilities following a change-in-control.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth as of March 12, 2008 stock ownership information about officers or directors, and other stockholders who we know to be beneficial owners of more than 5% of our stock. A beneficial owner of stock is any person who has or shares the power to decide how to vote or whether to dispose of the stock.

The foregoing amounts include all shares these persons are deemed to beneficially own regardless of the form of ownership.

Name of Beneficial Owner	Number of Shares Beneficially Owned	Percent of Shares Beneficially Owned
Greater than 5% Shareholders

Kunio Yamamoto[1]	112,571,420	49.2%

Halter Financial Investments, L.P.2 3 4	14,000,000	6.1%

Pinnacle China Fund, L.P.[5]	17,857,142	7.8%

Pinnacle Fund L.P.[5]	17,857,142	7.8%

1 Address is c/o Weifang Yuhe Poultry Co. Ltd., 301 Hailong Street, Hanting District, Weifang, Shandong Province, The People’s Republic of China.
2 Address is 12890 Hilltop Road, Argyle, TX 76226. Includes 7,571,428 shares held by Halter Financial Group, L.P.
3 Halter Financial Investments, L.P., “HFI”, is a Texas limited partnership of which Halter Financial Investments GP, LLC, a Texas limited liability company, is the sole general partner. The limited partners of HFI are: (i) TPH Capital, L.P., a Texas limited partnership of which TPH Capital GP, LLC, a Texas limited liability company, “TPH GP”, is the general partner and Timothy P. Halter is the sole member of TPH GP; (ii) Bellfield Capital, L.P., a Texas limited partnership of which Bellfield Capital Management, LLC, a Texas limited liability company, “Bellfield LLC”, is the sole general partner and David Brigante is the sole member of Bellfield LLC; (iii) Colhurst Capital LP, a Texas limited partnership of which Colhurst Capital GP, LLC, a Texas limited liability company, “Colhurst LLC”, is the general partner and George L. Diamond is the sole member of Colhurst LLC; and (iv) Rivergreen Capital, LLC, a Texas limited liability company, of which Marat Rosenberg is the sole member. As a result, each of the foregoing persons may be deemed to be a beneficial owner of the shares held of record by HFI.
4 Halter Financial Investments GP, LLC. “HFIGP”, is a Texas limited liability company and acts as General Partner of HFI. The members of HFIGP are TPH Capital, LP, Bellfield Capital, LP, Colhurst Capital, LP and Rivergreen Capital, LLC. As a result, each of the foregoing persons and their individual owners may be deemed to be a beneficial owner of the shares held of record by HFI.
5 Address is 4965 Preston Park Blvd., Suite 240, Plano Texas 75093. Barry Kitt has dispositive and voting power over the shares and may be deemed to be the beneficial owner of the shares of common stock beneficially owned by each of Pinnacle China Fund, L.P. and The Pinnacle Fund, L.P.  Mr. Kitt disclaims beneficial ownership of the shares to the extent of his direct or indirect pecuniary interest.

Black River Small Capitalization Fund Ltd. [6]	19,047,619	8.3%

Black River Commodity Select Fund Ltd. [7]	14,285,714	6.3%

Ardsley Advisory Partners [8]	16,666,665	7.3%

Directors and Executive Officers

Gao Zhen Tao [1]	0	*	%

Han Chengxiang [1]	0	*	%

Jiang Yingjun [1]	0	*	%

Richard Crimmins [2]	0	*	%

Pam Jowett [9]	35,000	*	%

All Executive Officers and Directors as a group	35,000	*	%

CHANGES IN CONTROL

On November 16, 2007 the Company sold to HFI 14,000,000 shares, or 87.5% of the 16,000,000 shares, of the Company’s common stock outstanding as of December 31, 2007. As such, the stock purchase transaction resulted in a change of control of the Company.

HFI is a Texas limited partnership of which Halter Financial Investments GP, LLC, a Texas limited liability company is the sole general partner. The limited partners of HFI are: (i) TPH Capital, L.P., a Texas limited partnership of which TPH Capital GP, LLC is the general partner and Timothy P. Halter is the sole member of TPH Capital GP, LLC; (ii) Bellfield Capital, L.P., a Texas limited partnership of which Bellfield Capital Management, LLC is the sole general partner and David Brigante is the sole member of Bellfield Capital Management, LLC; (iii) Colhurst Capital LP, a Texas limited partnership of which Colhurst Capital GP, LLC is the general partner and George L. Diamond is the sole member of Colhurst Capital GP, LLC; and (iv) Rivergreen Capital, LLC of which Marat Rosenberg is the sole member. As a result, each of the foregoing persons may be deemed to be a beneficial owner of the shares held of record by HFI.

Richard Crimmins, as a designee of HFI, was elected as the sole director and as the President, CEO, CFO, COO and Secretary-Treasurer of the Company replacing Pam Jowett effective November 16, 2007.

6 Address is 12700 Whitewater Drive, Minnetonka, MN 55343-9438. Pursuant to an investment advisory agreement, Black River Asset Management LLC has investment and voting power with respect to the securities held by the Black River Small Capitalization Fund Ltd.
7 Address is 12700 Whitewater Drive, Minnetonka, MN 55343-9438. Pursuant to an investment advisory agreement, Black River Asset Management LLC has investment and voting power with respect to the securities held by the Black River Commodity Select Fund Ltd.
8 Address is 262 Harbor Drive, 4th Floor, Stamford CT 06902. Ardsley Advisory Partners has investment and voting power with respect to the 178,571 shares held by Marion Lynton, 7,038,690 shares held by Ardsley Partners Fund II, L.P., 4,910,714 shares held by Ardsley Offshore Fund, Ltd. and 4,538,690 shares held by Ardsley Partners Institutional Fund, L.P.
9 Address is 311 State Street, Suite 460, Salt Lake City, UT 84111.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

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

Exhibits required by Item 601 of Regulation S-B.

31.1 Rule 13a-14(a) Certification

31.2 Rule 13a-14(a) Certification

32.1 Section 1350 Certification

32.2 Section 1350 Certification

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

(1) AUDIT FEES

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for the audit of the Company's annual financial statements and review of financial statements included in the Company's Form 10-Q (17 CFR 249.308a) or 10-QSB (17 CFR 249.308b) or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years was $5,620 for the fiscal year ended December 31, 2006 and $ 6,575 for the fiscal year ended December 31, 2007.

(2) AUDIT-RELATED FEES

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of the Company’s financial statements was $-0- for the fiscal year ended December 31, 2006, and $-0- for the fiscal year ended December 31, 2007.

(3) TAX FEES

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was $250 for the fiscal year ended December 31, 2006, and $300 for the fiscal year ended December 31, 2007.

(4) ALL OTHER FEES

The aggregate fees billed in each of the last two fiscal years for products and services provided by the principal accountant, other than the services reported above was $-0- for the fiscal year ended December 31, 2006, and $-0- for the fiscal year ended December 31, 2007.

(5) PRE-APPROVAL POLICIES AND PROCEDURES

Before the accountant is engaged by the issuer to render audit or non- audit services, the engagement is approved by the company’s board of directors acting as the audit committee.

FIRST GROWTH INVESTORS, INC.
[A Development Stage Company]

FINANCIAL STATEMENTS

DECEMBER 31, 2007

FIRST GROWTH INVESTORS, INC.
[A Development Stage Company]

CONTENTS

PAGE

—	Report of Independent Registered Public Accounting Firm	F-3

—	Balance Sheet, December 31, 2007	F-4

—	Statements of Operations, for the years ended December 31, 2007 and 2006 and from inception on September 9, 1997 through December 31, 2007	F-5

—	Statement of Stockholders’ Equity (Deficit), from inception on September 9, 1997 through December 31, 2007	F-6 - F-7

—	Statements of Cash Flows, for the years ended December 31, 2007 and 2006 and from inception on September 9, 1997 through December 31, 2007	F-8

—	Notes to Financial Statements	F-9 - F-14

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
First Growth Investors, Inc.
Salt Lake City, Utah

We have audited the accompanying balance sheet of First Growth Investors, Inc. [a development stage company] as of December 31, 2007, and the related statements of operations, stockholders' equity (deficit) and cash flows for the years ended December 31, 2007 and 2006 and for the period from inception on September 9, 1997 through December 31, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, thefinancial position of First Growth Investors, Inc. as of December 31, 2007, and the results of its operations and its cash flows for the years ended December 31, 2007 and 2006 and for the period from inception on September 9, 1997 through December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

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

FIRST GROWTH INVESTORS, INC.
[A Development Stage Company]

BALANCE SHEET

ASSETS

December 31,
2007

CURRENT ASSETS:
Cash	$-

Total

Current Assets
-

$-

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable	$-

Total Current Liabilities	-

STOCKHOLDERS' EQUITY (DEFICIT):
Preferred stock, $.001 par value,
1,000,000 shares authorized,
no shares issued and outstanding	-
Common stock, $.001 par value,
500,000,000 shares authorized,
16,000,000 shares issued and
outstanding	16,000
Capital in excess of par value	90,139
Deficit accumulated during the
development stage	(106,139)

Total Stockholders' Equity (Deficit)	-

$-

The accompanying notes are an integral part of these financial statements.

FIRST GROWTH INVESTORS, INC.
[A Development Stage Company]

STATEMENTS OF OPERATIONS

	For the
	Year Ended
	December 31,
	2007	2006	From Inception on September 9, 1997, Through December 31, 2007

REVENUE	$-	$-	$-

EXPENSES:
General and administrative	12,215	9,125	42,210

LOSS BEFORE OTHER INCOME
(EXPENSE)	(12,215)	(9,125)	(42,210)

OTHER INCOME (EXPENSE):
Interest Expense	(319)	(463)	(8,673)

LOSS BEFORE INCOME TAXES	(12,534)	(9,588)	(50,883)

CURRENT TAX EXPENSE	-	-	-

DEFERRED TAX EXPENSE	-	-	-

LOSS FROM CONTINUING
OPERATIONS	(12,534)	(9,588)	(50,883)

DISCONTINUED OPERATIONS:
Loss from operations of discontinued
wine investment business (net
of $0 in income taxes)	-	-	(54,506)
Gain (loss) on disposal of
discontinued wine investment
business operations (net
of $0 in income taxes)	-	-	-

LOSS FROM DISCONTINUED
OPERATIONS	-	-	(54,506)

CUMULATIVE EFFECT OF CHANGE
IN ACCOUNTING PRINCIPLE	-	-	(750)

NET LOSS	$(12,534)	$(9,588)	(106,139)

LOSS PER COMMON SHARE:
Continuing operations	(.00)	(.00)
Discontinued operations	-		-
Gain (loss) on disposal of
discontinued operations	-	-
Cumulative effect of change in
accounting principle	-	-
Net Loss Per Common Share	$(.00)	$(.00)

The accompanying notes are an integral part of these financial statements.

FIRST GROWTH INVESTORS, INC.
[A Development Stage Company]

STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

FROM THE DATE OF INCEPTION ON SEPTEMBER 9, 1997

THROUGH DECEMBER 31, 2007

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Capital in Excess of Par Value	Deficit Accumulated During the Development Stage

BALANCE, September 9, 1997	-	$-	-	$-	$-	$-

Shares issued to initial stockholders
for cash, September 18, 1997 at
approximately $.0029 per share	-	-	1,750,000	1,750	3,300	-

Shares issued upon completion
of offering of stock to
the public at $.20 per share,
November 1997	-	-	250,000	250	49,750	-

Direct costs of the offering of
common stock to the public	-	-	-	-	(5,688)	-

Net income (loss) from
September 9, 1997 (inception)
to December 31, 1997	-	-	-	-	-	(2,350)

BALANCE, December 31, 1997	-	-	2,000,000	2,000	47,362	(2,350)

Net loss for the year ended
December 31, 1998	-	-	-	-	-	(1,440)

BALANCE, December 31, 1998	-	-	2,000,000	2,000	47,362	(3,790)

Net income for the year ended
December 31, 1999	-	-	-	-	-	14,032

BALANCE, December 31, 1999	-	-	2,000,000	2,000	47,362	10,242

Net loss for the year ended
December 31, 2000	-	-	-	-	-	(5,315)

BALANCE, December 31, 2000	-	-	2,000,000	2,000	47,362	4,927

Net loss for the year ended
December 31, 2001	-	-	-	-	-	(20,816)

BALANCE, December 31, 2001	-	-	2,000,000	2,000	47,362	(15,889)

Net loss for the year ended
December 31, 2002	-	-	-	-	-	(43,629)

BALANCE, December 31, 2002	-	-	2,000,000	2,000	47,362	(59,518)

[Continued]

FIRST GROWTH INVESTORS, INC.
[A Development Stage Company]

STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

FROM THE DATE OF INCEPTION ON SEPTEMBER 9, 1997

THROUGH DECEMBER 31, 2007

[Continued]

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Capital in Excess of Par Value	Deficit Accumulated During the Development Stage

Net loss for the year ended
December 31, 2003	-	-	-	-	-		(8,304)

BALANCE, December 31, 2003	-	-	2,000,000	2,000	47,362		(67,822)

Debt forgiven by shareholders
as a contribution to capital	-	-	-	-	26,673		-

Net loss for the year ended
December 31, 2004	-	-	-	-	-		(8,630)

BALANCE, December 31, 2004	-	-	2,000,000	2,000	74,035		(76,452)

Debt forgiven by shareholders
as a contribution to capital	-	-	-	-	6,937		-

Net loss for the year ended
December 31, 2005	-	-	-	-	-		(7,565)

BALANCE, December 31, 2005	-	-	2,000,000	2,000	80,972		(84,017)

Debt forgiven by shareholders
as a contribution to capital	-	-	-	-	9,408		-

Net loss for the year ended
December 31, 2006	-	-	-	-	-		(9,588)

BALANCE, December 31, 2006	-	-	2,000,000	2,000	90,380		(93,605)

Debt forgiving by shareholders
as a contribution to capital	-	-	-	-	8,759		-

Shares issued to stockholders
for cash on November 16, 2007
at approximately $.03 per share	-	-	14,000,000	14,000	411,000		-

Dividends paid at $.21 per share
on November 15, 2007	-	-	-	-	(420,000)		-

Net loss for the year ended	-	-	-	-	-		(12,534)
December 31, 2007

BALANCE, December 31, 2007	-	$-	16,000,000	$$16,000	$$90,139	$	$(106,139)

The accompanying notes are an integral part of these financial statements.

FIRST GROWTH INVESTORS, INC.
[A Development Stage Company]

STATEMENTS OF CASH FLOWS

	For the
	Year Ended
	December 31,
	2007	2006	From Inception on September 9, 1997, Through December 31, 2007

Cash Flows From Operating Activities:
Net loss	$(12,534)	$(9,588)	$(106,139)
Adjustments to reconcile net loss to net cash
used by operating activities:
Non-cash expense	319	463	7,490
Amortization expense	-	-	250
Effect of change in accounting principle	-	-	750
Change in assets and liabilities:
Increase (decrease) in accounts payable	(1,225)	180	-

Net Cash (Used) by
Operating Activities	(13,440)	(8,945)	(97,649)

Cash Flows From Investing Activities:
Payment of organization costs	-	-	(1,000)

Net Cash (Used) by Investing Activities	-	-	(1,000)

Cash Flows From Financing Activities:
Proceeds from advances from shareholders	8,440	8,945	44,287
Proceeds from common stock issuance	425,000	-	480,050
Dividends paid	(420,000)		(420,000)
Stock offering costs	-	-	(5,688)
Proceeds from short-term loan and advance	-	-	27,350
Payments on short-term loan and advance	-	-	(27,350)

Net Cash Provided by Financing Activities	13,440	8,945	98,649

Net Increase (Decrease) in Cash	-	-	-

Cash at Beginning of Period	-	-	-

Cash at End of Period	$-	$-	$-

Supplemental Disclosures of Cash Flow Information:
Cash paid during the periods for:
Interest	$-	$-	$994
Income taxes	$-	$-	$1,905

Supplemental Schedule of Noncash Investing and Financing Activities:
For the year ended December 31, 2007:
Shareholders forgave debts and accrued interest totaling $8,759. Due to the related party nature of the debt, the Company recorded the forgiveness as a contribution to Capital.

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

FIRST GROWTH INVESTORS, INC.
[A Development Stage Company]

NOTES TO FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization - First Growth Investors, Inc. (“the Company”) was organized under the laws of the State of Nevada on September 9, 1997. The Company previously bought and sold investments in wine and champagne. The Company is currently seeking a possible merger with or acquisition of another company. The Company has not generated significant revenues and is considered a development stage company as defined in Statement of Financial Accounting Standards No. 7. On November 19, 2007 the Company paid a special cash dividend of $ 0.21 per share, however, any dividends that may be paid in the future will depend upon the financial requirements of the Company and other relevant factors.

Cash and Cash Equivalents - The Company considers all highly liquid debt investments purchased with a maturity of three months or less to be cash equivalents.

Income Taxes - The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes.” This statement requires an asset and liability approach for accounting for income taxes. [See Note 4]

Loss Per Share - The Company computes loss per share in accordance with Statement of Financial Accounting Standards No. 128 “Earnings Per Share,” which requires the Company to present basic and dilutive loss per share when the effect is dilutive [See Note 7].

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

Recently Enacted Accounting Standards - Statement of Financial Accounting Standards (“SFAS”) No. 155, “Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statements No. 133 and 140”, SFAS No. 156, “Accounting for the Servicing of Financial Assets”, SFAS No. 157, “Fair Value Measurements”, SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R)”, SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115”, and SFAS No. 160, “Noncontrolling Interest in Consolidated Financial Statements” (as amended), were recently issued. SFAS No. 155, 156, 157, 158, 159 and 160 have no current applicability to the Company or their effect on the financial statements would not have been significant.

FIRST GROWTH INVESTORS, INC.
[A Development Stage Company]

NOTES TO FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Cont.)

Reclassification - The financial statements for periods prior to December 31, 2007 have been reclassified to conform to the headings and classifications used in the December 31, 2007 financial statements.

NOTE 2 - DISCONTINUED OPERATIONS

On December 31, 2003, the Company discontinued its wine investment business. The Company has accounted for this disposal in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. At December 31, 2007, the Company had no assets or liabilities associated with its discontinued wine investment business.

The following is a summary of the results of operations of the Company’s discontinued wine investment business:

	For the Year Ended December 31,
				From Inception on September 9, 1997 Through December 31,
	2007		2006	2007
Revenue		$-	$-	$99,820
Cost of goods sold		-	-	(118,168)
General and administrative		-	-	(35,253)
Other income		-	-	1,000
Income Taxes		-	-	(1,905)
Net loss	$-	-	$-	$(54,506)

NOTE 3 - CAPITAL STOCK

Preferred Stock - The Company has authorized 1,000,000 shares of preferred stock, $.001 par value, with such rights, preferences and designations and to be issued in such series as determined by the Board of Directors. No shares are issued and outstanding at December 31, 2007.

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

FIRST GROWTH INVESTORS, INC.
[A Development Stage Company]

NOTES TO FINANCIAL STATEMENTS

NOTE 3 - CAPITAL STOCK (Cont.)

On November 6, 2007 the Company entered into a Stock Purchase Agreement with Halter Financial Investments, L.P., a Texas limited partnership ("Purchaser") pursuant to which the Company agreed to sell to Purchaser 14,000,000 unregistered shares of the Company's common stock for $425,000. The transactions contemplated in the Agreement closed on November 16, 2007, and all matters described therein have been consummated. The Purchaser holds 14,000,000 shares or 87.5% of the 16,000,000 shares of the Company's common stock presently outstanding following the completion of all matters referred to above. As such, the Stock Purchase Agreement has resulted in a change of control of the Company.

The Stock Purchase Agreement also required the Company's Board of Directors to declare and pay a special cash dividend of $420,000, or $.21 per share to the record shareholders of the Company at November 15, 2007 holding 2,000,000 shares. The Purchaser did not participate in such dividend. The dividend was paid on November 19, 2007. The funds for the dividend came from the $425,000 proceeds of the sale of common stock described herein.

Richard Crimmins, as a designee of Purchaser, was elected as the sole director and as the President, CEO, CFO, COO and Secretary-Treasurer of the Company replacing the former officer effective November 16, 2007.

On January 10, 2008 and November 5, 2007, the shareholders of the Company approved amendments to the articles of incorporation to increase the authorized common stock from 100,000,000 shares to 500,000,000 and from 24,000,000 shares to 100,000,000 shares, respectively. The amended articles of incorporation were filed with the State of Nevada and became effective on January 10, 2008 and November 5, 2007, respectively.

Common Stock Warrants - In 1999, the Company declared a dividend of 1,000,000 warrants to purchase common stock at $1.00 per share to shareholders of record as of September 30, 1999. All 1,000,000 warrants expired on June 30, 2002.

NOTE 4 - INCOME TAXES

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes”. SFAS No. 109 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards. The Company has available at December 31, 2007, an operating loss carryforward of approximately $104,034, which may be applied against future taxable income and which expires in various years through 2027.

FIRST GROWTH INVESTORS, INC.
[A Development Stage Company]

NOTES TO FINANCIAL STATEMENTS

NOTE 4 - INCOME TAXES (Cont.)

The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards, the Company has established a valuation allowance equal to the tax effect of the loss carryforwards and, therefore, no deferred tax asset has been recognized for the loss carryforwards. The net deferred tax asset is approximately $35,372 and $31,100 as of December 31, 2007 and 2006, respectively, with an offsetting valuation allowance of the same amount. The change in the valuation allowance for the year ended December 31, 2007 is approximately $4,272.

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

Advances from Related Party - During the year ended December 31, 2007 and December 31, 2006, a shareholder of the Company had loaned a total of $8,440 and $8,945 respectively, to the Company. The advances are due on demand and bear interest at 10% per annum. Accrued interest expense at December 31, 2007 and 2006 amounted to $319 and $463, respectively. At December 31, 2007 and 2006 the shareholder forgave all the advances and accrued interest. Due to the related party nature of the debt the Company recorded the forgiveness as a contribution to capital.

FIRST GROWTH INVESTORS, INC.
[A Development Stage Company]

NOTES TO FINANCIAL STATEMENTS

NOTE 7 - LOSS PER SHARE

The following data show the amounts used in computing loss per share for the periods presented:

	For the Year Ended December 31,
	2007	2006

Income (loss) from continuing operations (numerator)	$(12,534)	$(9,588)

Income (loss) from discontinued operations (numerator)	-	-

Income (loss) from cumulative effect of change in accounting principle (numerator)	-	-

Income (loss) available to common shareholders (numerator)	$(12,534)	$(9,588)

Weighted average number of common shares outstanding used in loss per share for the period (denominator)	4,109,589	2,000,000

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

NOTE 9 - SUBSEQUENT EVENTS

Effective March 12, 2008, the Company closed an Equity Transfer Agreement with Bright Stand International Co., Ltd. (“Bright Stand”) and Kunio Yamamoto, a Japanese person and the sole former shareholder of Bright Stand. Pursuant to the terms of the Equity Transfer Agreement the Company acquired all of the outstanding capital stock of Bright Stand from Mr. Yamamoto in exchange for 126,857,134 shares of its common stock. At the closing, Bright Stand became a wholly-owned subsidiary.

FIRST GROWTH INVESTORS, INC.
[A Development Stage Company]

NOTES TO FINANCIAL STATEMENTS

NOTE 9 - SUBSEQUENT EVENTS (Continued)

On March 12, 2008, the Company also consummated with certain accredited investors (the “Investors”) a private placement of 85,714,282 shares of common stock for an aggregate purchase price of approximately $18,000,000. Mr. Yamamoto also sold 14,285,710 shares of common stock to the Investors in the same transaction. These securities were offered and sold in the private placement without registration under the Securities Act of 1933 (the “Securities Act”), in reliance on an exemption from registration under Regulation D, Section 506, Section 4(2) and Section 4(1) of the Securities Act.

In connection with the above described financing transaction, the Company and participants in the Financing entered into a Securities Purchase Agreement, a Registration Rights Agreement, Make Good Escrow Agreements and various ancillary agreements and certificates, disclosure schedules and exhibits in connection therewith.

The above transactions have resulted in a change of control of the Company.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

First Growth Investors, Inc.

Date: March 31, 2008

By: /s/ Gao Zhentao
Chief Executive Officer and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and the dates indicated.

First Growth Investors, Inc.

Date: March 31, 2008

By: /s/ Gao Zhentao
Chief Executive Officer and Director

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Exchange Act by Non Reporting Issuers

No annual report or proxy statement has been sent to security holders.