Form 10-Q/A
period 2008-03-31
YUHE INTERNATIONAL, INC.
filed 2008-07-10
CIK 1047857

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

AMENDMENT NO. 1
TO
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

WEIFANG YUHE POULTRY CO., LTD
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD FROM JANUARY 1, 2008 TO JANUARY 31, 2008
(Stated in US dollars)

WEIFANG YUHE POULTRY CO., LTD

Page

Condensed Consolidated Balance Sheet – unaudited	F-3 to F-4

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) – unaudited	F-5

Condensed Consolidated Statements of Changes in Stockholders’ Equity – unaudited	F-6

Condensed Consolidated Statements of Cash Flows – unaudited	F-7 to F-8

Notes to Condensed Consolidated Financial Statements – unaudited	F-9 to F-23

WEIFANG YUHE POULTRY CO., LTD

CONDENSED CONSOLIDATED BALANCE SHEET – unaudited
AS AT JANUARY 31, 2008
(Stated in US Dollars)

ASSETS
Current assets
Cash and cash equivalents	$1,051,106
Accounts receivable	1,475
Inventories	4,624,425
Advances to suppliers	305,013

Total current assets	$5,982,019
Deposits paid	1,084,265
Other receivables, net	3,001,699
Unlisted investments	279,738
Plant and equipment, net	15,323,245
Intangible assets, net	2,832,869
Due from related companies	3,775,469
Due from directors	233,037
Deferred expenses	602,918
Total assets	$33,115,259

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable	$4,800,664
Current portion of long-term loans	4,383,951
Loans payable	1,770,862
Payroll and payroll related liabilities	545,565
Accrued expenses	473,020
Advances from customers	209,694
Tax payables	125,645
Due to related companies	320,913
Total current liabilities	$12,630,315

See accompanying notes to condensed consolidated financial statements

WEIFANG YUHE POULTRY CO., LTD

CONDENSED CONSOLIDATED BALANCE SHEET – unaudited (Continued)
AS AT JANUARY 31, 2008
(Stated in US Dollars)

Long-term liabilities
Long-term loans	$6,165,365
Total liabilities	$18,795,680

Commitments and contingencies	$-

Minority interests	$278,766

STOCKHOLDERS’ EQUITY
Registered capital	$3,019,003
Additional paid-in capital	7,009,523
Retained earnings	3,058,878
Accumulated other comprehensive income	953,409

$14,040,813

Total liabilities and stockholders’ equity	$33,115,259

See accompanying notes to condensed consolidated financial statements

WEIFANG YUHE POULTRY CO., LTD

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE INCOME (LOSS) – unaudited
FOR THE PERIOD FROM JANUARY 1, 2008 TO JANUARY 31, 2008
(Stated in US Dollars)

Net revenues	$1,491,329
Cost of revenues	(1,337,438)

Gross profit	$153,891
Operating expenses:
Selling expenses	(28,997)
General and administrative expenses	(122,695)

Operating income	$2,199
Other income	5,604
Bad debts recovery of other receivables	219,893
Interest income	5
Interest expenses	(86,167)

Income before income taxes	$141,534

Income taxes	-

Net income before minority interests	$141,534

Minority interests (earnings)	(73,398)

Net income	$68,136

Other comprehensive income	-
Foreign currency translation adjustment	201,390

Comprehensive income	$269,526

See accompanying notes to condensed consolidated financial statements

WEIFANG YUHE POULTRY CO., LTD

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY – unaudited
FOR THE PERIOD FROM JANUARY 1, 2008 TO JANUARY 31, 2008
(Stated in US Dollars)

				Accumulated
		Additional		Other
	Registered	paid-in	Retained	Comprehensive
	capital	capital	earnings	Income	Total

Balance, January 1, 2008	$482,713	$7,009,523	$2,990,742	$752,019	$11,243,997
Net income	-	-	68,136	-	68,136
Injection of additional capital from Bright Stand (Note 12)	2,536,290	-	-	-	2,536,290
Foreign currency translation adjustment	-	-	-	201,390	201,390

Balance, January 31, 2008	$3,019,003	$7,009,523	$3,058,878	$953,409	$14,040,813

See accompanying notes to condensed consolidated financial statements

WEIFANG YUHE POULTRY CO., LTD

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE PERIOD FROM JANUARY 1, 2008 TO JANUARY 31, 2008 – unaudited
(Stated in US Dollars)

Cash flows from operating activities
Net income	$68,136
Adjustments to reconcile net income to net cash used in operating activities
Depreciation	121,213
Amortization	5,200
Minority interests	73,398
Change in assets and liabilities
Advances to suppliers	212,910
Prepaid expenses	64,556
Deposits paid	111,147
Inventories	(607,144)
Deferred expenses	(41,232)
Accounts payable	(768,683)
Payroll and payroll related liabilities	(304,784)
Accrued expenses	104,606
Advances from customers	15,465
Other tax payables	(9,266)

Net cash used in operating activities	$(954,478)

Cash flows from investing activities
Deposits paid and acquisition of property, plant & equipment	$(206,700)
Decrease in other receivables	(238,310)
Advances from related parties receivables	2,321,943
Net cash provided by investing activities	$1,876,933

WEIFANG YUHE POULTRY CO., LTD

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS – unaudited (Continued)
FOR THE PERIOD FROM JANUARY 1, 2008 TO JANUARY 31, 2008
(Stated in US Dollars)

Cash flows from financing activities
Repayments of loan payables	$(1,555,807)
Proceeds from capital contributions	2,536,290
Repayment to related parties	(900,140)

Net cash provided by financing activities	$80,343

Effect of foreign currency translation on cash and cash equivalents	853

Increase in cash and cash equivalents	1,003,651

Cash and cash equivalents–beginning of period	47,455

Cash and cash equivalents–end of period	$1,051,106
Supplementary cash flow information:
Interest paid in cash	$180

See accompanying notes to condensed consolidated financial statements

WEIFANG YUHE POULTRY CO., LTD
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

1.	Organization and principal activities

Weifang Yuhe Poultry Co., Ltd (the Company) was established in Weifang, Shandong of the People’s Republic of China (the PRC) as a limited company on March 8, 1996. The Company currently operates through itself and one subsidiary located in Mainland China: Weifang Taihong Feed Co., Ltd. (Taihong).

Taihong was established in Weifang, Shandong of the People’s Republic of China (the PRC) as a limited company on May 26, 2003. Pursuant to a group reorganization on September 14, 2007, the Company became the holding company of Taihong.

The Company and its subsidiary (hereinafter, collectively referred to as “the Group”) are engaged in the business of chick and feed production.

2.	Summary of significant accounting policies

(a)	Method of Accounting

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America. The Company's functional currency is the Chinese Renminbi; however the accompanying consolidated financial statements have been translated and presented in United States Dollars ($).

(b)	Principles of consolidation

The consolidated financial statements are presented in US Dollars and include the accounts of the Company, Taihong, a subsidiary which the company has a 56.25% ownership. All significant inter-company balances and transactions are eliminated in consolidation.

The Company acquired its subsidiary on September 14, 2007 through a reorganization between entities under common control. Accordingly, the transaction was accounted for similar to a pooling of interests in accordance with SFAS 141 “Business Combination” Appendix D and is presented as if it had occurred at the beginning of the first period presented. The following table depicts the identity of the subsidiary:

Name of Company	Place & date of Incorporation	Attributable Equity Interest %	Registered Capital
Weifang Taihong Feed Co., Ltd.	PRC/ May 26 2003	56.25	$965,379	(RMB8,000,000)

(c)	Use of estimates

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

WEIFANG YUHE POULTRY CO., LTD
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

2.	Summary of significant accounting policies (Continued)

(d)	Economic and political risks

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

(f)	Intangible assets

Intangible assets represent land use rights in the PRC. Land use rights are carried at cost and amortized on a straight-line basis over the period of rights of 50 years commencing from the date of acquisition of equitable interest. According to the laws of the PRC, the government owns all of the land in the PRC. Companies or individual are authorized to possess and use the land only through land usage rights approved by the PRC government.

WEIFANG YUHE POULTRY CO., LTD
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

2.	Summary of significant accounting policies (Continued)

(g)	Guarantee Expense

The Company accounts for its liability for product guaranteed in accordance with FASB Interpretation No. 45 (FIN 45), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” Under FIN 45, the aggregate changes in the liability for accruals related to product warranties issued during the reporting period must be charged to expense as incurred.

The Company guarantees a 98% survival rate of its product by delivering additional 2% of the product. The guarantee expires seven days after delivery. If the survival rate falls below 96%, the Company provides additional guarantee compensation to customers. Based on historical experience, the likelihood that survival rate falls below 96% is remote and therefore no accrued guarantee liability was recorded at period end. The Company records guarantee expense as incurred. There was no guarantee expense for the period from January 1, 2008 to January 31, 2008.

(h) Accounting for the impairment of long-lived assets

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

(i) Inventories

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

(j) Trade receivables

Trade receivables are recognized and carried at the original invoice amount less allowance for any uncollectible amounts. An estimate for doubtful accounts is made when collection of the full amount is no longer probable. Bad debts are written off as incurred. It is a common industry practice in the PRC that customers pay in advance before delivery of the products. As a result, the Company maintains a low level of trade receivables.

WEIFANG YUHE POULTRY CO., LTD
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

2.	Summary of significant accounting policies (Continued)

(k)	Cash and cash equivalents

The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. The Company maintains bank accounts only in the PRC. The Company does not maintain any bank accounts in the United States of America. Cash deposits in PRC banks are not insured by any government agency or entity.

(l)	Revenue recognition

Net revenue is recognized when the third-party distributors and larger producers take delivery and acceptance of products. The Company treats both the distributors and larger producers as end users. The price is fixed or determinable as stated in the sales contract, and the collectibility is reasonably assured. Customers do not have a general right of return on products delivered.

(m)	Cost of revenues

Cost of revenues consists primarily of material costs, employee compensation, depreciation and related expenses, which are directly attributable to the production of products. Write-down of inventory to lower of cost or market is also recorded in cost of revenues.

(n)	Advertising

The Group expensed all advertising costs as incurred. There was no advertising expenses for the period from January 1, 2008 to January 31, 2008.

(o)	Retirement benefit plans

The employees of the Group are members of a state-managed retirement benefit plan operated by the government of the PRC. The Group is required to contribute a specified percentage of payroll costs to the retirement benefit scheme to fund the benefits. The only obligation of the Group with respect to the retirement benefit plan is to make the specified contributions.

Retirement benefits in the form of contributions under defined contribution retirement plans to the relevant authorities are charged to the statements of income as incurred. The retirement benefit expenses for the period from January 1, 2008 to January 31, 2008 were $5,843.

WEIFANG YUHE POULTRY CO., LTD
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

2.	Summary of significant accounting policies (Continued)

(p)	Income tax

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

The Company is operating in the PRC, and in accordance with the relevant tax laws and regulations of PRC, the corporation income tax rate is 25%. However, the Company is a poultry company, and in accordance with the relevant regulations regarding the favorable tax treatment for an outstanding poultry company, the Company is entitled to a tax free treatment until January 31, 2008.

The corporate income tax for the subsidiary, Weifang Taihong Feed Co., Ltd is 25%.

(q)	Shipping and handling fees

Shipping and handling fees are expensed when incurred. Shipping and handling charges included in the selling expenses for the period from January 1, 2008 to January 31, 2008 was $5,330.

(r)	Minority interests

Minority interests refer to the 43.75% investment by third parties in the equity of Taihong and are not held by the Company.

(s)	Foreign currency translation

The accompanying financial statements are presented in United States dollars. The functional currency of the Company is the Renminbi (RMB). The financial statements are translated into United States dollars from RMB at year-end exchange rates as to assets and liabilities and average exchange rates as to revenues and expenses. Capital accounts are translated at their historical exchange rates when the capital transactions occurred.

January 31, 2008
Balance sheet	RMB 7.20180 to US$1.00
Statement of income and comprehensive income	RMB 7.25883 to US$1.00

The RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions. No representation is made that the RMB amounts could have been, or could be, converted into US$ at the rates used in translation.

WEIFANG YUHE POULTRY CO., LTD
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

2.	Summary of significant accounting policies (Continued)

(t)	Comprehensive income

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

(u)	Fair value of financial instruments

SFAS No. 107, “Disclosures about Fair Value of Financial Instruments” (“SFAS 107”) requires entities to disclose the fair values of financial instruments except when it is not practicable to do so. Under SFAS No. 107, it is not practicable to make this disclosure when the costs of formulating the estimated values exceed the benefit when considering how meaningful the information would be to financial statement users.

The fair values of all assets and liabilities do not differ materially from their carrying amounts. None of the financial instruments held are derivative financial instruments and none were acquired or held for trading purposes during the period for January 1, 2008 to January 31, 2008.

2.	Summary of significant accounting policies (Continued)

(v)	Recent accounting pronouncements

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

WEIFANG YUHE POULTRY CO., LTD
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

3.	Inventories

Inventories consist of the following:

Raw materials	$706,405
Work in progress	3,870,136
Finished goods	47,884
$4,624,425

4.	Other receivables, net

Other receivables, net consist of the following:

Loan receivables	$3,234,413
Other receivables	230,459
Less: Allowances	(436,173)

$3,001,699

Other receivables are unsecured, interest free and have no fixed repayment date.

Recovery of bad debts of other receivable for the period ended January 31 2008 included in other income $61,368.

Allowance is made when collection of the full amount is no longer probable. Management reviews and adjusts this allowance periodically based on historical experience, current economic climate as well as its evaluation of the collectibility of outstanding accounts. The Group evaluates the credit risks of its customers utilizing historical data and estimates of future performance.

WEIFANG YUHE POULTRY CO., LTD
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

5.	Unlisted investments

Unlisted investments at January 31, 2008 are the 3% investments in Hanting Rural Credit Cooperative (“Hanting”). It is stated at cost because the Group does not have significant influence or control over this investment. The management of the Company has reviewed the investment in Hanting for any impairment and determined there is no indication that the carrying amount of Hanting may not be recoverable.

6.	Plant and equipments, net

Plant and equipment consists of the following:

At cost
Buildings	$9,849,070
Machinery	5,408,153
Motor vehicles	432,291
Furniture and equipment	276,570
$15,966,084
Less: accumulated depreciation	(5,063,219)
Construction in progress	4,420,380
$15,323,245

Depreciation expenses included in the cost of sales during the period from January 1, 2008 to January 31, 2008 was $83,448, and included in the general and administrative expenses for the period ended January 31, 2008 was $37,765.

As of January 31, 2008, buildings and machinery of the Group were pledged as collateral under certain loan arrangements.

There was no interest capitalized for the construction in progress during the period from January 1, 2008 to January 31, 2008.

WEIFANG YUHE POULTRY CO., LTD
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

7.	Intangible assets, net

Intangible assets consist of the following:

Land use rights, at cost	$3,117,798
Less: accumulated amortization	284,929
$2,832,869

As of January 31, 2008, land use rights of the Group were pledged as collateral under certain loan arrangements.

Amortization expense included in the cost of revenues during the period from January 1, 2008 to January 31, 2008 was $5,200.

8.	Due from related companies

Hexing Green Agriculture Co., Ltd – Mr. Gao Zhentao, the director of the company is also the director	$72,263
Shandong Yuhe Food Co., Ltd – Mr. Gao Zhentao, the director of the company is also the director	3,653,930
Shandong Yuhe New Agriculture Academy of Sciences – Mr. Gao Zhentao, the director of the company is also the director	49,251
Weifang Jiaweike Food Co., Ltd – Mr. Gao Zhentao, the director of the company is also the director	25
$3,775,469

The amounts due from related companies are unsecured, interest free and have no fixed repayment date.

WEIFANG YUHE POULTRY CO., LTD
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

9.	Due from directors

Details of due from directors are as follows:

Mr. Tan Yi	$79,491
Mr. Gao Zhenbo	78,091
Mr. Gao Zhentao	75,455
$233,037

The amounts due from directors are unsecured, interest free and have no fixed repayment date.

10.	Loan payable

Loans payable are loans from unrelated companies for temporary fund for operation purposes. They are unsecured, interest free and have no fixed repayment date.

11.	Due to related companies

Weifang Hexing Breeding Co., Ltd – Mr. Gao Zhentao, the director of the company is also the director	$301,965
Shandong Yuhe Food Co., Ltd – Mr. Gao Zhentao, the director of the company is also the director	18,948
$320,913

The amounts due to related companies are unsecured, interest free and have no fixed repayment date. These loans are used for working capital purposes.

Bright Stand is the legal and accounting acquirer of the Group. Bright Stand becomes the sole shareholder of the company after January 31, 2008 business combination.

WEIFANG YUHE POULTRY CO., LTD
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

12.	Registered capital

As of January 31, 2008, capital contributions paid-up amounted to $3,019,003 (RMB 22,224,004).

Prior to the effective closing date of the acquisition transaction as discussed in Note 19, Bright Stand International Limited contributed $2,536,290 additional capital to the Company for working capital purposes.

13.	Long-term liabilities

Loans from Nansun Rural Credit,	$8,350,383
interest rate at 9.22% to 10.51%
per annum, due from Nov 28, 08 to
May 17, 10

Loans from Shuangyang Rural Credit	904,625
interest rate at 9.33% per annum,
due on Oct 12, 08

Loans from Hanting Kaiyuan Rural	1,015,963
Credit Cooperative, interest rate at
9.22% to 13.31% per annum,
due from Nov 28, 08 to Jan 10, 09

Loans from Hanting Rural	278,345
Credit Cooperative, interest rate at
8.19% per annum, due from Nov 8, 09

10,549,316
Less: current portion of long-term	(4,383,951)
liabilities
6,165,365

Future maturities of long-term loans as at January 31, 2008 are as follows:

Remainder of 2008	$4,383,951
2009	2,686,040
2010	3,479,326
$10,549,317

WEIFANG YUHE POULTRY CO., LTD
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

14.	Income tax

The Company is operating in the PRC, and in accordance with the relevant tax laws and regulations of PRC, the corporation income tax rate is 25%. However, the Company is an agricultural company, and in accordance with the relevant regulations regarding the tax exemption, the Company is tax-exempt as long as it is registered as an agricultural entity.

Taihong is operating in the PRC, and in accordance with the relevant tax laws and regulations of PRC, the corporation income tax rate is 25%. No provision for income tax is made as Taihong has no taxable income for the period for the period from January 1, 2008 to January 31, 2008.

The Group uses the asset and liability method, where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes. There are no material timing differences and therefore no deferred tax asset or liability at January 31, 2008

The provision for income taxes consists of the following:

Current tax
- PRC	$-
- Deferral tax provision	-
$-

All of the Group’s income (loss) before income taxes is from PRC sources. Actual income tax expenses reported in the consolidated statements of income and comprehensive income differ from the amounts computed by applying the PRC statutory income tax rate of 25% to income (loss) before income taxes during the period from January 1, 2008 to January 31, 2008 for the following reasons:

Income before income taxes	$141,534

Computed “expected” income tax expense at 25%	$35,384
Tax effect on net taxable temporary differences	(41,942)
Effect of cumulative tax losses and tax holiday	6,558

$-

WEIFANG YUHE POULTRY CO., LTD
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

15.	Related parties transactions

The following material transactions with related parties during the years were in the opinion of the directors, carried out in the ordinary course of business and on normal commercial terms:

Sales of goods to a related company	$695,851

Sales to Weifang Hexing Breeding Co., Ltd, a related company, during the period from January 1, 2008 to January 31, 2008.

During 2008, Jiaweike was disposed of to the Weifang Hexing Breeding Co., Ltd, a related company where Mr. Gao Zhentao, the director of the Company is also the director. (note 5)

16.	Significant concentrations and risk

(a) Customer Concentrations

The Group has the following concentrations of business with each customer constituting greater than 10% of the Company’s gross sales:

Wang Jianbo	24.89%
Wei Yunchao	22.10%
Li Yubo	18.03%

The Group has not experienced any significant difficulty in collecting its accounts receivable in the past and is not aware of any financial difficulties being experienced by its major customers.

The Group has the following concentrations of business with each supplier constituting greater than 10% of the Company’s gross purchases:

Ma Suping	15.94%
Lu Xingzhong	10.20%

(b) Credit Risk

Financial instruments that potentially subject the Group to significant concentration of credit risk consist primarily of cash and cash equivalents. As of January 31, 2008, substantially all of the Group’s cash and cash equivalents were held by major financial institutions located in the PRC, which management believes are of high credit quality.

WEIFANG YUHE POULTRY CO., LTD
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

16.	Significant concentrations and risk (Continued)

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

17.	Business and geographical segments

The Company’s operations are classified into two principal reportable segments that provide different products or services.  Weifang is engaged in the business of chick while Taihong is engaged in the business of feed production, in which most of the product were used internally.  Separate management of each segment is required because each business unit is subject to different production and technology strategies.

Reportable Segments

	Production of chick	Production of feeds	Total

External revenue	1,443,425	47,904	1,491,329
Intersegment revenue		737,602	737,602
Interest income	5	-	5
Interest expense	(34,819)	(51,348)	(86,167)
Depreciation and amortization	116,071	10,342	126,413
Net profit (loss) after tax	(26,232)	167,766	141,534

Assets
Expenditures for long-lived assets	206,176	524	206,700

Note: Intersegment revenue of $737,602 was eliminated in consolidation.

WEIFANG YUHE POULTRY CO., LTD
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

18.	Commitments and contingencies

Operating Leases - In the normal course of business, Weifang Yuhe leases the land for hen house under operating lease agreements. Weifang Yuhe rents land, primarily for the feeding of the chickens. The operating lease agreements generally contain renewal options that may be exercised at Weifang Yuhe discretion after the completion of the base rental terms. Weifang Yuhe was obligated under operating leases requiring minimum rentals as follows:

Up to January 31,

2008	$134,319
2009	146,530
2010	135,049
2011	77,648
2012	77,648
Thereafter	1,444,031
Total minimum lease payments	$2,015,225

During the period for January 1, 2008 to January 31, 2008, rent expenses amounted to $22,432 was recorded as cost of sales.

19.	Subsequent Events

In January 31, 2008, Bright Stand International Limited, Bright Stand, a company incorporated in the British Virgin Islands, acquired 100% equity ownership of Weifang Yuhe and 43.75% equity ownership of Taihong for cash consideration equal to the appraised fair market value of Weifang Yuhe in the amount of $11,306,522, or RMB 81,450,000, and $312,530, or RMB 2,244,000. As a result, Weifang Yuhe and Taihong became wholly-owned subsidiaries of Bright Stand.

YUHE INTERNATIONAL INC.
(Formerly known as First Growth Investors Inc.)

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007

YUHE INTERNATIONAL INC.
(Formerly known as First Growth Investors Inc.)

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007

Index to condensed consolidated financial statements

Page
Condensed Consolidated Balance Sheets - unaudited	F-26
Condensed Consolidated Statements of Operations and Comprehensive Income - unaudited	F-27
Condensed Consolidated Statements of Changes in Stockholders’ Equity - unaudited	F-28
Condensed Consolidated Statements of Cash Flows - unaudited	F-29
Notes to Unaudited Condensed Consolidated Financial Statements	F-30 to F-56

YUHE INTERNATIONAL INC.
(Formerly known as First Growth Investors Inc.)

CONDENSED CONSOLIDATED BALANCE SHEETS - Unaudited
(Stated in US Dollars)

	March 31, 2008	December 31, 2007
	(unaudited)	(audited)
ASSETS
Current assets:
Cash and cash equivalents	2,988,595	$1,050,168
Restricted cash	1,750,000	-
Accounts receivables, net of allowances of $17,677	1,510	-
Prepaid expenses	38,577	-
Inventories	7,149,839	-
Note receivables, net	11,338,839	-
Advances to suppliers	862,088	-
Total current assets	24,129,448	1,050,168

Deposits paid	1,144,790	-
Other receivables, net	266,406	-
Unlisted investments	286,235	-
Plant and equipment, net	15,531,164	-
Intangible assets, net	2,888,025	-
Due from related companies	4,314,623	1,000,000
Due from shareholder	15,000	-
Deferred expenses	588,903	-
Total assets	49,164,594	$2,050,168

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	4,685,185	$-
Current portion of long term loans	4,485,774	-
Loan payable	2,408,464	-
Payroll and payroll related liabilities	664,840	-
Accrued expenses	1,066,098	70
Advances from customers	156,340	-
Other tax payables	138,152	-
Due to related companies	953,507	2,210
Total current liabilities	14,558,360	2,280

Non-current liabilities
Long-term loans	6,308,564	-
Total liabilities	20,866,924	2,280

Shareholders' Equity
Preferred stock, $.001 par value, 1,000,000 shares authorized, no shares issued and outstanding	-
Common stock at $.001 par value; authorized 500,000,000 shares authorized, 15,543,330 and 8,626,318equivalent shares issued and outstanding	15,543	8,626
Additional paid-in capital	29,542,836	2,041,474
Stock Subscription Receivable	(1,403,937)	-
Accumulated deficits	(274,693)	(2,212)
Accumulated other comprehensive income	417,921	-
Total stockholders’ equity	28,297,670	2,047,888
Total liabilities and stockholders’ equity	49,164,594	$2,050,168

See accompanying notes to condensed consolidated financial statements

YUHE INTERNATIONAL INC.
(Formerly known as First Growth Investors Inc.)

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND
COMPREHENSIVE INCOME – Unaudited
(Stated in US Dollars)

	For The Three Months Ended
	March 31
	2008	2007

Net revenues	$1,103,551	$-

Cost of revenue	(874,707)	-
Gross profit	228,844	-

Operating Expenses
Selling expenses	(48,540)	-
General and administrative expenses	(247,824)	-

Total operating expenses	(296,364)	-

Loss from operations	(67,520)	-

Non-operating income
Interest income	158	-
Other income	5,900	-
Interest expenses	(180,474)	-
Other expenses	(30,545)	-

Total other expenses	(204,961)	-

Net loss before income taxes	(272,481)	-
Income taxes	-	-

Net loss	$(272,481)	$-

Other comprehensive income
Foreign currency translation	417,921	-
Comprehensive income	$145,440	$-

Loss per share	$(0.01)	$-

Weighted average shares outstanding	10,146,353	8,626,318

See accompanying notes to condensed consolidated financial statements

YUHE INTERNATIONAL INC.
(Formerly known as First Growth Investors Inc.)

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY – unaudited

(Stated in US Dollars)

	Common stock
	Shares outstanding	Amount	Additional paid-in capital	Stock subscription receivable		Retained Earnings	Accumulated other comprehensive income		Total shareholders’ Equity
Balance at December 31, 2007	8,626,318	$8,626	$2,041,474	$		$(2,212)	$		$2,047,888
Additional capital contribution			12,149,750						12,149,750
Recapitalization	1,087,994	1,088	(2,082)						(994)
Share issued in private placement at $3.088 per share	5,829,018	5,829	17,994,171						18,000,000
Cost of raising capital			(2,640,477)						(2,640,477)
Stock subscription receivable					(1,403,937)				(1,403,937)
Warrants issued in connection with private placement			2,398,975						2,398,975
Cost of issuance of warrants			(2,398,975)						(2,398,975)
Net loss for the period						(272,481)			(272,481)
Foreign currency translation adjustment								417,921	417,921

Balance at March 31, 2008	15,543,330	$15,543	$29,542,836		$(1,403,937)	$(274,693)		$417,921	$28,297,670

YUHE INTERNATIONAL INC.
(Formerly known as First Growth Investors Inc.)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS – Unaudited
(Stated in US Dollars)

	For The Three Months Ended
	March 31
	2008	2007
Cash flows from operating activities
Net loss	$(272,481)	$-
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	244,464	-
Amortization	10,414	-
Bad debts recovery of other receive bales	(13,145)	-
Changes in operating assets and liabilities:
Advances to suppliers	(538,226)	-
Prepaid expenses	(10,333)	-
Deposits paid	(2,801)	-
Inventories	(2,366,280)	-
Accounts payable	(222,125)	-
Payroll and payroll related liabilities	104,323	-
Accrued expenses	569,571	-
Advances from customers	(56,979)	-
Other tax payables	9,383	-

Net cash used in operating activities	(2,544,215)	-

Cash flows from investing activities
Deposits paid and acquisition of property, plant and equipment	(248,616)	-
Acquisition of subsidiaries	(10,567,946)	-
Advances to notes receivables	(11,036,697)	-
Advances to related parties receivables	(208,458)	-

Net cash used in investing activities	(22,061,717)	-
Cash flows from financing activities
Proceeds from loan payable	778,870	-
Proceeds from related party	1,285,168	-
Capital contribution by shareholder	12,149,750	-
Proceeds from common stock sale - net of offering costs	12,205,586	-

Net cash flows provided by financing activities:	26,419,374	-

Effect of foreign currency translation on cash and cash equivalents	124,985	-

Net increase in cash	1,938,427	-

Cash- beginning of period	1,050,168	-

Cash- end of period	$2,988,595	$-

Supplemental disclosure of non cash investing and financing activities:
Interest paid	$181,474	$-
Income taxes paid	$-	$-

See accompanying notes to condensed consolidated financial statements

1.	Basis of presentation

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

2.	Organization and Basis of Preparation of Financial Statements

Yuhe International Inc.

Yuhe International Inc. (formerly known as First Growth Investors Inc.) (“Yuhe” or “the Company”) was originally organized under the laws of the State of Nevada on September 9, 1997. The Company was not presently engaged in any business activities and had no operations, income producing assets or significant operating capital. At December 31, 2007, the Company was at development stage until its business combination with Bright Stand on March 12, 2008.

2.	Organization and Basis of Preparation of Financial Statements - continued

On March 12, 2008, the Company completed a reverse acquisition transaction with Bright Stand International Co., Ltd., “Bright Stand”, and Kunio Yamamoto, a Japanese person and the sole former shareholder of Bright Stand. Pursuant to the terms of the Equity Transfer Agreement, the Company acquired all of the outstanding capital stock of Bright Stand from Mr. Yamamoto in exchange for 126,857,134 shares (equivalent to 8,626,236 post –split shares) of its common stock. As a result of the transaction, Mr. Yamamoto held 126,857,134 shares (equivalent to 8,626,236 post –split shares), or 88.8 % of our 142,857,134 shares (equivalent to 9,714,230 post –split shares), of common stock then outstanding following the completion of all matters referred to above. At the closing, Bright Stand became a wholly-owned subsidiary of the Company. Accordingly, all references to common shares of Bright Stand’s common stock have been restated to reflect the equivalent numbers of Yuhe International Inc. equivalent shares. Bright Stand thereby became the Company’s wholly owned subsidiary and the former shareholders of Bright Stand became the Company’s controlling stockholders.

This share exchange transaction resulted in Bright Stand former shareholders obtaining a majority voting interest in the Company. Generally accepted accounting principles require that the company whose shareholders retain the majority interest in a combined business be treated as the acquirer for accounting purposes, resulting in a reverse acquisition with Bright Stand as the accounting acquiror and Yuhe International Inc. as the acquired party. Accordingly, the share exchange transaction has been accounted for as a recapitalization of the Company. The equity section of the accompanying financial statements have been restated to reflect the recapitalization of the Company due to the reverse acquisition as of the first day of the first period presented. The assets and liabilities acquired that, for accounting purposes, were deemed to have been acquired by Bright Stand were not significant.

On March 12, 2008, the Company closed a Securities Purchase Agreement with certain investors, the “Financing”. Pursuant to the terms of such Securities Purchase Agreement, such investors collectively invested $18,000,000 into Yuhe at the price of $0.21 ($3.088 post-split) per share in exchange for our issuance of 85,714,282 (equivalent to approximately 5,829,018 post –split shares) shares to such investors. Mr. Yamamoto also sold 14,285,710 (equivalent to 971,423 post –split shares) shares of common stock to such investors for $3,000,000. Immediately following the closing of the Securities Purchase Agreement, Mr. Yamamoto owned 112,571,424 (equivalent to 7,654,815 post –split shares) shares of our common stock, and the investors owned 99,999,992 shares equivalent to 6,799,962 post –split shares) of our common stock.

2.	Organization and Basis of Preparation of Financial Statements - continued

In connection with this private placement on March 12, 2008, as part of the compensation to the placement agent, Roth Capital Partners, LLC, in connection with their services under the Securities Purchase Agreement, the Company issued to Roth Capital Partners, LLC and WLT Brothers Capital, Inc. warrants to acquire an aggregate of 6,999,999 shares (equivalent to 476,014 post-split shares) of common stock, exercisable at any time after the date falling 6 months after their issuance. The warrants have a strike price equal to $0.252 ($3.705 post-split), have a term of three years starting from March 12, 2008 and permit cashless or cash exercise at all times after they are exercisable until they expire on March 12, 2011. The shares of common stock issuable upon the exercise of the warrants have registration rights. In addition, Roth Capital Partners, LLC and WLT Brothers Capital, Inc. received cash compensation in the amount of $1.47 million.

From the private placement arrangement, the Company raised gross proceeds of $18,000,000.

Also, on March 12, 2008, our majority stockholder, Mr. Yamamoto, entered into an escrow agreement with the private placement investors. Mr. Yamamoto will deliver a certain number of shares of our common stock owned by him to the investors pro-rata in accordance with their respective investment amount for no additional consideration if:

(i)	our after tax net income for our fiscal year ending on December 31, 2008 is less than $9,000,000 and fiscal year ending on December 31, 2009 is less than 95% of $13,000,000; and
(ii)	our earnings per share reported in the fiscal year ending on December 31, 2009 is less than $0.74 on a fully diluted basis (the “Low Performance Events”).

Mr. Yamamoto has placed an aggregate of 49,411,763 shares (equivalent to 3,359,889 post-split shares) of common stock (“Make Good Shares”) into an escrow account pursuant to the terms of the Make Good Escrow Agreement by and among us, Mr. Yamamoto, the Investors and the escrow agent named therein. In the event we do not achieve the Targets in 2008 and 2009, Make Good Shares will be conveyed to the Investors pro-rata in accordance with their respective investment amount for no additional consideration. In the event that the foregoing Low Performance Events do not occur, the Make Good Shares will be transferred to Mr. Yamamoto.

After the reverse acquisition, the total common stock issued and outstanding of the Company is 15,543,330 post-split shares.

The Company amended its articles of incorporation on April 4, 2008 and changed its name into Yuhe International Inc.

2.	Organization and Basis of Preparation of Financial Statements - continued

Bright Stand International Limited (“Bright Stand”)

On August 3, 2007, Bright Stand International Limited (“Bright Stand”) was incorporated with limited liability in the British Virgin Islands. On January 31, 2008, Bright Stand International Limited completed the acquisition (note 4) of 100% common stock of Weifang Yuhe Poultry Co., Limited (“Weifang”) and 43.75% of Weifang Taihong Feed Co., Ltd. (Taihong). As a result, Bright Stand owned 100% of Weifang and owned 43.75% direct interest of Taihong and 56.25% indirect interest of Taihong through Weifang. Weifang and Taihong became the wholly-owned subsidiaries of Bright Stand.

Weifang Yuhe Poultry Co., Ltd (“Weifang”)

Weifang Yuhe Poultry Co., Ltd (“Weifang”) was established in Weifang, Shandong of the People’s Republic of China (the PRC) as a limited company on March 8, 1996. The Company currently operates through itself and owned 56.25% of Weifang Taihong Feed Co., Ltd. Weifang is a supplier of day-old chickens raised for meat production, or broilers, in the People’s Republic of China.

Weifang Taihong Feed Co., Ltd. (“Taihong”)

Weifang Taihong Feed Co., Ltd. was established in Weifang, Shandong of the People’s Republic of China (the PRC) as a limited company on May 26, 2003. Taihong is a feed stock company whose primary purpose is to supply feed stock for Weifang’s breeder chickens.

The Company’s operations are conducted through its subsidiaries in the People’s Republic of China, Weifang Yuhe Poultry Co. Ltd. (“Weifang”), and Weifang Taihong Feed Co. Ltd. (“Taihong”). The Company and its subsidiary (hereinafter, collectively referred to as “the Group”) are engaged in the business of chick and feed production.

3.	Summary of significant accounting policies

(a) Principles of consolidation

The condensed consolidated financial statements, prepared in accordance with generally accepted accounting principles in the United States of America, include the assets, liabilities, revenues, expenses and cash flows of the Company and all its subsidiaries. This basis of accounting differs in certain material respects from that used for the preparation of the books and records of the Company’s principal subsidiaries, which are prepared in accordance with the accounting principles and the relevant financial regulations applicable to enterprises with limited liabilities established in the PRC (“PRC GAAP”) the accounting standards used in the place of their domicile.  The accompanying consolidated financial statements reflect necessary adjustments not recorded in the books and records of the Company’s subsidiaries to present them in conformity with US GAAP.

The condensed consolidated financial statements of the Company include the accounts of Yuhe International Inc, Bright Stand International Limited, Weifang Yuhe Poultry Co., Ltd and Weifang Taihong Feed Co., Ltd. after the date of acquisitions. All significant intercompany accounts, transactions and cash flows are eliminated on consolidation.

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

3.	Summary of significant accounting policies - continued

(f) Intangible assets

Intangible assets represent land use rights in the PRC. Land use rights are carried at cost and amortized on a straight-line basis over the period of rights of 50 years commencing from the date of acquisition of equitable interest. According to the laws of the PRC, the government owns all of the land in the PRC. Companies or individual are authorized to possess and use the land only through land usage rights approved by the PRC government.

(g) Guarantee Expense

The Company accounts for its liability for product guaranteed in accordance with FASB Interpretation No. 45 (FIN 45), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” Under FIN 45, the aggregate changes in the liability for accruals related to product warranties issued during the reporting period must be charged to expense as incurred.

The Company guarantees a 98% survival rate of its product by delivering additional 2% of the product. The guarantee expires seven days after delivery. If the survival rate falls below 96%, the Company provides additional guarantee compensation to customers. Based on historical experience, the likelihood that survival rate falls below 96% is remote and therefore no accrued guarantee liability was recorded at year-end. The Company records guarantee expense as incurred. Guarantee expense for the three months ended March 31, 2008 and 2007 were $0 and $0, respectively.

(h) Accounting for the impairment of long-lived assets

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

3.	Summary of significant accounting policies - continued

(i) Inventories

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

(j) Trade receivables

Trade receivables are recognized and carried at the original invoice amount less allowance for any uncollectible amounts. An estimate for doubtful accounts is made when collection of the full amount is no longer probable. Bad debts are written off as incurred. It is a common industry practice in the PRC that customers pay in advance prior to delivery of the products. As a result, the Company maintains a low level of trade receivables.

(k) Cash and cash equivalents

The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. The Company maintains bank accounts only in the PRC. The Company does not maintain any bank accounts in the United States of America. Cash deposits in PRC banks are not insured by any government agency or entity.

(l) Revenue recognition

Revenue from sales of the Company’s products is recognized when the significant risks and rewards of ownership have been transferred to the third-party distributors and broiler farms and integrated chicken companies at the time when the products are delivered to and accepted by them, the sales price is fixed or determinable as stated in the sales contract, and collection is reasonably assured.

Customers do not have a general right of return on products delivered.

(m) Cost of revenues

Cost of revenues consists primarily of material costs, employee compensation, depreciation and related expenses, which are directly attributable to the production of products. Write-down of inventory to lower of cost or market is also recorded in cost of revenues.

3.	Summary of significant accounting policies - continued

(n) Advertising

The Group expensed all advertising costs as incurred. Advertising expenses for the three months ended March 31, 2008 and 2007 were $0 and $0 respectively.

(o) Retirement benefit plans

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

(p) Income tax

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

(q) Shipping and handling fees

Shipping and handling fees are expensed when incurred. Shipping and handling charges included in the selling expenses for the three months ended March 31, 2008 and 2007 were $1,861 and $0 respectively.

3.	Summary of significant accounting policies - continued

(r) Foreign currency translation

The accompanying financial statements are presented in United States dollars. The functional currency of the Company is the Renminbi (RMB). The financial statements are translated into United States dollars from RMB at year-end exchange rates as to assets and liabilities and average exchange rates as to revenues and expenses. Capital accounts are translated at their historical exchange rates when the capital transactions occurred.

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

(s) Comprehensive income

Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, all items that are required to be recognized under current accounting standards as components of comprehensive income are required to be reported in a financial statement that is presented with the same prominence as other financial statements. The component of comprehensive income includes foreign currency translation adjustment.

(t) Fair value of financial instruments

SFAS No. 107, “Disclosures about Fair Value of Financial Instruments” (“SFAS 107”) requires entities to disclose the fair values of financial instruments except when it is not practicable to do so. Under SFAS No. 107, it is not practicable to make this disclosure when the costs of formulating the estimated values exceed the benefit when considering how meaningful the information would be to financial statement users.

The fair values of all assets and liabilities do not differ materially from their carrying amounts. None of the financial instruments held are derivative financial instruments and none were acquired or held for trading purposes during the years ended December 31, 2007 or 2006.

3.	Summary of significant accounting policies - continued

(u) Basic and diluted earnings per share

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

(v) Recent accounting pronouncements

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

4.	Acquisition of subsidaries

Acquisition of 100% Weifang Yuhe Poultry Co., Limited and 43.75% of Weifang Taihong Feed Co., Ltd

On January 31, 2008, Bright Stand acquired 100% common stock of Weifang Yuhe Poultry Co., Limited for $11,306,522 (RMB 81,450,000) and 43.75% of Weifang Taihong Feed Co., Ltd for $312,530 (RMB 2,244,000) and total amount is $11,619,052.

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

Accounts receivables	$1,475
Other receivables	3,001,699
Deposits paid	1,084,265
Deferred expenses	602,918
Advance to suppliers	305,013
Inventories	4,624,425
Due from related companies	4,008,506
Unlisted investment	279,738
Plant and equipment	15,323,245
Intangible assets	2,832,869
Accounts payable	(4,800,664)
Accrued expenses	(473,020)
Payroll and related liabilities	(545,565)
Other tax payable	(125,645)
Advances from customers	(209,694)
Loan payables	(1,770,862)
Due to related co.	(320,913)
Notes payables	(10,549,316)
Other assumed liabilities	(2,520,531)
Net assets acquired-net of cash acquired $1,051,106	$10,747,943
Less : Purchase Consideration (net of cash)	(10,567,946)
Negative goodwill being transferred to construction in progress	$179,997

4.	Acquisition of subsidiaries - continued

The following table presents the unaudited results of operations of the Company as if the Yuhe acquisitions had been consummated as of January 1, 2008 and 2007 and the results are shown for the three months ended March 31, 2008 and 2007 includes certain pro forma adjustments, including depreciation and amortization on the assets acquired, and other adjustments.

	For the three months ended
Pro forma Information:	2008	2007

Revenues	$2,594,880	$2,835,087
Net (loss)	$(130,947)	$(650,266)
Net (loss) per share - basic and diluted	$(0.01)	$(0.01)
Shares used for computing earnings per share	10,146,353	8,626,318

5.	Inventories

Inventories consist of the following:

	March 31	December 31
	2008	2007

Raw materials	$599,787	$-
Work in progress	6,447,593	-
Finished goods	102,459	-

	$7,149,839	$-

6.	Other receivables, net

Other receivables, net consist of the following:
	March 31	December 31
	2008	2007

Other receivables	$304,033	$-
Less: Allowances	(37,627)	-

	$266,406	$-

Other receivables are unsecured, interest free and have no fixed repayment date.

Recovery of bad debts for the three months ended March 31, 2008 and 2007 included in the general and administrative expenses was $13,145.

Allowance is made when collection of the full amount is no longer probable. Management reviews and adjusts this allowance periodically based on historical experience, current economic climate as well as its evaluation of the collectibility of outstanding accounts. The Group evaluates the credit risks of its customers utilizing historical data and estimates of future performance.

7.	Note receivables, net

Note receivables, net consist of the following:

	March 31	December 31
	2008	2007

Weifang Shanhe Zhuzho Diecasting Material Co. Ltd.	$10,042,815	$-
Shangdong Dingxin Biotechnology Co. Ltd.	1,220,252	-
Others	549,808	-

	11,812,875	-
Less : Allowances	(474,036)	-

	$11,338,839	$-

Note receivables to unrelated third parties are temporary arrangement which is unsecured, interest free and repaid in June, 2008 which is recorded under current assets.

8.	Unlisted investments

Unlisted investments at March 31, 2008 are the 3% investments in Hanting Rural Credit Cooperative (“Hanting”). It is stated at cost because the Group does not have significant influence or control over this investment. The management of the Company has reviewed the investment in Hanting for any impairment and determined there is no indication that the carrying amount of Hanting may not be recoverable.

9.	Plant and equipment, net

Plant and equipment consists of the following:

	March 31	December 31
	2008	2007

At cost
Buildings	$7,653,530	$-
Machinery	3,335,347	-
Motor vehicles	153,399	-
Furniture and equipment	69,285	-

	$11,211,561	$-
Less: accumulated depreciation	(249,808)	-
Construction in progress	4,569,411	-
	$15,531,164	$-

Depreciation expenses amounting to $244,464 included in the cost of sales for the months ended March 31, 2008 and 2007 were $169,311 and $0 respectively, and included in the general and administrative expenses for the months ended March 31, 2008 and 2007 were, $ 75,153 and $ 0 respectively.

As of March 31, 2008, buildings and machinery of the Group were pledged as collateral under certain loan arrangements.

10.	Intangible assets, net

Intangible assets consist of the following:

	March 31	December 31
	2008	2007

Land use rights, at cost	$2,898,666	$-
Less: accumulated amortization	(10,641)	-

	$2,888,025	$-

As of March 31, 2008, land use rights of the Group were pledged as collateral under certain loan arrangements.

Amortization expenses included in the cost of revenues for the months ended March 31, 2008 and 2007 were $10,414 and $0 respectively.

11.	Due from related companies

	March 31	December 31
	2008	2007
Hexing Green Agriculture Co., Ltd – Mr. Gao Zhentao, the director of the company is also the director	$73,942	$-

Shandong Yuhe Food Co., Ltd – Mr. Gao Zhentao, the director of the company is also the director	4,190,261	-

Shangdong Yuhe New Agriculture Academy of Sciences – Mr. Gao Zhentao, the director of the company is also the director	50,395	-

Weifang Jiaweike Food Co.,Ltd – Mr. Gao Zhentao, the director of the company is also the director	25	-

Weifang Yuhe Poultry Co., Ltd- Gao Zhentao, the director of the company is also the director	-	1,000,000

	$4,314,623	$1,000,000

The amounts due from related companies are unsecured, interest free and have no fixed repayment date.

12.	Due from shareholder

As of March 31, 2008, amount due from shareholder consists of $15,000 due from Mr. Yamamoto. There was no amount due from shareholder as of December 31, 2007.

The amounts due from shareholder are unsecured, interest free and have no fixed repayment date.

13.	Loans payable

Loans payable are loans from unrelated companies for temporary operation purposes. They are unsecured, interest free and have no fixed repayment date.

14.	Due to related companies

	March 31	December 31
	2008	2007

Weifang Hexing Breeding Co.,Ltd – Mr. Gao Zhentao, the director of the company is also the director	$756,655	$-

Guangli International Limited – Mr. Gao Zhentao, the director of the company is also the director	19,863	-

Others	176,989	-

	$953,507	$-

The amounts due to related companies are unsecured, interest free and have no fixed repayment date. These loans are used for working capital purposes.

15.	Long-term liabilities

	March 31	December 31
	2008	2007
Loans from Nansun Rural Credit, interest rate at 9.22% to 10.51% per Annum, due from November 28, 08 to May 17, 10	$8,544,331	-

Loans from Shuangyang Rural Credit interest rate at 9.33% per annum, due on October 12, 08	925,636	-

Loans from Hanting Kaiyuan Rural Credit Cooperative, interest rate at 9.22% to 13.31% per annum, due from November 28, 08 to January 10, 09	1,039,560	-

Loans from Hanting Rural Credit Cooperative, interest rate at 8.19% per annum, due from November 8, 09	284,811	-

	$10,794,338	-
Less: current portion of long-term
Liabilities	(4,485,774)	-

	$6,308,564	-

Future maturities of long-term loans as at March 31, 2008 are as follows:

March 31
2008
2008	$4,485,774
2009	2,748,426
2010	3,560,138

$10,794,338

16.	Income tax

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

18.	Common stock, warrants and additional paid-in capital

(a)	Common Stock

On March 12, 2008, the Company issued 126,857,134 shares (equivalent to approximately 8,626,318 post –split shares) of its common stock., par value $0.001 per share, to the sole stockholder of Bright Stand to effect the Reverse Merger Acquisition. At the same time, the Company issued 85,714,282 (equivalent to approximately 5,829,018 post –split shares) shares of common stock to the investors for gross proceeds of $18 million in the private placement.

The Company's issued and outstanding number of common stock immediately prior to the Reverse Merger Acquisition is 16,000,000 shares (equivalent to 1,087,994 post –split shares) shares.

Effective on April 4, 2008, the Company effected a 1-for-14.70596492 reverse stock split of our common stock.

After the reverse acquisition, the total common stock issued and outstanding of the Company is 15,543,330 post-split shares.

(b)	Warrants

The Company granted warrants to acquire and aggregate of 6,999,999 shares (equivalent to 476,014 post-split shares) of common stock to Roth Capital Partners, LLC and WLT Brothers Capital, Inc., for the services in connection with the private placement on March 12, 2008. The warrants have a strike price equal to $3.706, have a term of three years starting from March 12, 2008 and permit cashless or cash exercise at all times that they are exercisable. The warrants are exercisable at any time 6 months after their issuance. There are no diluted effects for the three months ended March, 2008 since those warrants are exercisable after September 11, 2008.

The total number of warrants outstanding as at March 31, 2008 was 476,014 shares

(c)	Additional paid-in capital

Prior to the Reverse Merger, the shareholder of Bright Stand contributed additional capital of $12,149,766 to Bright Stand for the acquisition of PRC Yuhe. Subsequent to the contribution of capital, Bright Stand entered into a reverse acquisition with Yuhe International and raised $18 million gross proceeds in the private placement as described in Note 18(a).

19.	Stock Subscription Receivable

On March 12, 2008, the Company issued 85,714,282 (equivalent to approximately 5,829,018 post –split shares) shares of common stock to the investors for gross proceeds of $18 million in the private placement. Under the placement, the Company has deposited an aggregate of $1,750,000 as restricted cash (Note 20) and the Company paid $ 2,262,934 in cash as compensation to the related party involved in this private placement. As at March 31, 2008, the Company has not received the funds amounting to $1,403,937 and has recorded the amounts due under the caption “Stock Subscription Receivable” in the accompanying balance sheet.

During the three months ended March 31, 2008, the Company received the funds amounting to $12,205,586 and has recorded the proceeds from common stock sale in the accompanying statements of cash flows.

20.	Restricted cash

	March 31	December 31
	2008	2007
Cash held by escrow agents	$1,750,000	$-

On March 12, 2008, the Company consummated with certain accredited investors (the “Investors”) a private placement of 85,714,282 shares (equivalent to approximately 5,829,018 post-split shares) of the common stock for an aggregate purchase price of approximately $18,000,000. Under this private placement arrangement, the Company signed three covenants with investors.

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

(b) Chief Financial Officer. Within 180 days following the closing, the Company is required to hire a chief financial officer (“CFO”) who is a certified public accountant, fluent in English and familiar with US GAAP and auditing procedures and compliance for US public companies.

(c) Investor Relations Firm. Within 60 days following the closing, the Company is required to hire one of the following investor relations firms: CCG Elite, Hayden Communications or Integrated Corporate Relations.

In connection with the above three post-closing covenants, the Company has deposited an aggregate of $1,750,000 ($750,000 as board holdback escrow amount, $750,000 as CFO holdback escrow amount, and $250,000 as investor relations firm holdback amount) from the gross proceeds of the private placement in the escrow account pursuant to the Holdback Escrow Agreement by and among us, the investors and the escrow agent named therein. In the event the Company fail to comply with any of the above covenants in a timely fashion, we will incur liquidated damages of 1% on a daily pro-rata basis for any portion of a month of the gross proceeds of the private placement, or 2% if we suffer a holdback event relating to Board of Directors or CFO in a 30-day period, to be subtracted from the holdback escrow fund, until its compliance with such covenants.

The Company is required to fulfill the above covenants within 60 days to 180days, therefore, the deposit of $1,7500,000 to escrow accounts recorded as restricted cash under current assets.

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

Stock Compensation-The Company granted warrants to acquire and aggregate of 6,999,999 shares (equivalent to 476,014 post-split shares) of common stock to Roth Capital Partners, LLC and WLT Brothers Capital, Inc., for the services in connection with the private placement on March 12, 2008. The Company valued the options by Black-Scholes option-pricing model with the amount of $2,398,975 which recorded as cost of raising capital against additional paid-in capital.

22.	Significant concentrations and risk

(d) Customer Concentrations

The Company has the following concentrations of business with each customers constituting greater than 10% of the Company’s gross sales:

	March 31	March 31
	2008	2007
Wang Jianbo	18.98%	$-
Tin Lizhiu	11.85%	-
Wei Yunchao	17.38%	-

The Group has not experienced any significant difficulty in collecting its accounts receivable in the past and is not aware of any financial difficulties being experienced by its major customers.

The Company has the following concentrations of business with each suppliers constituting greater than 10% of the Company’s purchase:

	March 31	March 31
	2008	2007
Ma Zhuping	27.57%	$-
Shangdong Yikshang Poultry Limited	17.24%	-
Sin Yupin	10.60%	-

(e) Credit Risk

Financial instruments that potentially subject the Group to significant concentration of credit risk consist primarily of cash and cash equivalents. As of March 31, 2008, substantially all of the Group’s cash and cash equivalents were held by major financial institutions located in the PRC, which management believes are of high credit quality.

(f) Group’s operations are in China

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

23.	Business and geographical segments-

The Company’s operations are classified into two principal reportable segments that provide different products or services.  Weifang is engaged in the business of breeding chick while Taihong is engaged in the business of feed production, in which most of the product were used internally.  Separate management of each segment is required because each business unit is subject to different production and technology strategies.

Reportable Segments

	Production of chicks	Production of feeds	Corporate	Production of chicks	Production of feeds	Corporate	Total
	For the three months ended March 31, 2008			For the three months ended March 31, 2007			For the three months ended March 31, 2008	For the three months ended March 31, 2007
External revenue	$1,028,997	$74,554	$-	$-	$-	$-	$1,103,551	$-
Intersegment revenue		1,296,335	-	-	-	-	1,296,335	-
Interest income	157	1	-	-	-	-	158	-
Interest expense	(77,640)	(102,834)	-	-	-	-	(180,474)	-
Depreciation and amortization			-	-	-	-	-	-
Net profit/(loss) after tax	(241,973)	(28,801)	(1,707)	-	-	-	(272,481)	-

Assets
Expenditures for long-lived assets	$248,081	$535	$-	$-	$-	$-	$248,616	$-

Note: Intersegment revenue of $1,296,335 was eliminated in consolidation.

The Group’s operations are located in the PRC. All revenue is from customers in the PRC. All of the company’s assets are located in the PRC. Accordingly, no analysis of the Group's sales and assets by geographical market is presented.

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

Overview

We are in the middle of the broiler chicken supply chain. We purchase baby parent breeding stocks from primary breeder farms, raise them for hatching eggs and sell live day-old broilers to the market. Our business segment along the broiler supply chain has the highest margin along the supply chain. We produce high quality day-old broilers supported by our know-how in feed ingredient composition, immunization system and breeding techniques gained through over a decade experience.

Unless otherwise noted, all dollar figures provided herein are translated into United States Dollars from Renminbi at year-end exchange rates as to assets and liabilities and average exchange rates as to revenues and expenses. Capital accounts are translated at their historical exchange rates when the capital transactions occurred.

Unless otherwise noted, all historical financial information prior to March 12, 2008 refers to PRC Yuhe, which includes the accounts of Taihong.

Our Company History

Our company has an offshore holding structure commonly used by foreign investors with operations in China. We are a Nevada corporation which directly owns 100% of the securities of Bright Stand International Limited, or “Bright Stand”, an international business company incorporated in the British Virgin Islands. Bright Stand directly owns 100% of the securities of Weifang Yuhe Poultry Co. Ltd., or “Weifang”, a wholly foreign-owned enterprise established under the laws of the PRC, and directly owns 43.75% and indirectly owns, through PRC Yuhe, the remaining 56.25% of the securities of Weifang Taihong Feed Co. Ltd., or “Taihong,” a foreign invested enterprise established under the laws of the PRC.

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

Under normal circumstances, female parent breeder chickens become productive from the 26th week, and are no longer commercially productive after the 66th week. Typically a breeder is capable of producing approximately 167 eggs which will be hatched to 137 broilers over its production lifetime and the breeders are maintained by us for a period of 420 days. We source our parent breeder chickens from licensed suppliers located in Beijing, and Shandong and Jiangsu provinces and these suppliers are required to have a vaccination certificate and a breeder production certificate for the sale of the breeders. Our hatching eggs typically must be incubated for a period of 21 days. At least 28 weeks usually pass from our receipt of a day-old parent breeder to our sale of the first day-old broiler.

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

Shandong Minhe Animal Husbandry Co., Ltd., also located in Shandong Province, is one of our major competitors for sales of day-old broilers. They are slightly larger than us in terms of their annual day-old broiler production volume. Another regional competitor of ours is Jilin Deda, which is located in Jilin Province in north-eastern China and is smaller than us in terms of annual day-old broiler production volume. However, Jilin Deda is an integrated chicken company, so it does not generally sell day-old broilers to unaffiliated third parties.

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

Net loss   (As reported). Net loss amounted to approximately $272,000 for the three months ended March 31, 2008, as a result of the factors described above .

Net Loss   (Pro forma). Net loss decreased by $0.52 million to $0.13 million for the three months ended March 31, 2008 from net loss of $0.65 million for the three months ended March 31, 2007, as a result of the factors described above .

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

Three months ended March 31, 2008

Net cash (used in) operating activities	(2,544,215)
Net cash (used in) investing activities	(22,061,717)
Net cash provided by financing activities	26,419,374
Effect of foreign currency translation on cash and cash equivalents	124,985
Net cash inflow	1,938,427
Cash and cash equivalents at beginning of period	1,050,168
Cash and cash equivalents at end of period	2,988,595

Operating Activities. Net cash used in operating activities was $2.5 million for the three months ended March 31, 2008. Net cash used in operating activities was primarily attributable to increase in inventory of $2.39 million.  The increase was a result of an increase in parent breeder stock manufacturing capacity in response to strong consumer demand and the purchase of breeder stocks to replace retired breeder stocks.

Investing Activities. Net cash used in investing activities for the three months ended March 31, 2008 was $22.06 million. Net cash used in investing activities was mainly due to the acquisition of 100% common stock of Weifang and 43.75% of  Taihong for approximately $10.57 million cash in January 2008. In addition, the Company provided two unsecured, interest free notes receivable totaled approximately $11.81 million to two unrelated third parties as temporary arrangement.

Financing Activities. Net cash from financing activities totaled $26.42 million for the three months ended March 31, 2008. The significant cash flows provided  by financing activities was primarily a result of the business combination occurred duting the period ended March 31, 2008. Bright Stand received $12.15 million capital contribution from its shareholder to use for acquisition of PRC Yuhe. In addition, $12.21 million of net proceeds was raised in the sale of the Company's common stock. The Company also had net cash proceeds of $1.29 million from receipt of receivables from and payments to related parties. Moreover, the Company had additional borrowings of $0.78 million during the period ended March 31, 2008.

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

					$10,794,338

We have loan facilities from four institutions and the following are the material terms of such bank loans

Loans from Nansun Rural Credit.

PRC Yuhe entered into three loan agreements with Nansun Rural Credit on November 28 2005, May 17, 2007 and March 23, 2007. Interest rates for the loan agreements range form 9.22% to 10.51% per annum. Nansun Rural Credit also provided four loans to Taihong from November 28, 2005 to December 5, 2007 at interest rates ranging from 9.22% to 10.51% per annum. Loan from Nansun Rural Credit had a total outstanding principal balance of $8,544,331 as of March 31, 2008. PRC Yuhe and Taihong are obligated under these loan agreements to pay interest monthly and repay the laoans on their maturity dates from November 28, 2008 to May 17, 2010. The loans are used for financing of working capital. All loans are secured by the land use right and building of PRC Yuhe and Taihong with a net book of $12,204,202 as of March 31, 2008.

Loan from Shuangyang Rural Credit.

On May 12, 2007. Taihong entered into a loan agreement with Shuangyang Rural Credit. Pursuant to such loan agreement, Shuangyang Rural Credit loaned Taihong $925,636 at an interest rate of 9.33% per annum on all outstanding principal. Taihong is obligated under such loan agreement to pay interest monthly and repay the loan on its maturity date, October 12, 2008. We use the loan to finance the purchase of raw materials. The loan is secured by the plant and equipment of Taihong with a net book of $1,214,733 as of March 31, 2008.

Loan from Hanting Kaiyuan Rural Credit Cooperative.

On July 1, 2007, PRC Yuhe entered into a loan agreement with Hanting Kaiyuan Rural Credit Cooperative. Pursuant to the loan agreement, Hanting Kaiyuan Rural Credit Cooperative loaned PRC Yuhe $1,039,560 at interest rate of 11.088% per annum. PRC Yuhe is obligated under such loan agreement to pay interest monthly and repay the loan on its maturity date, January 1, 2009. PRC Yuhe uses the loan to finance the purchase of raw materials. The loan is secured by the plant and equipment of PRC Yuhe with a net book of $1,399,552 as of March 31, 2008.

Loan from Hanting Rural Credit Cooperative.

On November 10, 2006, PRC Yuhe entered into a loan agreement with Hanting Rural Credit Cooperative, for a loan in the principal amount of $284,811. The interest rate for this loan is 8.19% per annum and the loan has a maturity date of November 8, 2009. PRC Yuhe uses the loan to finance working capital. There is no collateral requirement for this loan.

Obligations Under Material Contracts

Below is a table setting forth our material contractual obligations as of March 31, 2008:

	Payment due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-Term Debt Obligations	$10,794,338	$4,485,774	$6,308,564	-	-
Operating Lease Obligations	$2,013,872	$111,171	$284,841	$157,096	$1,460,764
Capital Lease Obligations	—	—	—	—	—
Purchase Obligations	—	—	—	—	—
Other Long-Term Liabilities Reflected on the Registrant’s Balance Sheet under GAAP	—	—	—	—	—
Total	$12,808,210	$4,596,945	$6,593,405	$157,096	$1,460,764

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

•
Valuation of long-lived assets - Long-lived assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of assets may not be recoverable. It is reasonably possible that these assets could become impaired as a result of technology or other industry changes. Determination of recoverability of assets to be held and used is by comparing the carrying amount of an asset to future net undiscounted cash flows to be generated by the assets.

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

•
Guarantee Expense - The Company accounts for its liability for product guaranteed in accordance with FASB Interpretation No. 45 (FIN 45), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others."  Under FIN 45, the aggregate changes in the liability for accruals related to product warranties issued during the reporting period must be charged to expense as incurred.

The company guarantees a 98% survival rate of its product by delivering additional 2% of the product.  The guarantee expires seven days after delivery.  If the survival rate falls below 98%, the Company provides additional guarantee compensation to customers.  Based on historical experience, the likelihood that survival rate falls below 96% is remote and therefore no accrued guarantee liability was recorded at year-end.  The Company records guarantee expense as incurred.

•
Revenue recognition - Net revenue is recognized when the third-party distributors and broiler farms and integrated chicken companies take delivery and acceptance of products.  The Company treats both the distributors and broiler farms and integrated chicken companies as end customers.  The price is fixed or determinable as stated in the sales contract, and the collectibility is reasonably assured.  Customers do not have a general right of return on products delivered.

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

•
Significant Estimates - Relating to Specific Financial Statement Accounts and Transactions Are Identified - The financial statements include some amounts that are based on management’s best estimates and judgments. The most significant estimates relate to allowance for uncollectible accounts receivable, inventory work in process valuation and obsolescence, depreciation, useful lives, taxes, and contingencies. These estimates may be adjusted as more current information becomes available, and any adjustment could be significant.

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

ITEM 4. CONTROLS AND PROCEDURES

Our management, with the participation of our chief executive officer and chief financial officer, Messrs. Gao Zhentao and Hu Gang, respectively evaluated the effectiveness of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports, such as this 10-Q, that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving our objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, Messrs. Gao and Hu concluded that as of March 31, 2008, our disclosure controls and procedures were effective at that reasonable assurance level.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Since January 1, 2005, we have issued unregistered securities to a limited number of accredited investors as described below:

(1)   On November 16, 2007, we issued 14,000,000 shares of our common stock, equivalent to 951,996 post-split shares, to Halter Financial Investments, L.P., an accredited inventor, for aggregate proceeds of $425,000. The issuance and sales of these securities were deemed to be exempt from registration pursuant to Section 4(2) of the Securities Act. We declared and paid a special cash dividend of $0.21 per share, equivalent to $3,088 per share post-split, to our shareholders on November 19, 2007. Halter Financial Investments, L.P. did not participate in such dividend. The dividend was payable to shareholders of record on November 15, 2007. The dividend payment date was November 19, 2007. The dividend was payable to our shareholders who held 2,000,000 shares, equivalent to 135,995 post-split shares, of its common stock and resulted in a total dividend distribution of $420,000. The funds for the dividend came from the $425,000 proceeds received from the sale of common stock to Halter Financial Investments, L.P.

(2)   On March 12, 2008 in connection with transactions related to the acquisition of Bright Stand International Limited, we issued 126,857,134 shares, equivalent to 8,626,236 post-split shares, of our common stock to Kunio Yamamoto, an accredited inventor. The issuance and sales of these securities were deemed to be exempt from registration pursuant to Section 4(2) of the Securities Act.

(3)   On March 12, 2008 we issued 85,714,282 shares, equivalent to 5,829,018 post-split shares, of our common stock to twenty-five accredited investors for aggregate proceeds of approximately $18,000,000. The issuance and sales of these securities were deemed to be exempt from registration pursuant to Rule 506 under the Securities Act. We plan to use part of the proceeds to build new chicken farm and purchase new equipment for the expansion of our production capacity.

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

DATED: July 10, 2008

YUHE INTERNATIONAL, INC.

By:	/s/ Gao Zhentao
Gao Zhentao
Chief Executive Officer
(On behalf of the Registrant and as Principal Executive Officer)

By:	/s/ Hu Gang
Hu Gang
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

* filed herewith