Form 10-Q
period 2008-06-30
YUHE INTERNATIONAL, INC.
filed 2008-08-14
CIK 1047857

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10−Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2008

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

The number of shares outstanding of each of the issuer’s classes of common equity, as of June 30, 2008 is as follows:
Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	15,543,330 (on a post split basis)

PART I
FINANCIAL INFORMATION

ITEM 1. CONDENSED FINANCIAL STATEMENTS.

YUHE INTERNATIONAL, INC.
(Formerly known as First Growth Investors Inc.)

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2008 AND 2007

Index to condensed consolidated financial statements

Page
Condensed Consolidated Balance Sheets	F-2
Condensed Consolidated Statements of Operations and Comprehensive Income	F-3
Condensed Consolidated Statements of Changes in Stockholders’ Equity	F-4
Condensed Consolidated Statements of Cash Flows	F-5 - F-6
Notes to Condensed Consolidated Financial Statements	F-7 - F-40

YUHE INTERNATIONAL, INC.
(Formerly known as First Growth Investors Inc.)

CONDENSED CONSOLIDATED BALANCE SHEETS
(Stated in US Dollars)

	June 30, 2008	December 31, 2007
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$845,565	$1,050,168
Accounts receivables	3,936	-
Inventories	9,319,204	-
Note receivables, net	4,278,651	-
Advances to suppliers	1,265,078	-

Total current assets	15,712,434	1,050,168

Plant and equipment, net	16,892,878	-
Deposits paid for acquisition of long term assets	10,573,936	-
Other receivables, net	346,501	-
Unlisted investments	298,660	-
Intangible assets, net	2,934,922	-
Due from related companies	3,945,779	1,000,000
Due from a shareholder	15,000	-
Deferred expenses	639,662	-

Total assets	$51,359,772	$2,050,168

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$4,303,801	$-
Current portion of long term loans	5,748,130	-
Loans payable	1,096,820	-
Other payable	999,195	-
Payroll and payroll related liabilities	779,614	-
Accrued expenses	609,112	70
Advances from customers	187,313	-
Other tax payables	141,178	-
Due to related companies	517,400	2,210

Total current liabilities	14,382,563	2,280

Non-current liabilities
Long-term loans	4,991,414	-
Loan from director	291,045	-
Other long term liabilities	143,224	-

Total liabilities	19,808,246	2,280

Stockholders' Equity
Preferred stock, $.001 par value, 1,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock at $.001 par value; authorized 500,000,000 shares authorized, 15,543,330 and 8,626,318 equivalent shares issued and outstanding	15,543	8,626
Additional paid-in capital	29,576,782	2,041,474
Retained earnings	890,451	(2,212)
Accumulated other comprehensive income	1,068,750	-

Total stockholders’ equity	31,551,526	2,047,888

Total liabilities and stockholders’ equity	$51,359,772	$2,050,168

See accompanying notes to condensed consolidated financial statements

YUHE INTERNATIONAL, INC.
(Formerly known as First Growth Investors Inc.)

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND
COMPREHENSIVE INCOME- (UNAUDITED)
(Stated in US Dollars)

	For The Six Months Ended		For The Three Months Ended
	June 30		June 30
	2008	2007	2008	2007

Net revenues	$6,708,482	$-	$5,604,931	$-

Cost of revenue	(4,643,247)	-	(3,768,540)	-

Gross profit	2,065,235	-	1,836,391	-

Operating Expenses
Selling expenses	(144,831)	-	(96,291)	-
General and administrative expenses	(719,211)	-	(457,961)	-
Bad Debts recovery	86,915	-	73,770	-

Total operating expenses	(777,127)	-	(480,482)	-

Income from operations	1,288,108	-	1,355,909	-

Non-operating income (expenses)
Interest income	4,455	-	4,297	-
Other income	5,900	-	-	-
Gain on disposal of fixed assets	87,588	-	87,588	-
Investment income	6,074	-	6,074	-
Interest expenses	(443,120)	-	(262,646)	-
Other expenses	(56,342)	-	(26,078)	-

Total other expenses	(395,445)	-	(190,765)	-

Net income before income taxes	892,663	-	1,165,144	-
Income taxes	-	-	-	-

Net income	$892,663	$-	$1,165,144	$-

Other comprehensive income
Foreign currency translation	1,068,750	-	650,829	-

Comprehensive income	$1,961,413	$-	$1,815,973	$-

Earnings per share

Basic	$0.07	$-	$0.07	$-
Diluted	$0.07	$-	$0.07	$-

Weighted average shares outstanding

Basic	12,844,935	8,626,318	15,543,330	8,626,318
Diluted	13,039,395	8,626,318	15,868,739	8,626,318

See accompanying notes to condensed consolidated financial statements

YUHE INTERNATIONAL, INC.
(Formerly known as First Growth Investors Inc.)

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY - (UNAUDITED)

(Stated in US Dollars)

	Common stock				Accumulated other	Total
	Shares outstanding	Amount	Additional paid-in capital	Retained Earnings	comprehensive income	stockholders’ Equity
Balance at December 31, 2007	8,626,318	$8,626	$2,041,474	$(2,212)	$-	$2,047,888
Additional capital contribution	-	-	12,149,750	-	-	12,149,750
Recapitalization	1,087,994	1,088	(2,082)	-	-	(994)
Share issued in private placement at $3.088 per share	5,829,018	5,829	17,994,171	-	-	18,000,000
Cost of raising capital	-	-	(2,640,477)	-	-	(2,640,477)
Warrants issued in connection with private placement	-	-	2,398,975	-	-	2,398,975
Cost of raising capital - issuance of warrants	-	-	(2,398,975)	-	-	(2,398,975)
Stock based compensation	-	-	33,946		-	33,946
Net income for the period	-	-		892,663	-	892,663
Foreign currency translation adjustment	-	-	-	-	1,068,750	1,068,750

Balance at June 30, 2008	15,543,330	$15,543	$29,576,782	$890,451	$1,068,750	$31,551,526

See accompanying notes to condensed consolidated financial statements

YUHE INTERNATIONAL, INC.
(Formerly known as First Growth Investors Inc.)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - (UNAUDITED)
(Stated in US Dollars)

	For The Six Months Ended
	June 30
	2008	2007
Cash flows from operating activities
Net income	$892,663	$-
Adjustments to reconcile net income to net cash used in operating activities:
Stock based compensation	33,946	-
Depreciation	621,912	-
Amortization	26,497	-
Bad debts recovery of other receivables	(86,915)	-
Gain on disposal of fixed assets	(87,588)	-
Income from unlisted investment	(6,074)	-
Changes in operating assets and liabilities:
Accounts receivable	(2,359)	-
Advances to suppliers	(301,750)	-
Inventories	(4,350,914)	-
Deferred expenses	(37,339)	-
Accounts payable	(699,260)	-
Other payable	(370,416)	-
Payroll and payroll related liabilities	10,926	-
Accrued expenses	(574,584)	-
Advances from customers	(29,814)	-
Other tax payables	9,386	-

Net cash used in operating activities	(4,951,683)	-

Cash flows from investing activities
Deposits paid and acquisition of property, plant and equipment	(11,394,809)	-
Proceeds from disposal of fixed assets	118,216	-
Acquisition of subsidiaries	(10,567,946)	-
Advances to notes receivables	(3,432,604)	-
Advances to related parties receivables	(34,185)	-

Net cash used in investing activities	(25,311,328)	-

YUHE INTERNATIONAL, INC.
(Formerly known as First Growth Investors Inc.)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - (UNAUDITED)
(Stated in US Dollars)

Cash flows from financing activities
Proceeds from loan payable	1,300,726	-
Proceeds from related party borrowing	1,106,240	-
Capital contribution by shareholder	12,149,750	-
Proceeds from issuance of common stock	15,359,523	-

Net cash flows provided by financing activities:	29,916,239	-

Effect of foreign currency translation on cash and cash equivalents	142,169	-

Net decrease in cash	(204,603)	-

Cash- beginning of period	1,050,168	-

Cash- end of period	$845,565	$-

Cash paid during the period for:
Interest paid	$885,005	$-
Income taxes paid	$-	$-

Supplemental disclosure of non cash activities:
Stock based compensation	$33,946	$-
Income from unlisted investment	$6,074	$-
Accrued on construction in progress	$492,526	$-

See accompanying notes to condensed consolidated financial statements

YUHE INTERNATIONAL INC.
(Formerly known as First Growth Investors Inc.)
NOTES TO CONDENSED CONSOLIDATED STATEMENTS

1.	Basis of presentation

The interim condensed consolidated financial statements included herein, presented in accordance with United States generally accepted accounting principles and stated in US dollars, have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these interim condensed consolidated financial statements be read in conjunction with the financial statements of the Company for the year ended December 31, 2007 and notes thereto included in S-1 of Yuhe International, Inc. (Formerly known as First Growth Investors Inc.) filed on May 12, 2008. The Company follows the same accounting policies in the preparation of interim reports.

Results of operations for the interim periods are not indicative of annual results.

2.	Organization and Basis of Preparation of Financial Statements

Yuhe International, Inc.

Yuhe International, Inc. (formerly known as First Growth Investors Inc.) (“Yuhe” or “the Company”) was originally organized under the laws of the State of Nevada on September 9, 1997. The Company was not presently engaged in any business activities and had no operations, income producing assets or significant operating capital. At December 31, 2007, the Company was at development stage until its business combination with Bright Stand on March 12, 2008.

YUHE INTERNATIONAL INC.
(Formerly known as First Growth Investors Inc.)
NOTES TO CONDENSED CONSOLIDATED STATEMENTS

2.	Organization and Basis of Preparation of Financial Statements - continued

On March 12, 2008, the Company completed a reverse acquisition transaction with Bright Stand International Limited, “Bright Stand”, and Kunio Yamamoto, a Japanese person and the sole former shareholder of Bright Stand. Pursuant to the terms of the Equity Transfer Agreement, the Company acquired all of the outstanding capital stock of Bright Stand from Mr. Yamamoto in exchange for 126,857,134 shares (equivalent to 8,626,318 post -split shares) of its common stock. As a result of the transaction, Mr. Yamamoto held 126,857,134 shares (equivalent to 8,626,318 post -split shares), or 88.8 % of our 142,857,134 shares (equivalent to 9,714,312 post -split shares), of common stock then outstanding following the completion of all matters referred to above. At the closing, Bright Stand became a wholly-owned subsidiary of the Company. Accordingly, all references to common shares of Bright Stand’s common stock have been restated to reflect the equivalent numbers of Yuhe International, Inc. equivalent shares. Bright Stand thereby became the Company’s wholly owned subsidiary and the former shareholders of Bright Stand became the Company’s controlling stockholders.

This share exchange transaction resulted in Bright Stand former shareholders obtaining a majority voting interest in the Company. Generally accepted accounting principles require that the company whose shareholders retain the majority interest in a combined business be treated as the acquirer for accounting purposes, resulting in a reverse acquisition with Bright Stand as the accounting acquiror and Yuhe International, Inc. as the acquired party. Accordingly, the share exchange transaction has been accounted for as a recapitalization of the Company. The equity section of the accompanying financial statements have been restated to reflect the recapitalization of the Company due to the reverse acquisition as of the first day of the first period presented. The assets and liabilities acquired that, for accounting purposes, were deemed to have been acquired by Bright Stand were not significant.

On March 12, 2008, the Company closed a Securities Purchase Agreement with certain investors, the “Financing”. Pursuant to the terms of such Securities Purchase Agreement, such investors collectively invested $18,000,000 into Yuhe at the price of $0.21 ($3.088 post-split) per share in exchange for our issuance of 85,714,282 (equivalent to approximately 5,829,018 post -split shares) shares to such investors. Mr. Yamamoto also sold 14,285,710 (equivalent to 971,500 post -split shares) shares of common stock to such investors for $3,000,000. Immediately following the closing of the Securities Purchase Agreement, Mr. Yamamoto owned 112,571,424 (equivalent to 7,654,818 post -split shares) shares of our common stock, and the investors owned 99,999,992 shares equivalent to 6,800,518 post -split shares) of our common stock.

YUHE INTERNATIONAL INC.
(Formerly known as First Growth Investors Inc.)
NOTES TO CONDENSED CONSOLIDATED STATEMENTS

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

The Company amended its articles of incorporation on April 4, 2008 and changed its name into Yuhe International, Inc.

YUHE INTERNATIONAL INC.
(Formerly known as First Growth Investors Inc.)
NOTES TO CONDENSED CONSOLIDATED STATEMENTS

2.	Organization and Basis of Preparation of Financial Statements - continued

Bright Stand International Limited (“Bright Stand”)

On August 3, 2007, Bright Stand International Limited (“Bright Stand”) was incorporated with limited liability in the British Virgin Islands. On January 31, 2008, Bright Stand International Limited completed the acquisition (note 4) of 100% common stock of Weifang Yuhe Poultry Co., Limited (“PRC Yuhe”) and 43.75% of Weifang Taihong Feed Co., Ltd. (Taihong). As a result, Bright Stand owned 100% of PRC Yuhe and owned 43.75% direct interest of Taihong and 56.25% indirect interest of Taihong through PRC Yuhe. PRC Yuhe and Taihong became the wholly-owned subsidiaries of Bright Stand.

Weifang Yuhe Poultry Co., Ltd (“PRC Yuhe”)

Weifang Yuhe Poultry Co., Ltd (“PRC Yuhe”) was established in Weifang, Shandong of the People’s Republic of China (the PRC) as a limited company on March 8, 1996. The Company currently operates through itself and owned 56.25% of Weifang Taihong Feed Co., Ltd. PRC Yuhe is a supplier of day-old chickens raised for meat production, or broilers, in the People’s Republic of China.

Weifang Taihong Feed Co., Ltd. (“Taihong”)

Weifang Taihong Feed Co., Ltd. was established in Weifang, Shandong of the People’s Republic of China (the PRC) as a limited company on May 26, 2003. Taihong is a feed stock company whose primary purpose is to supply feed stock for PRC Yuhe’s breeder chickens.

The Company’s operations are conducted through its subsidiaries in the People’s Republic of China, Weifang Yuhe Poultry Co. Ltd. (“PRC Yuhe”), and Weifang Taihong Feed Co. Ltd. (“Taihong”). The Company and its subsidiary (hereinafter, collectively referred to as “the Group”) are engaged in the business of chick and feed production.

YUHE INTERNATIONAL INC.
(Formerly known as First Growth Investors Inc.)
NOTES TO CONDENSED CONSOLIDATED STATEMENTS

3.	Summary of significant accounting policies

(a)	Principles of consolidation

The condensed consolidated financial statements, prepared in accordance with generally accepted accounting principles in the United States of America, include the assets, liabilities, revenues, expenses and cash flows of the Company and all its subsidiaries. This basis of accounting differs in certain material respects from that used for the preparation of the books and records of the Company’s principal subsidiaries, which are prepared in accordance with the accounting principles and the relevant financial regulations applicable to enterprises with limited liabilities established in the PRC (“PRC GAAP”) the accounting standards used in the place of their domicile.  The accompanying condensed consolidated financial statements reflect necessary adjustments not recorded in the books and records of the Company’s subsidiaries to present them in conformity with US GAAP.

The condensed consolidated financial statements of the Company include the accounts of Yuhe International, Inc, Bright Stand International Limited, Weifang Yuhe Poultry Co., Ltd and Weifang Taihong Feed Co., Ltd. after the date of acquisitions. All significant intercompany accounts, transactions and cash flows are eliminated on consolidation.

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

YUHE INTERNATIONAL INC.
(Formerly known as First Growth Investors Inc.)
NOTES TO CONDENSED CONSOLIDATED STATEMENTS

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

YUHE INTERNATIONAL INC.
(Formerly known as First Growth Investors Inc.)
NOTES TO CONDENSED CONSOLIDATED STATEMENTS

3.	Summary of significant accounting policies - continued

(f)	Guarantee Expense

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

The Company guarantees a 98% survival rate of its product by delivering additional 2% of the product. The guarantee expires seven days after delivery. If the survival rate falls below 96%, the Company provides additional guarantee compensation to customers. Based on historical experience, the likelihood that survival rate falls below 96% is remote and therefore no accrued guarantee liability was recorded at year-end. Guarantee expense for the six months ended June 30, 2008 and 2007 were $0 and $0, respectively.

(g)	Accounting for the impairment of long-lived assets

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

YUHE INTERNATIONAL INC.
(Formerly known as First Growth Investors Inc.)
NOTES TO CONDENSED CONSOLIDATED STATEMENTS

3.	Summary of significant accounting policies - continued

(h)	Inventories

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

(i)	Trade receivables

Trade receivables are recognized and carried at the original invoice amount less allowance for any uncollectible amounts. An estimate for doubtful accounts is made when collection of the full amount is no longer probable. Management adopted an allowance policy which provides an allowance equivalent to 30% of gross amount of accounts receivables due over 6 months and 60% of gross amount of accounts receivables due over 1 year. Full provision will be made for accounts receivables due over 2 years. Bad debts are written off as incurred. It is a common industry practice in the PRC that customers pay in advance prior to delivery of the products. As a result, the Company maintains a low level of trade receivables.

(j)	Note receivables

Note receivables are stated at the original principal amount less allowance for any uncollectible amounts. Management provides for an allowance when collection of the full amount is no longer probable by establishing an allowance equivalent to 30% of gross amount of notes receivables due over 6 months and 60% of gross amount of notes receivables due over 1 year. Full provision will be made for notes receivables due over 2 years.

(k)	Cash and cash equivalents

The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. The Company maintains bank accounts only in the PRC. The Company does not maintain any bank accounts in the United States of America. Cash deposits in PRC banks are not insured by any government agency or entity.

YUHE INTERNATIONAL INC.
(Formerly known as First Growth Investors Inc.)
NOTES TO CONDENSED CONSOLIDATED STATEMENTS

3.	Summary of significant accounting policies - continued

(l)	Revenue recognition

Revenue from sales of the Company’s products is recognized when the significant risks and rewards of ownership have been transferred to the third-party distributor and larger producers at the time when the products are delivered to and accepted by them, the sales price is fixed or determinable as stated in the sales contract, and collection is reasonably assured.

Customers do not have a general right of return on products delivered.

(m)	Cost of revenues

Cost of revenues consists primarily of material costs, employee compensation, depreciation and related expenses, which are directly attributable to the production of products. Write-down of inventory to lower of cost or market is also recorded in cost of revenues.

(n)	Advertising

The Group expensed all advertising costs as incurred. Advertising expenses for the six months ended June 30, 2008 and 2007 were $0 and $0 respectively.

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

Retirement benefits in the form of contributions under defined contribution retirement plans to the relevant authorities are charged to the statements of income as incurred. The retirement benefit expenses for the six months ended June 30, 2008 and 2007 were $30,019 and $0 respectively.

YUHE INTERNATIONAL INC.
(Formerly known as First Growth Investors Inc.)
NOTES TO CONDENSED CONSOLIDATED STATEMENTS

3.	Summary of significant accounting policies - continued

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

The Group is operating in the PRC, and in accordance with the relevant tax laws and regulations of PRC, the corporation income tax rate is 25%. Weifang Yuhe Poultry Co., Ltd is a poultry company, and in accordance with the relevant regulations regarding the favorable tax treatment for an outstanding poultry company, the Company is entitled to a tax free treatment.

The corporate income tax for the subsidiary, Weifang Taihong Feed Co., Ltd is 25%.

(q)	Shipping and handling fees

Shipping and handling fees are expensed when incurred. During the six months ended June 30, 2008 and 2007, shipping and handling charges included in the selling expenses were $4,892 and $0 respectively. During the three months ended June 30, 2008 and 2007, shipping and handling charges included in the selling expenses were $3,031 and $0 respectively.

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

June 30, 2008
Balance sheet	RMB 6.8718 to US$1.00
Statement of income and comprehensive income	RMB 6.9696 to US$1.00

December 31, 2007
Balance sheet	RMB 7.3141 to US$1.00
Statement of income and comprehensive income	RMB 7.6172 to US$1.00

YUHE INTERNATIONAL INC.
(Formerly known as First Growth Investors Inc.)
NOTES TO CONDENSED CONSOLIDATED STATEMENTS

3.	Summary of significant accounting policies - continued

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

YUHE INTERNATIONAL INC.
(Formerly known as First Growth Investors Inc.)
NOTES TO CONDENSED CONSOLIDATED STATEMENTS

3.	Summary of significant accounting policies - continued

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

In March 2008, the FASB issued FAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities,” which requires enhanced disclosures about an entity’s derivative and hedging activities. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. Since FAS 161 only provides for additional disclosure requirements, there will be no impact on our results of operations and financial position.

YUHE INTERNATIONAL INC.
(Formerly known as First Growth Investors Inc.)
NOTES TO CONDENSED CONSOLIDATED STATEMENTS

4.	Acquisition of subsidiaries

Acquisition of 100% Weifang Yuhe Poultry Co., Limited and 43.75% of Weifang Taihong Feed Co., Ltd.

On January 31, 2008, Bright Stand acquired 100% common stock of Weifang Yuhe Poultry Co., Limited for $11,306,522 (RMB 81,450,000) and 43.75% of Weifang Taihong Feed Co., Ltd for $312,530 (RMB 2,244,000) and total amount is $11,619,052.

The Company adopted SFAS No. 141, Business Combinations, which requires the use of the purchase method of accounting for any business combinations initiated after June 30, 2002. The results of PRC Yuhe and Taihong and the estimated fair market values of the assets and liabilities have been included in our consolidated financial statements from the date of acquisition. The purchase price for PRC Yuhe and Taihong was allocated to the assets acquired and liabilities assumed of PRC Yuhe and Taihong. All assets and liabilities assumed, based on their fair values.

Accounts receivables	$1,475
Other receivables	3,001,699
Deposits paid	1,084,265
Deferred expenses	602,918
Advance to suppliers	305,013
Inventories	4,624,425
Due from related companies	4,008,506
Unlisted investment	279,738
Plant and equipment	15,323,245
Intangible assets	2,832,869
Accounts payable	(4,800,664)
Accrued expenses	(473,020)
Payroll and related liabilities	(545,565)
Other tax payable	(125,645)
Advances from customers	(209,694)
Other payables	(1,770,862)
Due to related co.	(320,913)
Notes payables	(10,549,316)
Other assumed liabilities Other payable	(2,520,531)
Net assets acquired	$10,747,943
Less : Purchase Consideration (net of cash)	(10,567,946)
Negative good being transfer to construction in progress	179,997

YUHE INTERNATIONAL INC.
(Formerly known as First Growth Investors Inc.)
NOTES TO CONDENSED CONSOLIDATED STATEMENTS

4.	Acquisition of subsidiaries

The following table presents the unaudited results of operations of the Company as if the Yuhe acquisitions had been consummated as of January 1, 2008 and 2007 and the results are shown for the six months ended June 30, 2008 and 2007 includes certain pro forma adjustments, including depreciation and amortization on the assets acquired, and other adjustments.

	For the six months ended		For the three months ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007
	(Pro forma)	(Pro forma)	(As reported)	(Pro forma)

Revenues	$8,199,811	$6,037,317	$5,604,931	3,059,436
Net income (loss)	$1,034,197	$(192,107)	$1,165,144	464,095

Earnings (loss) per share
Basic	$0.08	$(0.02)	$0.07	$0.05
Diluted	$0.08	$(0.02)	$0.07	$0.05

Weighted average shares outstanding
Basic	12,844,935	8,626,318	15,543,330	8,626,318
Diluted	13,039,395	8,626,318	15,868,739	8,626,318

5.	Inventories

Inventories consist of the following:

	June 30	December 31
	2008	2007

Raw materials	$532,690	$-
Work in progress	8,737,957	-
Finished goods	48,557	-

	$9,319,204	$-

YUHE INTERNATIONAL INC.
(Formerly known as First Growth Investors Inc.)
NOTES TO CONDENSED CONSOLIDATED STATEMENTS

6.	Other receivables, net

Other receivables, net consist of the following:

	June 30	December 31
	2008	2007

Other receivables	$387,662	$-
Less: Allowances	(41,161)	-

	$346,501	$-

Other receivables are unsecured, interest free and have no fixed repayment date.

During the six months ended June 30, 2008 and 2007, the recovery of bad debts was $26,571 and $0 respectively. During the three months ended June 30, 2008 and 2007, the recovery of bad debts was $ 13,426 and $0 respectively.

Allowance is made when collection of the full amount is no longer probable. Management reviews and adjusts this allowance periodically based on historical experience, current economic climate as well as its evaluation of the collectibility of outstanding accounts. The Group evaluates the credit risks of its customers utilizing historical data and estimates of future performance.

7.	Note receivables, net

Note receivables, net consist of the following:

	June 30	December 31
	2008	2007

Weifang Shanhe Zhuzho Diecasting Material Co. Ltd.	$4,205,594	$-
Others	497,124	-
	4,702,718	-
Less : Allowances	(424,067)	-
	$4,278,651	$-

YUHE INTERNATIONAL INC.
(Formerly known as First Growth Investors Inc.)
NOTES TO CONDENSED CONSOLIDATED STATEMENTS

7.	Note receivables, net - continued

Note receivables are unsecured, interest free and have no fixed repayment date.

The notes receivable from Weifang Shanhe Zhuzho Diecasting Material Co. Ltd (“Shanhe”) is only a temporary arrangement to deal with the devaluation of the US dollars received from private placement. Due to strict control over foreign exchange by the Chinese government, the Company had difficulty in exchanging the significant amount of US dollars raised in the private placement into Renminbi. Shanhe has the right to exchange foreign currency with no limit; therefore, the Company transferred the US dollars to Shanhe in order to exchange the funds into Renminbi in a timely manner to minimize the effect of US dollars devaluation. The Company did not provide any repayment terms or allowances for the note receivable from Shanhe because the Company believes that this is only a temporary arrangement and Shanhe will repay the balance to the Company in a short period. The Company does not have any further intention to enter into this kind of arrangement in future.

The note receivables - others mainly represents notes receivable incurred prior to 2006 and allowance of $424,067 was provided as of June 30, 2008.

Management provides for an allowance when collection of the full amount is no longer probable by establishing an allowance equivalent to 30% of gross amount of notes receivables due over 6 months and 60% of gross amount of notes receivables due over 1 year. Full provision will be made for notes receivables due over 2 years.

During the six months ended June 30, 2008 and 2007, the recovery of bad debts was $60,344 and $0 respectively.

8.	Unlisted investments

Unlisted investments at June 30, 2008 represent the 3% investments in Hanting Rural Credit Coorperative (“Hanting”) recorded at cost. It is stated at cost because the Company does not have significant influence or control over Hanting. Under the cost method, the Company records the investment at cost, and recognizes as income dividends received that are distributed from net accumulated earnings of the investee since the date of acquisition by the Company. The net accumulated earnings of the investee subsequent to the date of investment are recognized by the Company only to the extent distributed by the investee as dividends. Dividends received in excess of earnings subsequent to the date of investment are considered a return of investment and are recorded as reductions of cost of the investment. A series of operating losses of an investee or other factors may indicate that a decrease in value of the investment has occurred which is other than temporary and should accordingly be recognized.

YUHE INTERNATIONAL INC.
(Formerly known as First Growth Investors Inc.)
NOTES TO CONDENSED CONSOLIDATED STATEMENTS
8.	Unlisted investments - continued

For the three months and six months period ended June 30, 2008, the Company recorded $6,074 as income from unlisted investment for dividends received from Hanting. Management of the Company has reviewed the investment in Hanting for impairment and determined there is no indication that the carrying amount of Hanting may not be recoverable.

9.	Plant and equipment, net

Plant and equipment consists of the following:

	June 30	December 31
	2008	2007
At cost
Buildings	$7,948,875	$-
Machinery	3,690,952	-
Motor vehicles	10,233	-
Furniture and equipment	72,766	-

	11,722,826	-
Less: accumulated depreciation	(498,500)	-
Construction in progress	5,668,552	-

	$16,892,878	$-

During the six months ended June 30, 2008, depreciation expenses amounted to $621,912 among which $488,084 and $133,828 were recorded as cost of sales and administrative expense respectively.

During the six months ended June 30, 2007, depreciation expenses amounted to $0.

During the three months ended June 30, 2008, depreciation expenses amounted to $377,448 among which $318,773 and $58,675 were recorded as cost of sales and administrative expense respectively.

During the three months ended June 30, 2007, depreciation expenses amounted to $0.

As of June 30, 2008, buildings and machinery of the Group with net book value of $14,880,101 were pledged as collateral under certain loan arrangements.

YUHE INTERNATIONAL INC.
(Formerly known as First Growth Investors Inc.)
NOTES TO CONDENSED CONSOLIDATED STATEMENTS

10.	Deposits paid for acquisition of long term assets

Deposits paid consist of the following:

	June 30	December 31
	2008	2007

Deposits paid for purchase of land	$1,309,700	$-
Deposits paid for construction in progress	6,258,831	-
Deposits paid for acquisition of farm	2,328,357	-

Deposits paid with capital commitment (Note 28)	9,896,888	-

Deposits paid for construction in progress	677,048	-

Total Deposits paid for acquisition of long term assets	$10,573,936	$-

11.	Intangible assets, net

Intangible assets consist of the following:

	June 30	December 31
	2008	2007

Land use rights, at cost	$2,962,108	$-
Less: accumulated amortization	(27,186)	-

	$2,934,922	$-

As of June 30, 2008, land use rights of the Group were pledged as collateral under certain loan arrangements.

During the six months ended June 30, 2008 and 2007, amortization expenses included in the cost of sales were $26,497 and $0 respectively.

During the three months ended June 30, 2008 and 2007, amortization expenses included in the cost of sales were $16,083 and $0 respectively.

YUHE INTERNATIONAL INC.
(Formerly known as First Growth Investors Inc.)
NOTES TO CONDENSED CONSOLIDATED STATEMENTS

12.	Due from related companies

	June 30	December 31
	2008	2007

Hexing Green Agriculture Co., Ltd - Mr. Gao Zhentao, the director of the company is also the director	$75,560	$-

Shandong Yuhe Food Co., Ltd - Mr. Gao Zhentao, the director of the company is also the director	3,818,695	-

Shangdong Yuhe New Agriculture Academy of Sciences - Mr. Gao Zhentao, the director of the company is also the director	51,498	-

Weifang Jiaweike Food Co.,Ltd - Mr. Gao Zhentao, the director of the company is also the director	26	-

Weifang Yuhe Poultry Co., Ltd- Mr. Gao Zhentao, the director of the company is also the director	-	1,000,000

	$3,945,779	$1,000,000

The amounts due from related companies are unsecured, interest free and have no fixed repayment date.

13.	Due from a shareholder

As of June 30, 2008, amount due from a shareholder consists of $15,000 due from Mr. Yamamoto. There was no amount due from shareholder as of December 31, 2007.

The amount due from a shareholder are unsecured, interest free and have no fixed repayment date.

14.	Loans payable

Loans payable are loans from unrelated companies for temporary operation purposes. They are unsecured, interest free and have no fixed repayment date.

YUHE INTERNATIONAL INC.
(Formerly known as First Growth Investors Inc.)
NOTES TO CONDENSED CONSOLIDATED STATEMENTS

15.	Other payable

	June 30	December 31
	2008	2007

Accrued on Construction in progress	$492,526	$-
Interest payable	68,845	-
Deposits received	39,068	-
Others	398,756	-
	$999,195	$-

16.	Due to related companies

	June 30	December 31
	2008	2007

Weifang Hexing Breeding Co.,Ltd - Mr. Gao Zhentao, the director of the company is also the director	$492,956	$-

Others	24,444	-
	$517,400	$-

The amounts due to related companies are unsecured, interest free and have no fixed repayment date. These loans are used for working capital purposes.

YUHE INTERNATIONAL INC.
(Formerly known as First Growth Investors Inc.)
NOTES TO CONDENSED CONSOLIDATED STATEMENTS

17.	Long-term loans

The long-term loans are denominated in Chinese renminbi and are presented in US dollars as follows:

	June 30	December 31
	2008	2007

Loans from Nansun Rural Credit, interest rate at 9.22% to 10.51% per annum, due from November 28, 2008 to May 17, 2010	$8,731,337	$-

Loans from Shuangyang Rural Credit interest rate at 9.33% per annum, due on October 12, 2008	945,895	-

Loans from Hanting Kaiyuan Rural Credit Cooperative, interest rate at 9.22% to 13.31% per annum, due from November 28, 08 to January 10, 2009	1,062,312	-
	10,739,544	-
Less: current portion of long-term loans	(5,748,130)	-
	$4,991,414	$-

Future maturities of long-term loans as at June 30, 2008 are as follows:

June 30
2008

2008	$5,748,130
2009	1,353,357
2010	3,638,057

$10,739,544

YUHE INTERNATIONAL INC.
(Formerly known as First Growth Investors Inc.)
NOTES TO CONDENSED CONSOLIDATED STATEMENTS

18.	Income tax

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

The Group uses the asset and liability method, where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes. There are no material timing differences and therefore no deferred tax asset or liability at June 30, 2008.

The provision for income taxes consists of the following:

For the six months ended
	2008	2007

Current tax
- PRC	$-	$-
- Deferral tax provision	-	-

	$-	$-

YUHE INTERNATIONAL INC.
(Formerly known as First Growth Investors Inc.)
NOTES TO CONDENSED CONSOLIDATED STATEMENTS

18.	Income tax - continued

All of the Group’s income (loss) before income taxes is from PRC sources. Actual income tax expenses reported in the consolidated statements of income and comprehensive income differ from the amounts computed by applying the PRC statutory income tax rate of 25% and 33% for the fiscal year of 2008 and 2007 respectively to income (loss) before income taxes for the six months ended June 30, 2008 and 2007 for the following reasons:

	For the six months ended
	2008	2007

Income (loss) before income taxes	$892,663	$-

Computed “expected” income tax asset at 25%	223,165	-
Tax effect on net taxable temporary differences	(7,853)	-
Effect of cumulative tax losses	2,329	-
Effect of tax holiday	(217,641)	-

	$-	$-

19.	Fair value of financial instruments

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

YUHE INTERNATIONAL INC.
(Formerly known as First Growth Investors Inc.)
NOTES TO CONDENSED CONSOLIDATED STATEMENTS

20.	Common stock and warrants

(a)	Common Stock

On March 12, 2008, the Company issued 126,857,134 shares (equivalent to approximately 8,626,318 post -split shares) of its common stock., par value $0.001 per share, to the sole stockholder of Bright Stand to effect the Reverse Merger Acquisition. At the same time, the Company issued 85,714,282 (equivalent to approximately 5,829,018 post -split shares) shares of common stock to the investors for gross proceeds of $18 million in the private placement.

The Company's issued and outstanding number of common stock immediately prior to the Reverse merger Acquisition is 16,000,000 shares (equivalent to 1,087,994 post -split shares) shares.

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

The total number of warrants outstanding as at June 30, 2008 was 476,014 shares.

(c)	Additional paid-in capital

Prior to the Reverse Merger, the shareholder of Bright Stand contributed additional capital of $12,149,766 to Bright Stand for the acquisition of PRC Yuhe. Subsequent to the contribution of capital, Bright Stand entered into a reverse acquisition with Yuhe International and raised $18 million gross proceeds in the private placement as described in Note 20 (a).

YUHE INTERNATIONAL INC.
(Formerly known as First Growth Investors Inc.)
NOTES TO CONDENSED CONSOLIDATED STATEMENTS

21.	Registration Rights

Registration Rights of Private Placement Investors

Concurrently with the execution of the Securities Purchase Agreement, the Company entered into a Registration Rights Agreement with the investors. With respect to the 99,999,992 shares, equivalent to 6,800,518 post-split shares, purchased by the investors at closing on March 12, 2008, the Company is required to file a resale registration statement on Form S-1 or any other appropriate form (i) within 60 days following the closing for purposes of registering the resale of these shares, (ii) within 15 days with respect to any additional registration statement, covering the 2008 make good shares or 2009 make good shares, as applicable, (iii) within 15 days with respect to any additional registration statements required to be filed due to SEC restrictions, (iv) within 30 days following the date on which we become eligible to utilize Form S-3 to register the resale of common stock, or (v) within 45 days following the date the 2008 make good shares or 2009 make good shares (the “Make Good Shares”) as defined in “Description of Business-Securities Purchase Agreement”, are delivered by Mr. Yamamoto to the investors.

Among other things, the Company will be required to pay the investors liquidated damages if it fails to file a registration statement by the above filing deadlines or if it does not promptly respond to comments received from the SEC. The liquidated damages accrue at a rate of 0.5% per month of the aggregate investment proceeds received from the investors, capped at 5% of the total investment proceeds.

The Make Good Shares, when and if released from the escrow account to the investors, will also have registration rights. With respect to the Make Good Shares, the Company agreed to file a registration statement within 45 days following the respective delivery date of the Make Good Shares and make the registration statement effective no later than the 120th day, or the 150th day in the case that the SEC reviews and has written comments to such file registration statement that would require the filing of a pre-effective amendment thereto with the SEC, following the delivery date or the fifth trading day following the date on which the Company is notified by the SEC that the registration statement will not be reviewed or is no longer subject to further review and comments, whichever date is earlier.

The Company is required to keep the registration statement(s) effective during the entire effectiveness period of the registration rights, which commences on the effective date of the registration statement and ends on the earliest to occur of (a) the second anniversary of the date the registration statement becomes effective, (b) such time as all the shares covered by such registration statement have been publicly sold by the holders of such shares, or (c) such time as all of the shares covered by the registration statement may be sold by holders without volume restrictions pursuant to Rule 144.

YUHE INTERNATIONAL INC.
(Formerly known as First Growth Investors Inc.)
NOTES TO CONDENSED CONSOLIDATED STATEMENTS

21.	Registration Rights - continued

In addition, the investors have piggy-back registration rights, pursuant to which, if at any time during the effectiveness period of the registration rights there is not an effective registration statement covering all the securities with registration rights and the Company determines to prepare and file with the SEC a registration statement relating to an offering for its own account or the account of others of any of its equity securities, other than on Form S-4 or S-8 or their equivalents relating to equity securities to be issued solely in connection with any acquisition of any equity issuable in connection with stock options or other employee benefit plans, then the Company should include the shares of the investors into the registration statement if the investors so request.

Registration Rights of Roth Capital, Inc. and WLT Brothers

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

Registration Rights of Halter Financial

Pursuant to the Common Stock Purchase Agreement dated November 6, 2007 by and between the Company and Halter Financial Investments, L. P., upon the demand of Halter Financial Investments, L.P. and/or Halter Financial Group, L.P., the Company is required to file a registration statement on Form S-3, or such other form if Form S-3 is unavailable, within 10 days covering the resale of the aggregate of 14,000,000 shares (equivalent to 951,996 post-split shares) of the Company’s common stock. In addition, Halter Financial has a piggy-back registration right pursuant to which, if the Company decides to register any of its common stock or securities convertible into or exchangeable for common stock under the Securities Act on a form which is suitable for an offering for cash or shares of the Company held by third parties and which is not a registration solely to implement an employee benefit plan, a registration statement on Form S-4 or a transaction to which Rule 145 or any other similar rule of the SEC is applicable, the Company will include the shares of Halter Financial into the registration statement if Halter Financial so requests.

YUHE INTERNATIONAL INC.
(Formerly known as First Growth Investors Inc.)
NOTES TO CONDENSED CONSOLIDATED STATEMENTS
21.	Registration Rights - continued

Registration Rights of Other Shareholders

Pursuant to the Common Stock Purchase Agreement, dated November 6, 2007 as referenced above, certain other former officers, directors and holders of the Company’s shares of common stock have the rights to register up to 1,750,000 shares, equivalent to 119,001 post-split shares, of the Company’s common stock.

Total number of registration rights of Halter Financial and other shareholders equals 1,070,997 post-split shares, which are shares received by former shareholders of First Growth Investors Inc. pursuant to the Share Exchange Agreement dated on March 12, 2008. Also, other shareholders has 250,000 shares equivalents to 16,997 post-split shares are public traded shares and 1,087,994 shares are under recapitalization as at June 30, 2008.

22.	Stock options

On June 13, 2008, the Company granted to the Chief Financial Officer (CFO) of the Company an option to purchase 150,000 shares of the Company’s common stock at an exercise price of $3.708 per share for the 3 year’s employment. The options shall vest with respect to 33.3% of the total number of shares purchasable upon exercise thereof one year after the grant date and 33.3% on the second and third anniversary of the grant date, Mr Hu will be fully vested in the option by that date and shall cease to vest if the executive cease to be Chief Financial Officer of the Company for any reason.

On the same date, the Company granted to three independent directors of the Company an option to purchase 77,717 share of the Company’s common stock at an exercise price of $3.708 per share for the 3 year’s employment. The options shall vest with respect to 33.3% of the total number of shares purchasable upon exercise thereof one year after the grant date and 33.3% on the second and third anniversary of the grant date, the directors will be fully vested in the option by that date and shall cease to vest if the three independent directors cease to be independent directors of the Company for any reason.

The options granted to the CFO and the three independent directors will expire on the fifth anniversary of the grant date and cease to vest if they cease to be the CFO or independent directors of the company for any reason.

YUHE INTERNATIONAL INC.
(Formerly known as First Growth Investors Inc.)
NOTES TO CONDENSED CONSOLIDATED STATEMENTS

22.	Stock options- continued

During the six month ended June 30, 2008, the Company granted 383,151 stock options. The Company recognizes compensation expense, net of estimated forfeitures, over the requisite service period, which is the period during which the grantee is required to provide services in exchange for the award. The Company has elected to recognize compensation cost for awards with only a service condition that have a graded vesting schedule on a straight-line basis over the requisite service period for the entire award.

The Company uses the Black-Scholes option pricing model to calculate the grant-date fair value of an award, with the following assumptions: no dividend yield, expected volatility of 109.40%, and a risk-free interest rate of 3.00%. In determining volatility of the Company’s options, the Company used the average volatility of the Company’s stock. Based on the Black-Scholes option pricing model, the entire option was valued at $2,186,499. In accordance with SFAS No. 123R, the Company has recorded stock-based compensation expense during the three and six months ended June 30, 2008 of $33,946 in connection with the issuance of this option.

The following table summarizes all Company stock option transactions between January 1, 2008 and June 30, 2008
	Option Shares	Vested Shares	Weighted Average Exercise Price	Remaining Contractual Term

Balance, January 1, 2008	-	-	$-	$-
Granted or vested during the six months ended June 30, 2008	383,151	-	$3.708	$5
Expired during the six months ended June 30, 2008	-	-	-	-
Balance, June 30, 2008	383,151	-	$3.708	$5

The weighted average grant date fair value of options granted was $7.35 per share. The total number of stock options outstanding as at June 30, 2008 was 383,151 shares.

YUHE INTERNATIONAL INC.
(Formerly known as First Growth Investors Inc.)
NOTES TO CONDENSED CONSOLIDATED STATEMENTS

23.	Stock Subscription Receivable

On March 12, 2008, the Company issued 85,714,282 (equivalent to approximately 5,829,018 post -split shares) shares of common stock to the investors for gross proceeds of $18 million in the private placement. Under the placement, the Company paid $ 2,640,477 in cash as compensation to the party involved in this private placement. As at March 31, 2008, the Company has not received the funds amounting to $1,403,937 and has recorded the amounts due under the caption “Stock Subscription Receivable” in the accompanying balance sheet. During the three months ended June 30, 2008, the Company received the rest of the funds amounting to $1,403,937 and there is no stock subscription receivable as at June 30, 2008. The Company received all the funds totally amounting to $15,359,523 during the six months ended June 30, 2008 and has recorded the proceeds from common stock sale in the accompanying statements of cash flows.

24.	Restricted cash

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

YUHE INTERNATIONAL INC.
(Formerly known as First Growth Investors Inc.)
NOTES TO CONDENSED CONSOLIDATED STATEMENTS

24.	Restricted cash -(continued)

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

The Company is required to fulfill the above covenants within 60 days to 180 days, therefore, the deposit of $1,750,000 to escrow accounts recorded as restricted cash under current assets as at March 31, 2008. The Company fulfill all the above covenants and received $1,750,000 during the three months ended June 30, 3008 and there is no restricted cash recorded under current assets as at June 30, 2008.

25.	Stock-Based Compensation

The Company estimated the fair value of each warrant award on the date of grant using the Black-Scholes option-pricing model and the assumption noted in the following table. Expected volatility is based on the historical and implied volatility of a peer group of publicly traded entities. The expected term of options gave consideration to historical exercises, post-vesting cancellations and the options’ contractual term. The risk-free rate for the expected term of the option is based on the U.S. Treasury Constant Maturity at the time of grant. The assumptions used to value options granted during the six months ended June 30, 2008 were as follows:

Six Months Ended June 30, 2008
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

YUHE INTERNATIONAL INC.
(Formerly known as First Growth Investors Inc.)
NOTES TO CONDENSED CONSOLIDATED STATEMENTS

25.	Stock-Based Compensation - continued

During the three and six months ended June 30, 2008, the Company has recorded stock-based compensation expense of $33,946 for the in connection with the issuance of this option.(Note 21)

26.	Significant concentrations and risk

(a)	Customer Concentrations

The Company has the following concentrations of business with each customer constituting greater than 10% of the Company’s gross sales:

	For the six months ended June 30		For the three months ended June 30
	2008	2007	2008	2007
Wang Jianbo	15.62%	-	14.94%	-
Wei Yunchao	10.00%	-	8.5%	-

The Group has not experienced any significant difficulty in collecting its accounts receivable in the past and is not aware of any financial difficulties being experienced by its major customers.

The Group has the following concentrations of business with each supplier constituting greater than 10% of the Company’s purchase:

	For the six months ended June 30		For the three months ended June 30
	2008	2007	2008	2007
Ma Zhuping	20.52%	-	16.66%	-
Shangdong Yikshang Poultry Limited	23.02%	-	18.42%	-
Ding Jiangsheng	10.27%	-	11.98%	-

YUHE INTERNATIONAL INC.
(Formerly known as First Growth Investors Inc.)
NOTES TO CONDENSED CONSOLIDATED STATEMENTS

26.	Significant concentrations and risk - continued

(b)	Credit Risk

Financial instruments that potentially subject the Group to significant concentration of credit risk consist primarily of cash and cash equivalents. As of June 30, 2008, substantially all of the Group’s cash and cash equivalents were held by major financial institutions located in the PRC, which management believes are of high credit quality.

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

27.	Business and geographical segments-

The Company’s operations are classified into two principal reportable segments that provide different products or services.  PRC Yuhe is engaged in the business of breeding chick while Taihong is engaged in the business of feed production, in which most of the products were used internally.  Separate management of each segment is required because each business unit is subject to different production and technology strategies.

Reportable Segments

	Production of chicks	Production of feeds	Corporate	Production of chicks	Production of feeds	Corporate	Total
	For the six months ended June 30, 2008			For the six months ended June 30, 2007			For the six months ended June 30, 2008	For thesix months ended June 30, 2007
External revenue	6,515,370	193,112	-	-	-	-	6,708,482	-
Intersegment revenue	-	4,513,783	-	-	-	-	4,513,783	-
Interest income	323	1	4,131	-	-	-	4,455	-
Interest expense	(186,708)	(256,412)	-	-	-	-	(443,120)	-
Depreciation and amortization	(596,627)	(51,782)	-	-	-	-	(648,409)	-
Net profit/(loss)	904,513	31,411	(43,261)	-	-	-	(892,663)	-

Assets	-	-	-	-	-	-	-	-
Expenditures for long-lived assets	11,885,281	2,054	-	-	-	-	11,887,335	-

YUHE INTERNATIONAL INC.
(Formerly known as First Growth Investors Inc.)
NOTES TO CONDENSED CONSOLIDATED STATEMENTS

27.	Business and geographical segments - continued

Note:	Intersegment revenue of 4,513,783 was eliminated in consolidation. Expenditure for long-lived assets included accrued construction in progress amounting $492,256.

Reportable Segments

	Production of chicks	Production of feeds	Corporate	Production of chicks	Production of feeds	Corporate	Total
	For the three months ended June 30, 2008			For the three months ended June 30, 2007			For the three months ended June 30, 2008	For the three months ended June 30, 2007
External revenue	5,486,373	118,558	-	-	-	-	5,604,931	-
Intersegment revenue	-	3,217,448	-	-	-	-	3,217,448	-
Interest income	166	-	4,131	-	-	-	4,297	-
Interest expense	(109,068)	(153,578)	-	-	-	-	(262,646)	-
Depreciation and amortization	(362,219)	(31,312)	-	-	-	-	(393,531)	-
Net profit/(loss)	1,146,486	60,212	(41,554)	-	-	-	1,165,144	-

Assets	-	-	-	-	-	-	-	-
Expenditures for long-lived assets	11,637,200	1,519	-	-	-	-	11,638,719	-

Note:	Intersegment revenue of 3,217,448 was eliminated in consolidation. Expenditure for long-lived assets included accrued construction in progress amounting $492,256.

The Group’s operations are located in the PRC. All revenue is from customers in the PRC. All of the company’s assets are located in the PRC. Accordingly, no analysis of the Group's sales and assets by geographical market is presented.

YUHE INTERNATIONAL INC.
(Formerly known as First Growth Investors Inc.)
NOTES TO CONDENSED CONSOLIDATED STATEMENTS

28.	Commitments and contingencies

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

Up to December 31,

2008	$76,305
2009	152,610
2010	140,654
2011	80,870
2012	80,870
Thereafter	1,503,957

Total minimum lease payments	$2,035,266

During the six months ended June 30, 2008 and 2007, rental expenses were $72,982 and $0 respectively.

During the three months ended June 30, 2008 and 2007, rental expenses were $51,277 and $0 respectively.

As of June 30, 2008, the Group had capital commitment amounting to $10,492,701 in relation to the construction cost, land acquisition and farm acquisition for Weifang Yuhe Poultry Co., Ltd. and the Group paid the deposits of $9,896,888 related to these commitments and recorded under Deposits paid for acquisition of long term assets (Note 10).

YUHE INTERNATIONAL, INC.

UNAUDITED PRO FORMA CONSOLIDATED FINANCIAL STATEMENTS

YUHE INTERNATIONAL, INC.

UNAUDITED PRO FORMA CONSOLIDATED FINANCIAL STATEMENTS

Basis of Presentation

On March 12, 2008, Yuhe International, Inc. entered into a Share Exchange Agreement with Bright Stand International Limited. and its stockholders, pursuant to which Yuhe International, Inc. acquired all of the issued and outstanding capital stock of Bright Stand International Limited. in exchange for a total of 8,626,318 shares of our common stock, constituting 56% shares of Yuhe International, Inc. issued and outstanding common stock at the time of the merger agreement, $0.001 par value per share.

Yuhe International, Inc. expects to complete the acquisition of Bright Stand International Limited, pursuant to the Merger Agreement, in March 2008. The acquisition will be accounted for as a reverse merger effected by a share exchange, wherein Bright Stand International Limited. is considered the acquirer for accounting and financial reporting purposes.

The unaudited pro forma consolidated statements of operations reflects the results of operations of the company had the merger occurred on January 1, 2007. The pro forma consolidated statements of operations were prepared as if the transactions were consummated on January 1, 2007. These pro forma consolidated statements of operations have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which actually would have resulted had the transaction occurred on the date indicated and are not necessarily indicative of the results that may be expected in the future.

Due to the fact that there was no any trading and shareholding relationship between Yuhe International, Inc. with Bright Stand International Limited. before the share exchange, in the opinion of management, no pro forma adjustment directly attributable to the share exchange contemplated by the Agreement is to be made to the unaudited pro forma consolidated statements of operations of Yuhe International, Inc.

YUHE INTERNATIONAL, INC.
UNAUDITED PRO FORMA CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE SIX MONTHS ENDED JUNE 30, 2008

	Pro forma for the period from January 1, 2008 to March 31, 2008	As reported from April 1, 2008 to June 30, 2008	Pro forma Adjustment	Pro forma Total

Net revenues	$2,594,880	$5,604,931	$	$$8,199,811
Cost of revenue	(2,212,145)	(3,768,540)		(5,980,685)
Gross profit	382,735	1,836,391		2,219,126

Operating expenses
Selling expenses	(77,537)	(96,291)		(173,828)
General and administrative expenses	(383,664)	(457,961)		(841,625)
Bad debts recovery	233,038	73,770		306,808
Total operating expenses	(228,163)	(480,482)		(708,645)

Income from operations	154,572	1,355,909		1,510,481

Non-operating income (expenses)
Interest income	163	4,297		4,460
Other income	11,504	93,662		105,166
Interest expenses	(266,641)	(262,646)		(529,287)
Other expenses	(30,545)	(26,078)		(56,623)

Total other income (expenses)	(285,519)	(190,765)		(476,284)

Net Income (loss) before income tax	(130,947)	1,165,144		1,034,197
Income Tax	-	-		-

Net income (loss)	$(130,947)	$1,165,144	$	$$1,034,197

Earnings per share
Basic	$(0.01)	$0.07		$0.08
Diluted	$(0.01)	$0.07		$0.08

Weighted average shares outstanding
Basic	10,146,353	15,543,330		12,844,935
Diluted	10,146,353	15,543,330		13,039,395

YUHE INTERNATIONAL, INC.
UNAUDITED PRO FORMA CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE SIX MONTHS ENDED JUNE 30, 2007

	Yuhe PRC Six Months Ended June 30, 2007	Yuhe PRC Three Months Ended June 30, 2007

Net revenues	$6,037,317	$3,059,436
Cost of revenue	(4,996,348)	(1,937,471)
Gross profit	1,040,969	1,121,965

Operating expenses
Selling	(154,560)	(92,557)
General and administrative	(521,399)	(317,135)
Total operating expenses	(675,959)	(409,692)

Income from operations	365,010	712,273

Non-operating income (expense)
Interest income	251	237
Other income	17,987	2,716
Interest expenses	(522,533)	(251,131)
Other expenses	(52,822)	-

Total other expenses	(557,117)	(248,178)

Net income (loss) before income tax	(192,107)	464,095
Income Tax	-

Net income (loss)	$(192,107)	$464,095

Earnings (loss) per share
Basic	$(0.02)	$0.05
Diluted	$(0.02)	$0.05

Weighted average shares outstanding
Basic	8,626,318	8,626,318
Diluted	8,626,318	8,626,318

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Special Note Regarding Forward Looking Statements

This Quarterly Report on Form 10-Q, including the following “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements that are based on the beliefs of the Company’s management and involve risks and uncertainties, as well as assumptions that, if they ever materialize or prove incorrect, could cause the results of the Company to differ materially from those expressed or implied by such forward-looking statements. The words “believe,” “expect,” “anticipate,” “project,” “targets,” “optimistic,” “intend,” “aim,” “will” or similar expressions are intended to identify forward-looking statements. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including statements regarding new and existing products, technologies and opportunities; statements regarding market and industry segment growth and demand and acceptance of new and existing products; any projections of sales, earnings, revenue, margins or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements regarding future economic conditions or performance; uncertainties related to conducting business in China; any statements of belief or intention; any of the factors mentioned in the “Risk Factors” section of the Company’s S-1 or amendment thereof or annual report on Form 10-K; and any statements of assumptions underlying any of the foregoing. Except as otherwise indicated by the context, references in this report to “the Company,” “Yuhe International,” “we,” “us,” or “our,” are references to the combined business of Yuhe International, Inc. and its subsidiaries, except in the “Management’s Discussion And Analysis of Financial Condition And Results of Operation” where all historical financial information prior to March 12, 2008 refers to Weifang Yuhe Poultry Co. Ltd., “PRC Yuhe”, which includes the accounts of Weifang Taihong Feed Co. Ltd., “Taihong”.

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

Our Company History

Our company has an offshore holding structure commonly used by foreign investors with operations in China. We are a Nevada corporation which directly owns 100% of the securities of Bright Stand International Limited, or “Bright Stand”, an international business company incorporated in the British Virgin Islands. Bright Stand directly owns 100% of the securities of PRC Yuhe, a wholly foreign-owned enterprise established under the laws of the PRC, and directly owns 43.75% and indirectly owns, through PRC Yuhe, the remaining 56.25% of the securities of Taihong, a foreign invested enterprise established under the laws of the PRC.

Mr. Kunio Yamamoto, Pinnacle Fund, L.P., Black River Small Capitalization Fund Ltd., Ardsley Partners Fund II, LP and Halter Financial Investments, L.P. are our significant shareholders. As of June 30, 2008, Mr. Yamamoto owned 49.2%, Pinnacle Fund, L.P. owned 15.6%, Black River Small Capitalization Fund Ltd. owned 14.6%, Ardsley Partners Fund II, LP owned 7.3% and Halter Financial Investments, L.P. owned 6.1% of the total outstanding shares of our common stock.

The following chart depicts our organizational structure:

We did not become engaged in the day-old broiler business until March 12, 2008. Effective March 12, 2008, we closed an Exchange Agreement with Bright Stand and Kunio Yamamoto, a citizen of Japan, the sole former shareholder of Bright Stand. Pursuant to the terms of the Exchange Agreement we acquired all of the outstanding capital stock of Bright Stand from Mr. Yamamoto in exchange for 126,857,134 shares, equivalent to 8,626,318 post-split shares, of our common stock. At the closing, Bright Stand became our wholly-owned subsidiary. Immediately following the closing of the Exchange Agreement, Mr. Yamamoto owned 126,857,134 shares, equivalent to 8,626,318 post-split shares, of our common stock.

Upon the closing of the Exchange Agreement we gained operating control over PRC Yuhe and Taihong. PRC Yuhe has been owned by Bright Stand since January 31, 2008. Taihong has been owned by PRC Yuhe and Bright Stand since January 31, 2008. Before the closing of the Exchange Agreement, we were known as First Growth Investors, Inc., and were originally formed for the purposes of buying, selling and investing in vintage wines, which was our business from 1997 through December 31, 2003. We had no operations from January 1, 2004 until the closing of the Exchange Agreement.

Effective April 4, 2008, we amended our articles of incorporation to change our name from “First Growth Investors, Inc.” to “Yuhe International, Inc.”, and effect a 1-for-14.70596492 reverse stock split of our common stock. Our Board of Directors and shareholders approved the name change and the reverse stock split pursuant to the Nevada Revised Statutes. The name change became effective with NASDAQ’s Over-the-Counter Bulletin Board at the opening for trading on April 7, 2008, under the new stock symbol of “YUII.OB”.

On April 20, 2008, we appointed CCG Elite Investor Relations as our investor relations firm effective on May 1, 2008. On June 13, 2008, we appointed three independent directors and one non-independent director to our board of directors and formed an audit committee, compensation committee and nomination committee under our board of directors.

Our Business Operations

Our business is part of the commercial broiler supply chain.

Day-old broilers are one-day-old broilers that are sold to broiler raisers. Day-old broilers sold by our wholly owned subsidiary, PRC Yuhe, are our primary source of revenue.

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

We operate in two elements of the broiler supply chain: day-old broiler production and feed production. These activities are operated under two separate subsidiaries, PRC Yuhe and Taihong, respectively.

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

Results of Operations

We have provided below a discussion of our results of operations, as a result of our control and ownership of our subsidiaries, PRC Yuhe and Taihong, and other factors. We have consolidated the results of PRC Yuhe and Taihong into our Consolidated Financial Statements from February 1, 2008 to June 30, 2008. For comparison purposes, we have provided a Pro forma Consolidated Statement of Operations for the three months ended June 30, 2007 to provide comparable presentation to our reported results for the three months ended June 30, 2008. We believe that providing this financial statement as if we had consolidated PRC Yuhe and Taihong may assist investors in assessing performance between periods.

Three Months Ended June 30, 2008 Compared to Three Months Ended June 30, 2007

Discussion and analysis below is for the three months ended June 30, 2008, and the comparative three months period ended June 30, 2007. We use these items in internal performance measures to analyze performance between periods, develop internal projections and measure management performance.

	All amounts, other than	As a		Increase/	Increase/
	other than	percentage of		(Decrease)	(Decrease)
	percentage, in	net revenues		Dollar ($)	Percentage
	U.S. dollars
	For the three	For the three	For the three	For the three	For the three
	months ended	months ended	months ended	months ended	months ended
	June 30	June 30	June 30	June 30	June 30
	2008	2008	2007	2008	2007
	(As reported)		(Pro forma)
Sales revenue	5,604,931	100.00%	3,059,436	2,545,495	83%
Costs of goods sold	3,768,540	67.24%	1,937,471	1,831,069	95%
Gross profit	1,836,391	32.76%	1,121,965	714,426	64%
Selling expenses	96,291	1.72%	92,557	3,734	4%
General and administrative expenses	457,961	8.17%	317,135	140,826	44%
Bad debts recovery	73,770	1.32%	-	73,770	-
Operating income	1,355,909	24.20%	712,273	643,636	90%
Interest income	4,297	0.08%	237	4,060	1717%
Other income	93,662	1.66%	2,716	90,946	3323%
Interest expenses	262,646	4.69%	251,131	11,514	5%
Other expenses	26,078	0.46%	-	26,078	-
Income taxes	-	0.00%	-	-	-
Net income	1,165,144	20.79%	464,095	701,049	151%

Net revenue
Sales revenue of $5.6 million represents sales of day-old broilers $5.33 million, sales of broiler by-products $0.15 million and sales of feed $0.12 million, for the three months ended June 30, 2008.

Sales revenue increased by $2.5 million, or 83%, to $5.6 million for the three months ended June 30, 2008 from $3.06 million for the three months ended June 30, 2007. The increase was mainly driven by the increase in sales volume of our day-old broilers by 5.02 million broilers, or 74%, from 6.83 million broilers for the three months ended June 30, 2007 to 11.86 million broilers for the three months ended June 30, 2008. The increase in sales volume was a result of the purchase of 0.2 million new breeder stock in the third quarter 2007 which began to produce one day old broilers in this quarter.

Sales revenue of broiler by-products is $ 0.15 million, or 3% of the total revenue. It consists of eggs, retired breeders, etc. Sales of broiler by-products increased $0.36 million, from $0.02 million for the three months ended June 30, 2007 to $0.38 million for the three months ended June 30, 2008. The increase was mainly driven by the increase in sales volume of retired breeder stocks by 0.06 million kilograms.

Since almost all the products of Taihong were supplied to its parent, PRC Yuhe, revenue contributed from Taihong’s external sales comprised only approximately 2% of our total revenues for the three months ended June 30, 2008.

Cost of revenues
Our cost of revenues amounted to approximately $3.77 million, representing approximately 67% of our sales revenue for the three months ended June 30, 2008.

Our cost of revenues increased by $1.83 million, or 95%, to $3.77 million for the three months ended June 30, 2008 from $1.94 million for the three months ended June 30, 2007. The main reason for the increase in the cost of revenues was the increase in sales volume and the increase in the feed cost.

As a percentage of net revenues, the cost of revenues increased by 4%, from 63% for the three months ended June 30, 2007, to 67% for the three months ended June 30, 2008. The increase in cost of revenues as a percentage of net revenues was mainly due to an increase in the feed price, which increased by 24% in the same period from 2007 to 2008. The feed cost proportion is approximately 50% of the total cost. The feed cost was composed of 62% corn cost, 20% soybean cost and 18% other ingredients. The average unit cost of corn was RMB 1.71 and RMB 1.64 for the three months ended June 30, 2008 and 2007, an increase of 4.3%. The average unit cost of soybean was RMB 4.22 and RMB 2.41 for the three months ended June 30, 2008 and 2007, an increase of over 75%.

Gross profit
The gross profit amounted to approximately $1.84 million for the three months ended June 30, 2008.

Our gross profit increased by $0.71 million to $1.84 million for the three months ended June 30, 2008 from gross profit of $1.12 million for the three months ended June 30, 2007.  The increase was mainly attributable to the increase in sales volume of our day-old broilers which we discussed above.
Gross profit as a percentage of net revenues was 33% for the three months ended June 30, 2008, as compared to 37% for the three months ended June 30, 2007. The decrease was mainly attributable to the rise in sales price of feed supplies which was discussed above.

General and administrative expenses
Our General and administrative expenses amounted to approximately $458,000 for the three months ended June 30, 2008. It comprised mainly of human resources and related expenses of $82,592, representing 18% of total general and administrative expenses, depreciation expenses of $58,674, representing 13% of total general and administrative expenses, and travel expenses of $27,576, representing 6% of total general and administrative expenses.

Our General and administrative expenses increased $0.14 million, or 44%, to $0.46 million for the three months ended June 30, 2008 from $0.32 million for the three months ended June 30, 2007. The increase in General and administrative expenses was mainly due to the increased travel expense by $25,000 and stock based compensation expense of $33,900. Increase in travel expense is attributable to additional expense for public company business. Stock based compensation expense was related to the granting of options to purchase 150,000 and 77,717 shares of the Company’s common stock at an exercise price of $3.708 to the Chief Financial Officer and each of the three independent directors, respectively. 33.3% of the options will vest each year after the grant date, over a period of three years. The Company uses the Black-Scholes option pricing model to calculate the grant-date fair value of an award, with the following assumptions: no dividend yield, expected volatility of 109.40%, and a risk-free interest rate of 3.00%. In determining volatility of the Company’s options, the Company used the average volatility of the Company’s stock. Based on the Black-Scholes option pricing model, the entire option was valued at $2,186,499.

As a percentage of net revenues, administrative expenses decreased to 8% for the three months ended June 30, 2008 as compared to 10% for the three months ended June 30, 2007.

Bad Debts Recovery
During the three months ended June 30, 2008, bad debts recovery was $73,770. Bad debts recovery represents recovery of other receivables previously written off.

Selling Expense
Our selling expenses amounted to approximately $96,000 for the three months ended June 30, 2008. It comprised mainly of packaging expenses of approximately $49,000, representing 51% of total selling expenses. Human resources and related expenses of approximately $16,000, representing 17% of total selling expenses, and travel expense of $13,000, representing 14% of total selling expenses.

Our selling expenses increased by $0.004 million, or 4%, to $0.096 million for the three months ended June 30, 2008 from $0.093 million for the same period in 2007. As a percentage of net revenues, selling expenses decreased to 2% for the three months ended June 30, 2008 as compared to 3% for the three months ended June 30, 2007.

Interest expenses.
Interest expenses amounted to approximately $262,000 for the three months ended June 30, 2008. Interest expenses consisted primarily of interest on bank loans. As we expect to extend or roll over the loans as they come due in the near future, interest on bank loans will remain steady in the near future. Interest expenses increased $0.01 million to $0.26 million for the three months ended June 30, 2008 from $0.25 million for the three months ended June 30, 2007. The minor difference in interest expenses was mainly due to a small amount of loan having been repaid compared to the period ended June 30, 2007.

Provision for Income Taxes. PRC Yuhe was entitled to an exemption from Chinese enterprises income tax (EIT) as the poultry producers. As a result, PRC Yuhe incurred no income tax expense for the three months ended June 30, 2008 and 2007.

In accordance with the relevant tax laws and regulations of PRC, our other PRC subsidiary Taihong is subject to the enterprise income tax rate of 25%.

Net income
Net profit amounted to approximately $1.17 million for the three months ended June 30, 2008. Net profit increased by $0.70 million to $1.17 million for the three months ended June 30, 2008 from net profit of $0.46 million for the three months ended June 30, 2007, as a result of the factors described above.

Six Months Ended June 30, 2008 Compared to Six Months Ended June 30, 2007

We have consolidated the results of PRC Yuhe and Taihong into our Consolidated Financial Statements from February 1, 2008 to June 30, 2008. For comparison purposes, we have provided a Pro forma Consolidated Statement of Operations for both six months ended June 30, 2008 and 2007 to provide comparable presentation to our reported results for the six months ended June 30, 2008 and 2007. We believe that providing this financial information as if we had consolidated PRC Yuhe and Taihong may assist investors in assessing performance between periods and in developing expectations of future performance.

	All amounts, other than percentage, in U.S. dollars	As a percentage of net revenues			Increase/ (Decrease) Dollar ($)	Increase/ (Decrease) Percentage
	For the six months ended June 30 2008	For the six months ended June 30 2008	For the six months ended June 30 2008	For the six months ended June 30 2007	For the six months ended June 30 2008	For the three months ended June 30 2007
	(As reported)		(Pro forma)	(Pro forma)
Sales revenue	6,708,482	100.00%	8,199,811	6,037,317	2,162,494	35.82%
Costs of goods sold	4,643,247	69.21%	5,980,685	4,996,348	984,337	19.70%
Gross profit	2,065,235	30.79%	2,219,126	1,040,969	1,178,157	113.18%
Selling expenses	144,831	2.16%	173,828	154,560	19,268	12.47%
General and administrative expenses	719,211	10.72%	841,625	521,399	320,226	61.42%
Bad debts recovery	86,915	1.30%	306,808	-	306,808	-
Operating income	1,288,108	19.20%	1,510,481	365,010	1,145,471	313.82%
Interest income	4,455	0.07%	4,460	251	4,209	1677.48%
Other income	99,562	1.49%	105,166	17,987	87,179	484.69%
Interest expenses	443,120	6.61%	529,287	522,533	6,754	1.29%
Other expenses	56,342	0.84%	56,623	52,822	3,801	7.20%
Income taxes	-	0.00%	-	-	-
Net income (loss)	892,663	13.31%	1,034,197	$(192,107)	1,226,304	-638.34%

Net revenue (As reported). Sales revenue of $6.7 million represents sales of 16.6 million day-old broilers from the period February 1, 2008 to June 30, 2008.

Net revenue (Pro forma). Sales revenue increased by $2.16 million, or 36%, to $8.2 million for the six months ended June 30, 2008 from $6.04 million for the six months ended June 30, 2007. The increase was driven by the increase in sales volume of our day-old broilers by 2.68 million birds, or 17%, from 15.6 million birds for the six months ended June 30, 2007 to 18.3 million birds for the six months ended June 30, 2008. Moreover, the selling price of day-old broilers increased from $0.36 per bird for the six months ended June 30, 2007 to approximately $0.45 per bird for the six months ended June 30, 2008. (in the RMB, the selling price rise from 2.19 to 3.17 in these two periods). The increase in sales volume was a result of increase in the purchase of new breeder stock which has now grown up to reach maturity level in the second quarter of 2008. The price growth was primarily the result of an increase in the general demand for high-grade day-old broilers in North China, which in turn was largely driven by the substantial economic growth that China continued to experience for the six months ended June 30, 2008, and the consequent shortage of broilers in the market. The outbreak of avian flu in 2006 hit the poultry industry badly and the market started to rebound at the beginning of 2007, resulting in a huge demand for our day old broilers.

Cost of revenues (As reported). Our cost of revenues amounted to approximately $4.64 million, or representing approximately 69% of our sales revenue from the period February 1, 2008 to June 30,

Cost of revenues (Pro forma). Our cost of revenues increased by $0.98 million, or 20%, to $6 million for the six months ended June 30, 2008 from $5 million for the six months ended June 30, 2007. The main reasons for the increase in the cost of revenues were the increase in sales volume. As a percentage of net revenues, the cost of revenues decreased by 10%, from 83% for the six months ended June 30, 2007, to 73% for the six months ended June 30, 2008. The decrease in cost of revenues as a percentage of net revenues was mainly due to an increase in the goods’ selling price, which increased by 25% in the same period from year 2007 to year 2008, offsetting by increase in the feed cost.

The feed cost proportion is approximately 50% of the total cost. The feed cost is composed of 62% of corn cost, 20% of soybean cost and 18% of other ingredients. The average unit cost of corn was RMB 1.7 and RMB 1.63 for the six months ended June 30, 2008 and 2007, an increase of 4.3%. The average unit cost of soybean was RMB 4.1 and RMB 2.57 for the six months ended June 30, 2008 and 2007, an increase of 59.5%.

Gross profits (As reported). The gross profit amounted to approximately $2.07 million from the period February 1, 2008 to June 30, 2008. Gross profit as a percentage of net revenues was approximately 30.79% from the period February 1, 2008 to June 30, 2008.

Gross profit (Pro forma). Our gross profit increased by $1.18 million to $2.22 million for the six months ended June 30, 2008 from $1.04 million for the six months ended June 30, 2007.  Gross profit as a percentage of net revenues was 27.1% for the six months ended June 30, 2008, as compared to 17.2% for the six months ended June 30, 2007. The increase was mainly attributable to the rise in sales price of our day-old broilers which was discussed above.

General and administrative expenses (As reported). Our General and administrative expenses amounted to approximately $0.72 million from the period February 1, 2008 to June 30, 2008. General and administrative expenses comprised mainly of human resources and related expenses of approximately $0.16 million, representing 22% of total general and administrative expenses, and depreciation expenses of $0.16 million, representing 22% of total general and administrative expenses.

General and administrative expenses (Pro forma).   Our General and administrative expenses increased $0.32 million, or 61%, to $0.84 million for the six months ended June 30, 2008 from $0.52 million for the six months ended June 30, 2007. The increase in General and administrative expenses was mainly due to increase in salary, maintenance, hospitality and travel expenses, property tax, amortization of land use rights, audit fee and stock based compensation expense. Salary expense increased $51,700, or 49% as a result of increase in headcount and pay rate increase of 10%. Maintenance expense increased $19,000, over 100%, primarily due to maintenance work for one of the hatcheries to improve the condition for the broilers. Hospitality and travel expenses increased by $47,300, or over 100%. As a result of the reverse merger transaction, there was significant increase in number of travels and meetings between China and the United States. Property tax expense increased $22,000, or 94%, and amortization of land use rights increased by $15,900 or over 100%, as a result of purchase of land during the first six months of 2008. In addition, the Company incurred profession fee of $18,361 relating to the 2007 and 2006 financial statements preparation for use in the reverse merger transaction.

The Company had stock based compensation expense of $33,946 for the six months ended June 30, 2008; there was no stock based compensation expense for the comparative period in 2007. Stock based compensation expense was related to the granting of options to purchase 150,000 and 77,717 shares of the Company’s common stock at an exercise price of $3.708 to the Chief Financial Officer and each of the three independent directors, respectively. A Form of Stock Option Agreement is filed herewith as Exhibit 10.1. 33.3% of the options will vest each year after the grant date, over a period of three years. The Company uses the Black-Scholes option pricing model to calculate the grant-date fair value of an award, with the following assumptions: no dividend yield, expected volatility of 109.40%, and a risk-free interest rate of 3.00%. In determining volatility of the Company’s options, the Company used the average volatility of the Company’s stock. Based on the Black-Scholes option pricing model, the entire option was valued at $2,186,499.

Bad Debts Recovery
During the six months ended June 30, 2008, bad debts recovery was $86,915 (as reported) and $306,808 (pro forma). Bad debts recovery represents recovery of other receivables previously written off.

Selling Expenses (As reported). Our selling expenses amounted to $0.14 million from February 1, 2008 to June 30, 2008. It comprised mainly of packaging expenses of approximately $73,000, representing 42% of total selling expenses; human resources and related expenses of approximately $33,000, representing 19% of total selling expenses, and travel expense of $28,000, representing 16% of total selling expenses.

Selling Expenses (Pro forma). Our selling expenses increased by $0.019 million, or 12%, to $0.174 million for the six months ended June 30, 2008 from $0.155 million for the same period in 2007. Selling expenses consisted of packaging expenses, payroll and traveling expenses. The increase in selling expenses was primarily due to the increase in sales volume, As a percentage of net revenues, selling expenses remain at 2% for the six months ended June 30, 2008 and 2007.

Interest expenses (As reported). Interest expenses amounted to approximately $443,000 from February 1, 2008 to June 30, 2008. Interest expenses consisted primarily of interest on bank loans. As we expect to extend or roll over the loans as they come due in the near future, the interest on bank loans will remain steady in the near future.

Interest expenses (Pro forma). Interest expenses increased $0.007 million to $0.529 million for the six months ended June 30, 2008 from $0.523 million for the six months ended June 30, 2007. Interest expenses consisted primarily of interest on bank loans. As we continued to roll over the loans as they come due in the past two years, interest on bank loans for the year ended June 30, 2008 stayed almost at the same level as that for the same period of 2007.

Pro forma- Interest income (Pro forma). Interest income remained fairly consistent at $4,460 and $251 for the six months ended June 30, 2008 and 2007.

Net income   (As reported). Net profit amounted to approximately $0.89 million from February 1, 2008 to June 30, 2008, as a result of the factors described above.

Net income (Pro forma). Net profit increased by $1.22 million to $1.03 million for the six months ended June 30, 2008 from net loss of $0.19 million for the six months ended June 30, 2007, as a result of the factors described above.

Liquidity and Capital Resources

For the period from February 1, 2008 to June 30, 2008

We expect that our present working capital will meet our foreseeable working capital needs for the next 12 months from the date of this report.

In support of our long-term business plan, we arranged a private placement on March 12, 2008 of $18,000,000 with net amount of $15,359,523 that we received as of June 30, 2008. This fund will be used for our foreseeable expansion in 2008 and 2009.

General
As of June 30, 2008, we had cash and cash equivalents of approximately $845,565. The following table provides detailed information about our net cash flow for the six months period ended June 30, 2008.

Six months ended June 30, 2008

Net cash (used in) operating activities	(4,951,683)
Net cash (used in) investing activities	(25,311,328)
Net cash provided by financing activities	29,916,239
Effect of foreign currency translation on cash and cash equivalents	142,169
Net cash outflow	(204,603)
Cash and cash equivalents at beginning of period	1,050,168
Cash and cash equivalents at end of period	845,565

Operating Activities. Net cash used in operating activities was $4.9 million for the six months ended June 30, 2008. Net cash used in operating activities was primarily attributable to increase in inventory of $4.35 million for normal business purpose of paying inventory and the purchase of breeder stocks to replace retired breeder stocks.

Investing Activities. Net cash used in investing activities for the six months ended June 30, 2008 was $25.31 million. Net cash used in investing activities was mainly due to the acquisition of 100% common stock of PRC Yuhe and 43.75% of Taihong for approximately $10.57 million cash in January 2008. In addition, the Company transferred US dollars funds raised from a private placement to two unrelated third parties for exchanging the funds into RMB. This was a temporary arrangement to reduce foreign exchange rate risk and the Company received a portion of the notes back, resulted in a net cash outflow of $3.4 million.

The Company paid $11.89 million for capital expenditures; in which $ 1.32 million is for acquisition of property, plant and equipment and $ 10.57 million for deposits paid for acquisition of land and farm construction. The Company has capital commitment amounting $10.57, of which the Company has paid $9.9 million as deposits for property, plant and equipment. The Company is required to pay the remaining $0.6 million to complete the existing construction projects for the expansion of the farm and hatch houses by November 2008.

Financing Activities. Net cash from financing activities totaled $29.91 million for the six months ended June 30, 2008. The significant cash flows provided by financing activities was primarily a result of the business combination occurred during the period ended March 31, 2008. Bright Stand received $12.15 million capital contribution from its shareholder to use for acquisition of Weifang. In addition, $15.35 million of net proceeds was raised in the sale of the Company's common stock during the period ended June 30, 2008; of which 12.21 million was received during the period ended March 31, 2008. $1.75 million was released from escrow agent as a result of the new CFO and independent directors’ engaging and $1.39 subscription receivable was received by the Company during the three months ended June 30, 2008. The Company also had net cash proceeds of $1.16 million from receipt of receivables from and payments to related parties. Moreover, the Company had additional borrowings of $1.3 million during the six months ended June 30, 2008.

Loan Facilities
As of June 30, 2008, maturities of our bank loans are as follows:

As at June 30, 2008

2008	$5,748,130
2009	1,353,357
2010	3,638,057
$10,739,544

All amounts, other than percentages, are in U.S. dollars
No	Type	Contracting Party	Loan Periods	Duration	Interest rate Per annum	Amount
1	Bank loan	Nansun Rural Credit	Nov 28, 2008 - May 17, 2010	54 months	9.22%-10.51%	$8,731,337
2	Bank loan	Shuangyang Rural Credit	May 12, 2007 - Oct 12, 2008	17 months	9.33%	945,895
3	Bank loan	Hanting Kaiyuan Rural Credit Cooperative	July 1, 2007 - Jan 1, 2009	18 months	9.22%-13.31%	1,062,312
						$10,739,544

We have loan facilities from three institutions and the following are the material terms of such bank loans.

Loans from Nansun Rural Credit.

Weifang entered into four loan agreements with Nansun Rural Credit on November 28 2005, March 14, 2007, May 17, 2007 and December 10, 2007. Interest rates for the loan agreements range form 7.68% to 8.76% per annum. Nansun Rural Credit also provided four loans to Taihong from November 28, 2005 to December 5, 2007 at interest rates ranging from 9.22% to 10.51% per annum. Loan from Nansun Rural Credit had a total outstanding principal balance of $8,731,337 as of June 30, 2008. Weifang and Taihong are obligated under these loan agreements to pay interest monthly and repay the loans on their maturity dates from November 28, 2008 to May 17, 2010. The loans are used for financing of working capital. All loans are secured by the land use right and building of Weifang and Taihong with a net book of $12,337,750 as of June 30, 2008.

Loan from Shuangyang Rural Credit.

On May 12, 2007. Taihong entered into a loan agreement with Shuangyang Rural Credit. Pursuant to such loan agreement, Shuangyang Rural Credit loaned Taihong $945,895 at an interest rate of 8.76% per annum on all outstanding principal. Taihong is obligated under such loan agreement to pay interest monthly and repay the loan on its maturity date, October 12, 2008. We use the loan to finance the purchase of raw materials. The loan is secured by the plant and equipment of Taihong with a net book of $1,180,271 as of June 30, 2008.

Loan from Hanting Kaiyuan Rural Credit Cooperative.

On July 1, 2007, Weifang entered into a loan agreement with Hanting Kaiyuan Rural Credit Cooperative. Pursuant to the loan agreement, Hanting Kaiyuan Rural Credit Cooperative loaned Weifang $1,062,313 at interest rate of 9.248% per annum. Weifang is obligated under such loan agreement to pay interest monthly and repay the loan on its maturity date, January 1, 2009. Weifang uses the loan to finance the purchase of raw materials. The loan is secured by the plant and equipment of Weifang with a net book of $1,362,080 as of June 30, 2008.

Due to related companies

As of June 30, 2008, the Company has $492,596 due to Weifang Hexing Breeding Co., Ltd., a company which Mr. Gao Zhentao also serves as a director. The amounts due to this related company are unsecured, interest free and have no fixed repayment date. These loans are used for working capital purposes.

Obligations Under Material Contracts

Below is a table setting forth our material contractual obligations as of June 30, 2008:
	Payment due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-Term Debt Obligations	$10,739,544	$5,748,130	$4,991,414	-	-
Due to Related Companies*	$517,400	$517,400	-	-	-
Loan Payable*	$1,096,820	$1,096,820	-
Operating Lease Obligations	$2,035,266	$76,305	$293,264	$161,740	$1,503,957
Capital Lease Obligations	-	-	-	-	-
Purchase Obligations	$10,492,701	$10,492,701	-	-	-
Other Long-Term Liabilities Reflected on the Registrant’s Balance Sheet under GAAP	-	-	-	-	-
Total	$24,881,731	$17,931,356	$5,284,678	$161,740	$1,503,957

Other than the contractual loan, due to related companies, loan payable, operating lease obligations and purchase obligations set forth above, we did not have any other long-term debt obligations, capital commitments, or other long-term liabilities as of June 30, 2008.

*The amounts due to related companies and loan payable are unsecured, interest free and have no fixed repayment date. These loans are used for working capital purposes.

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

●
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

●
Trade receivable - Trade receivables are recognized and carried at the original invoice amount less allowance for any uncollectible amounts. An estimate for doubtful accounts is made when collection of the full amount is no longer probable. Bad debts are written off as incurred.

●
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

●
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

●
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

●
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

●
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

●
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

●
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

ITEM 4. CONTROLS AND PROCEDURES

Our management, with the participation of our chief executive officer and chief financial officer, Messrs. Gao Zhentao and Hu Gang, respectively evaluated the effectiveness of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports, such as this 10-Q, that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving our objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, Messrs. Gao and Hu concluded that as of June 30, 2008, our disclosure controls and procedures were effective at that reasonable assurance level.

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

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors previously discussed in our Registration Statement on Amendment No. 1 to Form S-1 filed on or about July 11, 2008.

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

(2)   On March 12, 2008 in connection with transactions related to the acquisition of Bright Stand International Limited, we issued 126,857,134 shares, equivalent to 8,626,318 post-split shares, of our common stock to Kunio Yamamoto, an accredited investor. The issuance and sales of these securities were deemed to be exempt from registration pursuant to Section 4(2) of the Securities Act.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. INDEX TO EXHIBITS

10.1	Form of Stock Option Agreement. *

31.1	Certification of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certification of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1	Certification of Principal Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

32.2	Certification of Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

  * filed herewith

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATED: August 14, 2008

YUHE INTERNATIONAL, INC.

By:	/s/ Gao Zhentao
Gao Zhentao
Chief Executive Officer
(On behalf of the Registrant and as Principal Executive Officer)

By:	/s/ Hu Gang
Hu Gang
Chief Financial Officer
(On behalf of the Registrant and as Principal Financial Officer)

EXHIBIT INDEX

Exhibit
Number	Description

10.1	Form of Stock Option Agreement. *

31.1	Certification of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Principal Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

* filed herewith