Form 10-Q/A
period 2008-03-31
YUHE INTERNATIONAL, INC.
filed 2008-08-28
CIK 1047857

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

AMENDMENT NO. 2
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

EXPLANATORY NOTE

The Company is filing this amendment No. 2 to its 10-Q quarterly report for the period ended March 31, 2008 to (i) include its unaudited pro forma condensed consolidated financial statements for the period ended March 31, 2008 and (ii) conform the discussion in certain notes to its condensed consolidated financial statements and management’s discussion and analysis of financial condition and results of operation to the same notes in the Company’s financial statements included in the Company’s recently filed registration statement on Form S-1. These modifications were made in response to comments received from the SEC.

PART I
FINANCIAL INFORMATION

ITEM 1. CONDENSED FINANCIAL STATEMENTS.

WEIFANG YUHE POULTRY CO., LTD
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD FROM JANUARY 1, 2008 TO JANUARY 31, 2008
(Stated in US dollars)

Index to condensed consolidated financial statements

Page

Condensed Consolidated Balance Sheet – unaudited	F-2- to F-3

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) – unaudited	F-4

Condensed Consolidated Statements of Changes in Stockholders’ Equity – unaudited	F-5

Condensed Consolidated Statements of Cash Flows – unaudited	F-6 to F-7

Notes to Condensed Consolidated Financial Statements – unaudited	F-8 to F-22

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

See accompanying notes to condensed consolidated financial statements

WEIFANG YUHE POULTRY CO., LTD

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE INCOME (LOSS) – unaudited
FOR THE PERIOD FROM JANUARY 1, 2008 TO JANUARY 31, 2008
(Stated in US Dollars)

Net revenues	$1,491,329
Cost of revenues	(1,337,438)

Gross profit	$153,891
Operating expenses:
Selling expenses	(28,997)
General and administrative expenses	(122,695)
Bad debts recovery	219,893
Total operating income	68,201
Income from operations	$222,092
Other income	5,604
Interest income	5
Interest expenses	(86,167)

Income before income taxes	$(80,558)

Income taxes	-

Net income before minority interests	$141,534

Minority interests (earnings)	(73,398)

Net income	$68,136

Other comprehensive income	-
Foreign currency translation adjustment	201,390

Comprehensive income	$269,526

See accompanying notes to condensed consolidated financial statements

WEIFANG YUHE POULTRY CO., LTD

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY – unaudited
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

WEIFANG YUHE POULTRY CO., LTD

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS – unaudited (Continued)
FOR THE PERIOD FROM JANUARY 1, 2008 TO JANUARY 31, 2008
(Stated in US Dollars)

Cash flows from financing activities
Repayments of loan payables	$(1,555,807)
Proceeds from capital contributions	2,536,290
Repayment to related parties	(900,140)

Net cash provided by financing activities	$80,343

Effect of foreign currency translation on cash and cash equivalents	853

Increase in cash and cash equivalents	1,003,651

Cash and cash equivalents-beginning of period	47,455

Cash and cash equivalents-end of period	$1,051,106
Supplementary cash flow information:
Interest paid in cash	$180

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

13.	Long-term liabilities

Loans from Nansun Rural Credit,	$8,350,383
interest rate at 9.22% to 10.51%
per annum, due from Nov 28, 08 to
May 17, 10

Loans from Shuangyang Rural Credit	904,625
interest rate at 9.33% per annum,
due on Oct 12, 08

Loans from Hanting Kaiyuan Rural	1,015,963
Credit Cooperative, interest rate at
9.22% to 13.31% per annum,
due from Nov 28, 08 to Jan 10, 09

Loans from Hanting Rural	278,345
Credit Cooperative, interest rate at
8.19% per annum, due from Nov 8, 09

10,549,316
Less: current portion of long-term liabilities	(4,383,951)
6,165,365

Future maturities of long-term loans as at January 31, 2008 are as follows:

Remainder of 2008	$4,383,951
2009	2,686,040
2010	3,479,326
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

The provision for income taxes consists of the following:

Current tax
PRC	$-
Deferral tax provision	-
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

The Company’s operations are classified into two principal reportable segments that provide different products or services.  PRC Yuhe is engaged in the business of chick while Taihong is engaged in the business of feed production, in which most of the product were used internally.  Separate management of each segment is required because each business unit is subject to different production and technology strategies.

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

Operating Leases - In the normal course of business, the Company leases the land for hen house under operating lease agreements. The Company rents land, primarily for the feeding of the chickens. The operating lease agreements generally contain renewal options that may be exercised at the Company’s discretion after the completion of the base rental terms. The Company was obligated under operating leases requiring minimum rentals as follows:

Up to January 31,

2008	$134,319
2009	146,530
2010	135,049
2011	77,648
2012	77,648
Thereafter	1,444,031
Total minimum lease payments	$2,015,225

During the period for January 1, 2008 to January 31, 2008, rent expenses amounted to $22,432 was recorded as cost of sales.

19.	Subsequent Events

In January 31, 2008, Bright Stand International Limited, Bright Stand, a company incorporated in the British Virgin Islands, acquired 100% equity ownership of the Company and 43.75% equity ownership of Taihong for cash consideration equal to the appraised fair market value of the Company in the amount of $11,306,522, or RMB 81,450,000, and $312,530, or RMB 2,244,000. As a result, the Company and Taihong became wholly-owned subsidiaries of Bright Stand.

YUHE INTERNATIONAL INC.
(Formerly known as First Growth Investors Inc.)

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007

YUHE INTERNATIONAL INC.
(Formerly known as First Growth Investors Inc.)

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007

Index to condensed consolidated financial statements

Page
Condensed Consolidated Balance Sheets - unaudited	F-25
Condensed Consolidated Statements of Operations and Comprehensive Income - unaudited	F-26
Condensed Consolidated Statements of Changes in Stockholders’ Equity - unaudited	F-27
Condensed Consolidated Statements of Cash Flows - unaudited	F-28
Notes to Unaudited Condensed Consolidated Financial Statements	F-29 to F-61

YUHE INTERNATIONAL INC.
(Formerly known as First Growth Investors Inc.)

CONDENSED CONSOLIDATED BALANCE SHEETS
(Stated in US Dollars)

	March 31, 2008	December 31, 2007
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	2,988,595	$1,050,168
Restricted cash	1,750,000	-
Accounts receivables	1,510	-
Prepaid expenses	38,577	-
Inventories	7,149,839	-
Note receivables, net	11,338,839	-
Advances to suppliers	862,088	-

Total current assets	24,129,448	1,050,168

Deposits paid	1,144,790	-
Other receivables, net	266,406	-
Unlisted investments	286,235	-
Plant and equipment, net	15,531,164	-
Intangible assets, net	2,888,025	-
Due from related companies	4,314,623	1,000,000
Due from directors	15,000	-
Deferred expenses	588,903	-

Total assets	49,164,594	$2,050,168

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	4,685,185	$-
Current portion of long term loans	4,485,774	-
Loan payable	2,408,464	-
Payroll and payroll related liabilities	664,840	-
Accrued expenses	1,066,098	70
Advances from customers	156,340	-
Other tax payables	138,152	-
Due to related companies	953,507	2,210

Total current liabilities	14,558,360	2,280

Non-current liabilities
Long-term loans	6,308,564	-
Total liabilities	20,866,924	2,280

Stockholders' Equity
Preferred stock, $.001 par value, 1,000,000 shares authorized, no shares issued and outstanding	-
Common stock at $.001 par value; authorized 500,000,000 shares authorized, 15,543,330 and 8,626,318equivalent shares issued and outstanding	15,543	8,626
Additional paid-in capital	29,542,836	2,041,474
Stock Subscription Receivable	(1,403,937)	-
Accumulated deficits	(274,693)	(2,212)
Accumulated other comprehensive income	417,921	-

Total stockholders’ equity	28,297,670	2,047,888

Total liabilities and stockholders’ equity	49,164,594	$2,050,168

See accompanying notes to condensed consolidated financial statements

YUHE INTERNATIONAL INC.
(Formerly known as First Growth Investors Inc.)

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND
COMPREHENSIVE INCOME - Unaudited
(Stated in US Dollars)

	For The Three Months Ended
	March 31
	2008	2007

Net revenues	$1,103,551	$-

Cost of revenue	(874,707)	-
Gross profit	228,844	-

Operating Expenses
Selling expenses	(48,540)	-
General and administrative expenses	(260,969)	-
Bad debts recovery	13,145	-

Total operating expenses	(296,364)	-

Loss from operations	(67,520)	-

Non-operating income
Interest income	158	-
Other income	5,900	-
Interest expenses	(180,474)	-
Other expenses	(30,545)	-

Total other expenses	(204,961)	-

Net loss before income taxes	(272,481)	-
Income taxes	-	-

Net loss	$(272,481)	$-

Other comprehensive income
Foreign currency translation	417,921	-
Comprehensive income	$145,440	$-

Loss per share	$(0.01)	$-

Weighted average shares outstanding	10,146,353	8,626,318

See accompanying notes to condensed consolidated financial statements

YUHE INTERNATIONAL INC.
(Formerly known as First Growth Investors Inc.)

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY – unaudited

(Stated in US Dollars)

	Common stock		Additional	Stock		Accumulated other	Total
	Shares outstanding	Amount	paid-in capital	subscription receivable	Accumulated deficits	comprehensive income	stockholders’ Equity
Balance at December 31, 2007	8,626,318	$8,626	$2,041,474	$	$(2,212)	$	$2,047,888
Additional capital contribution			12,149,750				12,149,750
Recapitalization	1,087,994	1,088	(2,082)				(994)
Share issued in private placement at $3.088 per share	5,829,018	5,829	17,994,171				18,000,000
Cost of raising capital			(2,640,477)				(2,640,477)
Stock subscription receivable				(1,403,937)			(1,403,937)
Warrants issued in connection with private placement			2,398,975				2,398,975
Cost of raising capital - issuance of warrants			(2,398,975)				(2,398,975)
Net loss for the period					(272,481)		(272,481)
Foreign currency translation adjustment						417,921	417,921

Balance at March 31, 2008	15,543,330	$15,543	$29,542,836	$(1,403,937)	$(274,693)	$417,921	$28,297,670

See accompanying notes to condensed consolidated financial statements

YUHE INTERNATIONAL INC.
(Formerly known as First Growth Investors Inc.)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS – Unaudited
(Stated in US Dollars)

	For The Three Months Ended
	March 31
	2008	2007
Cash flows from operating activities
Net loss	$(272,481)	$-
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	244,464	-
Amortization	10,414	-
Bad debts recovery of other receivables	(13,145)	-
Changes in operating assets and liabilities:
Advances to suppliers	(538,226)	-
Prepaid expenses	(10,333)	-
Deposits paid	(2,801)	-
Inventories	(2,366,280)	-
Accounts payable	(222,125)	-
Payroll and payroll related liabilities	104,323	-
Accrued expenses	569,571	-
Advances from customers	(56,979)	-
Other tax payables	9,383	-

Net cash used in operating activities	(2,544,215)	-

Cash flows from investing activities
Deposits paid and acquisition of property, plant and equipment	(248,616)	-
Acquisition of subsidiaries	(10,567,946)	-
Advances to notes receivables	(11,036,697)	-
Advances to related parties receivables	(208,458)	-

Net cash used in investing activities	(22,061,717)	-

Cash flows from financing activities
Proceeds from loan payable	778,870	-
Proceeds from related party	1,285,168	-
Capital contribution by shareholder	12,149,750	-
Proceeds from common stock sale - net of offering costs	12,205,586	-

Net cash flows provided by financing activities:	26,419,374	-

Effect of foreign currency translation on cash and cash equivalents	124,985	-

Net increase in cash	1,938,427	-

Cash- beginning of period	1,050,168	-

Cash- end of period	$2,988,595	$-

Supplemental disclosure of non cash investing and financing activities:
Interest paid	$181,474	$-
Income taxes paid	$-	$-

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

2.	Organization and Basis of Preparation of Financial Statements - continued

Bright Stand International Limited (“Bright Stand”)

On August 3, 2007, Bright Stand International Limited (“Bright Stand”) was incorporated with limited liability in the British Virgin Islands. On January 31, 2008, Bright Stand International Limited completed the acquisition (note 4) of 100% common stock of Weifang Yuhe Poultry Co., Limited (“PRC Yuhe”) and 43.75% of Weifang Taihong Feed Co., Ltd. (“Taihong”). As a result, Bright Stand owned 100% of PRC Yuhe and owned 43.75% direct interest of Taihong and 56.25% indirect interest of Taihong through PRC Yuhe and Taihong became the wholly-owned subsidiaries of Bright Stand.

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

The Company adopted SFAS No. 141, Business Combinations, which requires the use of the purchase method of accounting for any business combinations initiated after June 30, 2002 The results of PRC Yuhe and Taihong and the estimated fair market values of the assets and liabilities have been included in our consolidated financial statements from the date of acquisition. The purchase price for PRC Yuhe and Taihong was allocated to the assets acquired and liabilities assumed of PRC Yuhe and Taihong. All assets and liabilities assumed, based on their fair values.

Accounts receivables	$1,475
Other receivables	3,001,699
Deposits paid	1,084,265
Deferred expenses	602,918
Advance to suppliers	305,013
Inventories	4,624,425
Due from related companies	4,008,506
Unlisted investment	279,738
Plant and equipment	15,323,245
Intangible assets	2,832,869
Accounts payable	(4,800,664)
Accrued expenses	(473,020)
Payroll and related liabilities	(545,565)
Other tax payable	(125,645)
Advances from customers	(209,694)
Other payables	(1,770,862)
Due to related co.	(320,913)
Notes payables	(10,549,316)
Other assumed liabilities Other payable	(2,520,531)
Net assets acquired-net of cash acquired	$10,747,943
Less : Purchase Consideration (net of cash)	(10,567,946)
Negative good being transfer to construction in progress	$179,997

4.	Acquisition of subsidiaries - continued

The following table presents the unaudited results of operations of the Company as if the Yuhe acquisitions had been consummated as of January 1, 2008 and 2007 and the results are shown for the three months ended March 31, 2008 and 2007 includes certain pro forma adjustments, including depreciation and amortization on the assets acquired, and other adjustments.

	For the three months ended
Pro forma Information:	2008	2007

Revenues	$2,594,880	$2,977,881
Net (loss)	$(130,947)	$(656,202)
Net (loss) per share - basic and diluted	$(0.01)	$(0.08)
Shares used for computing earnings per share	10,146,353	8,626,318

5.	Inventories

Inventories consist of the following:

	March 31	December 31
	2008	2007

Raw materials	$599,787	$-
Work in progress	6,447,593	-
Finished goods	102,459	-

	$7,149,839	$-

6.	Other receivables, net

Other receivables, net consist of the following:

	March 31	December 31
	2008	2007

Other receivables	$304,033	$-
Less: Allowances	(37,627)	-

	$266,406	$-

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

The notes receivable from Weifang Shanhe Zhuzho Diecasting Material Co. Ltd., “Weifang”, is only a temporary arrangement to deal with the devaluation of the US dollars received from private placement. Due to strict control over foreign exchange by the Chinese government, the Company had difficulty in exchanging the significant amount of US dollars raised in the private placement into Renminbi. Weifang has the right to exchange foreign currency with no limit; therefore, the Company transferred the US dollars to Weifang in order to exchange the funds into Renminbi in a timely manner to minimize the effect of US dollars devaluation. The Company did not provide any repayment terms or allowances for the note receivable from Weifang because the Company believes that this is only a temporary arrangement and Weifang will repay the balance to the Company in a short period. The Company does not have any further intention to enter into this kind of arrangement in future.

The note receivables - others mainly represents notes receivable incurred prior to 2006 and allowance of $474,036 was provided as of March 31, 2008.

Management provides for an allowance when collection of the full amount is no longer probable by establishing an allowance equivalent to 30% of gross amount of notes receivables due over 6 months and 60% of gross amount of notes receivables due over 1 year. Full provision will be made for notes receivables due over 2 years.

8.	Unlisted investments

Unlisted investments at March 31, 2008 represent the 3% investments in Hanting Rural Credit Coorperative (“Hanting”) recorded at cost. It is stated at cost because the Company does not have significant influence or control over Hanting. Under the cost method, the Company records the investment at cost, and recognizes as income dividends received that are distributed from net accumulated earnings of the investee since the date of acquisition by the Company. The net accumulated earnings of the investee subsequent to the date of investment are recognized by the Company only to the extent distributed by the investee as dividends. Dividends received in excess of earnings subsequent to the date of investment are considered a return of investment and are recorded as reductions of cost of the investment. A series of operating losses of an investee or other factors may indicate that a decrease in value of the investment has occurred which is other than temporary and should accordingly be recognized.

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

13. Loans payable

Loans payable are loans from unrelated companies for temporary operation purposes. They are unsecured, interest free and have no fixed repayment date.

14. Due to related companies

	March 31	December 31
	2008	2007

Weifang Hexing Breeding Co.,Ltd - Mr. Gao Zhentao, the director of the company is also the director	$756,655	$-

Guangli International Limited - Mr. Gao Zhentao, the director of the company is also the director	19,863	-

Others	176,989	-

	$953,507	$-

The amounts due to related companies are unsecured, interest free and have no fixed repayment date. These loans are used for working capital purposes.

15.	Long-term liabilities

The long-term loans are denominated in Chinese renminbi and are presented in US dollars as follows:

	March 31	December 31
	2008	2007
Loans from Nansun Rural Credit, interest rate at 9.22% to 10.51% per Annum, due from November 28, 08 to May 17, 10	$8,544,331	-

Loans from Shuangyang Rural Credit interest rate at 9.33% per annum, due on October 12, 08	925,636	-

Loans from Hanting Kaiyuan Rural Credit Cooperative, interest rate at 9.22% to 13.31% per annum, due from November 28, 08 to January 10, 09	1,039,560	-

Loans from Hanting Rural Credit Cooperative, interest rate at 8.19% per annum, due from November 8, 09	284,811	-

	$10,794,338	-
Less: current portion of long-term
Liabilities	(4,485,774)	-

	$6,308,564	-

Future maturities of long-term loans as at March 31, 2008 are as follows:

March 31
2008
2008	$4,485,774
2009	2,748,426
2010	3,560,138

$10,794,338

16.	Income tax

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

Effective on April 4, 2008, the Company effected a 1-for-14.70596492 reverse stock split of our common stock.

After the reverse acquisition, the total common stock issued and outstanding of the Company is 15,543,330 post-split shares.

(a)	Warrants

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

The total number of warrants outstanding as at March 31, 2008 was 476,014 shares

(b)	Additional paid-in capital

Prior to the Reverse Merger, the shareholder of Bright Stand contributed additional capital of $12,149,750 to Bright Stand for the acquisition of PRC Yuhe. Subsequent to the contribution of capital, Bright Stand entered into a reverse acquisition with Yuhe International and raised $18 million gross proceeds in the private placement as described in Note 18(a).

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

The Company is required to fulfill the above covenants within 60 days to 180 days, therefore, the deposit of $1,750,000 to escrow accounts recorded as restricted cash under current assets.

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

Total number of shares of common stock subject to registration rights of Halter Financial and other shareholders equals 1,070,997 post-split shares, which are shares received by former shareholders of First Growth Investors Inc. pursuant to the Share Exchange Agreement dated on March 12, 2008. Also, all other shareholders of the shell have registration rights except for 250,000 shares, equivalent to 16,997 post-split shares, which are publicly traded.

22.	Stock-Based Compensation

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

23.	Significant concentrations and risk

(a) Customer Concentrations

The Company has the following concentrations of business with each customers constituting greater than 10% of the Company’s gross sales:

	March 31	March 31
	2008	2007
Wang Jianbo	18.98%	$-
Tin Lizhiu	11.85%	-
Wei Yunchao	17.38%	-

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

24. Business and geographical segments-

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

Reportable Segments

	Production of chicks		Production of feeds	Corporate	Production of chicks	Production of feeds	Corporate	Total
	For the three months ended March 31, 2008				For the three months ended March 31, 2007			For the three months ended March 31, 2008	For the three months ended March 31, 2007
External revenue	1,028,997		74,554	-	-	-	-	1,103,551	-
Intersegment revenue			1,296,335	-	-	-	-	1,296,335	-
Interest income	157		1	-	-	-	-	158	-
Interest expense	(77,640)		(102,834)	-	-	-	-	(180,474)	-
Depreciation and amortization	(234,408)	(20,470)		-	-	-	-	(254,878)	-
Net profit/(loss) after tax	(241,973)		(28,801)	(1,707)	-	-	-	(272,481)	-

Assets
Expenditures for long-lived assets	248,081		535	-	-	-	-	248,616	-

Note: Intersegment revenue of $1,296,335 was eliminated in consolidation.

The Group’s operations are located in the PRC. All revenue is from customers in the PRC. All of the company’s assets are located in the PRC. Accordingly, no analysis of the Group's sales and assets by geographical market is presented.

25.	Commitments and contingencies

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

During the three months ended March 31, 2008, rental expenses amounted to $21,705 was recorded as cost of sales.

YUHE INTERNATIONAL, INC.

UNAUDITED PRO FORMA CONSOLIDATED FINANCIAL STATEMENTS

YUHE INTERNATIONAL, INC.

UNAUDITED PRO FORMA CONSOLIDATED FINANCIAL STATEMENTS

Basis of Presentation

On March 12, 2008, Yuhe International Inc. entered into a Share Exchange Agreement with Bright Stand International Limited and its stockholders, pursuant to which Yuhe International Inc. acquired all of the issued and outstanding capital stock of Bright Stand International Limited in exchange for a total of 8,626,318 post-split shares of our common stock, constituting approximately 56% shares of Yuhe International Inc. issued and outstanding common stock at the time of the merger agreement, $0.001 par value per share.

Yuhe International Inc. expects to complete the acquisition of Bright Stand International Limited, pursuant to the Merger Agreement, in March 2008. The acquisition will be accounted for as a reverse merger effected by a share exchange, wherein Bright Stand International Limited is considered the acquirer for accounting and financial reporting purposes.

The unaudited pro forma consolidated statements of operations reflects the results of operations of the company as if had the merger had occurred on January 1, 2007. The pro forma consolidated statements of operations were prepared as if the transactions were consummated on January 1, 2007. These pro forma consolidated statements of operations have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which actually would have resulted had the transaction occurred on the date indicated and are not necessarily indicative of the results that may be expected in the future.

Due to the fact that there was no any trading and shareholding relationship between Yuhe International Inc. with Bright Stand International Limited before the share exchange, in the opinion of management, no pro forma adjustment directly attributable to the share exchange contemplated by the Agreement is to be made to the unaudited pro forma consolidated statements of operations of Yuhe International Inc.

YUHE INTERNATIONAL, INC.
UNAUDITED PRO FORMA CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE MONTHS ENDED MARCH 31, 2008

	Yuhe PRC For the period from January 1, 2008 to January 31, 2008	Yuhe International, Inc. For the period from February 1, 2008 to March 31, 2008	Pro forma Adjustment	Pro forma Total

Net revenue	$1,491,329	$1,103,551	$	$2,594,880

Cost of revenue	(1,337,438)	(874,707)		(2,212,145)

Gross profit	153,891	228,844		382,735

Operating expenses
Selling	(28,997)	(48,540)		(77,537)
General and administrative	(122,695)	(260,969)		(383,664)
Bad debt recovery	219,893	13,145		233,038

Total operating income/ (expenses)	68,201	(296,364)		(228,163)

Income (loss) from operations	222,092	(67,520)		154,572

Non-operating income (expense)
Interest income	5	158		163
Other income	5,604	5,900		11,504
Interest expenses	(86,167)	(180,474)		(266,641)
Other expenses	-	(30,545)		(30,545)

Total other expenses	(80,558)	(204,961)		(285,519)

Net income (loss) before income tax	141,534	(272,481)		(130,947)
Income tax	-	-		-

Net income (loss)	$141,534	$(272,481)	$	$(130,947)

Loss per share				$(0.01)

Weighted average shares outstanding				10,146,353

YUHE INTERNATIONAL, INC.
UNAUDITED PRO FORMA CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2007

Yuhe PRC For the three months ended March 31, 2007
Net sales	$2,977,881
Cost of sales	(3,058,877)

Gross loss	(80,996)

Operating expenses
Selling	(62,003)
General and administrative	(204,264)

Loss from operations	(347,263)

Non-operating expense
Interest income	14
Other income	15,271
Interest expenses	(271,402)
Other expenses	(52,822)

Total other expenses	(308,939)

Net loss before income tax	(656,202)
Income Tax	-
Net loss	$(656,202)

Loss per share	$(0.08)

Weighted average shares outstanding	8,626,318

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

Our Company History

Our company has an offshore holding structure commonly used by foreign investors with operations in China. We are a Nevada corporation which directly owns 100% of the securities of Bright Stand International Limited, or “Bright Stand”, an international business company incorporated in the British Virgin Islands. Bright Stand directly owns 100% of the securities of Weifang Yuhe Poultry Co. Ltd., or “PRC Yuhe”, a wholly foreign-owned enterprise established under the laws of the PRC, and directly owns 43.75% and indirectly owns, through PRC Yuhe, the remaining 56.25% of the securities of Weifang Taihong Feed Co. Ltd., or “Taihong,” a foreign invested enterprise established under the laws of the PRC.

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

Results of Operations

We have provided below a discussion of our results of operations, as a result of our control, our ownership in the subsidiaries, PRC Yuhe and Taihong, and other factors. We have consolidated the results of PRC Yuhe and Taihong into our Consolidated Financial Statements from February 1, 2008 to March 31, 2008. For comparison purposes, we have provided a Consolidated Statement of Operations for both three months ended March 31, 2008 and 2007 to provide comparable presentation to our reported results for the three months ended March 31, 2008 and 2007. We believe that providing this financial statement as if we had consolidated PRC Yuhe and Taihong provides investors with a measurement of operating results which are comparable with subsequent periods. We believe that this performance measurement may assist investors in assessing performance between periods. We use these items in internal performance measures to analyze performance between periods, develop internal projections and measure management performance.

	All amounts, other than percentage, in U.S. dollars	As a percentage of net revenues	All amounts, other than percentage, in U.S. dollars		Increase/ (Decrease) Dollar ($)	Increase/ (Decrease) Percentage
	For the three months ended March 31	For the three months ended March 31	For the three months ended March 31	For the three months ended March 31	For the three months ended March 31	For the three months ended March 31
	2008	2008	2008	2007	2008	2007
	(As reported)		(Pro forma)	(Pro forma)
Sales revenue	1,103,551	100.00%	2,594,880	2,977,881	(383,001)	(12.86)%
Costs of goods sold	874,707	79.26%	2,212,145	3,058,877	(846,732)	(27.68)%
Gross profit (loss)	228,844	20.74%	382,735	(80,996)	463,731	572.54%
Selling expenses	48,540	4.40%	77,537	62,003	15,534	25.05%
General and administrative expenses	260,969	23.65%	383,664	204,264	179,400	87.83%
Bad debts recovery	13,145	1.19%	233,038	-	233,038
Operating (loss) income	(67,520)	(6.12)%	154,572	(347,263)	501,835	(144.51)
Interest income	158	0.01%	163	14	149	1064.29%
Other income	5,900	0.53%	11,504	15,271	3,767	24.67%
Interest expenses	180,474	16.35%	266,641	271,402	(4,761)	(1.75)%
Other expenses	30,545	2.77%	30,545	52,822	(22,277)	(42.17)%
Income taxes	-	0.00%	-	-	-	0%
Net income (loss)	(272,481)	(24.69)%	(130,947)	(656,202)	(525,255)	80.04%

Net revenue (As reported). Sales revenue of $1.1 million represents sales of 1.6 million day-old broilers from the period February 1, 2008 to March 31, 2008.

Day-old broiler are young chickens specially born for one day and sold to commercial broilers who are specially bred for meat production.

Net revenue (Pro forma). Sales revenue decreased by $0.38 million, or 12.86%, to $2.60 million for the three months ended March 31, 2008 from $2.98 million for the three months ended March 31, 2007. The decrease was driven by the decrease in sales volume of our day-old broilers by 4.00 million birds, or 58.95%, from 8.77 million birds for the three months ended March 31, 2007 to 4.77 million birds for the year ended March 31, 2008. The decrease in sales volume was a result of low productivity level of the breeder stock, which had not grown up to reach maturity level in the first quarter of 2008, therefore, the breeder stock could not produce as much eggs as the breeder stock in the first quarter in 2007. However, the selling price of day-old broilers saw a steady rise from $0.3165 per bird for the three months ended March 31, 2007 to approximately $0.63 per bird for the three months ended March 31, 2008. The price growth was primarily the result of an increase in the general demand for high-grade day-old broilers in North China, which in turn was largely driven by the substantial economic growth that China continued to experience for the three month ended March 31, 2008, and the consequent shortage of broilers in the market. The outbreak of avian flu in 2006 hit the poultry industry badly and the market started to rebound at the beginning of 2007, resulting in a huge demand for our day old broilers. The third generation stock was imported and its import volume was closely controlled by the PRC government. We have not seen an increase in the trend of the import volume. Therefore, while there was a slight decrease of 12.8% in revenue, there was a significant decrease in the sales volume of 58.98%.

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

Since almost all the products of Taihong were supplied to its parent, Yuhe, revenue contributed from Taihong’s external sales comprised only approximately 7% of our total revenues for the three months ended March 31, 2008, and are expected to constitute less than 10% of our annual revenues in the future.

Cost of revenues (As reported). Our cost of revenues amounted to approximately $875,000, or representing approximately 79% of our sales revenue for the three months ended March 31, 2008.

Cost of revenues (Pro forma). Our cost of revenues decreased by $0.85 million, or 27.68%, to $2.21 million for the three months ended March 31, 2008 from $3.06 million for the three months ended March 31, 2007. The main reason for a decrease in the cost of revenues was a decrease in sales volume as we sold 3.6 million birds for the three months ended March 31, 2008 compared with 8.77 million birds for the same period of 2007. As a percentage of net revenues, the cost of revenues decreased by 17.26%, from 102.51% for the three months ended March 31, 2007, to 85.25% for the three months ended March 31, 2008. The decrease in cost of revenues as a percentage of net revenues was mainly due to an increase in the average selling price which we discussed above for the three months ended March 31, 2008.

Gross profits (As reported). Our gross profit amounted to approximately $0.23 million for the three months ended March 31, 2008. Gross profit as a percentage of net revenues was approximately 21% for the three months ended March 31, 2008.

Gross profit (Pro forma). Our gross profit increased by $0.46 million to $0.38 million for the three months ended March 31, 2008 from gross loss of $0.081 million for the three months ended March 31, 2007. Gross profit as a percentage of net revenues was 14.75% for the three months ended March 31, 2008, as compared to (2.7%) for the three months ended March 31, 2007. The increase was mainly attributable to the rise in average selling price of our day-old broilers which we discussed above for the three months ended March 31, 2008.

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

General and administrative expenses (As reported). Our General and administrative expenses amounted to approximately $261,000 for the three months ended March 31, 2008. It comprised mainly of human resources and related expenses of approximately $70,600-representing 27.05% of total general and administrative expenses, pension costs of $12,400--4.75% of total general and administrative expenses, motor delivery expenses of $17,000--6.51% of total general and administrative expenses, travel expenses of $11,300--4.33% of total general and administrative expenses, entertainment of $19,000--7.28% of total general and administrative expenses, bank charges of $20,500--7.85% of total general and administrative expenses, office expenses of $15,000--5.9% of total general and administrative expenses, and other tax expenses of $9,400--3.60% of total general and administrative expenses.

General and administrative expenses (Pro forma).  Our General and administrative expenses increased $0.18 million, or 87.83%, to $0.38 million for the three months ended March 31, 2008 from $0.20 million for the three months ended March 31, 2007. The increase in general and administrative expenses was mainly due to increase in salary, hospitality expense, travel expense, meeting expense, property tax, and amortization of land use rights. Salary expense increased $22,300, or 36.74% due to increase in headcount and a 10% pay increase. Hospitality, travel and meeting expenses increased by $31,900 in total, or 55.55%. As a result of the reverse merger transaction, there was significant increase in number of travels and meetings between China and the United States. Property tax increased $12,800, or 101%, and amortization of land use rights increased by $14,200, or over 100%, as a result of purchase of land during the first quarter of 2008. As a percentage of net revenues, administrative expenses increased to 14.8% for the three months ended March 31, 2008 as compared to 6.9% for the three months ended March 31, 2007.

Bad Debts Recovery
During the three months ended March 31, 2008, bad debts recovery was $13,145 (as reported) and $233,038 (pro forma). Bad debts recovery represents recovery of other receivables previously written off.

Selling Expenses (As reported). Our selling expenses amounted to approximately $49,000 for the three months ended March 31, 2008. It comprised mainly of human resources and related expenses of approximately $14,200--representing 29.2% of total selling expenses, travel expense of $11,000--22.67% of total selling expenses, quarantine fee of $8,200--16.8% of total selling expenses, and packing expenses of $8,000--16.39% of total selling expenses.

Selling Expenses (Pro forma). Our selling expenses increased by $0.02 million, or 25.05%, to $0.08 million for the three months ended March 31, 2008 from $0.06 million for the same period in 2007. Selling expenses consisted of packaging expenses, payroll and traveling expenses. The increase in selling expenses was primarily due to an additional of inspection fee amounting to $0.01 for the day-old broiler incurred for the three months ended March 31, 2008 which is an exemption from government in 2007 after the utbreak of avian influenza in China, Also, there is an increase in $0.01 of traveling expenses for the staff in our marketing department for the three months ended March 31, 2008.

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

Pro forma- Interest income (Pro forma). Interest income increased by approximately $149 to $163 for the three months ended March 31, 2008 from $14 for the three months ended March 31, 2007. The increase was commensurable with an increase in cash and cash equivalent of approximately $2.99 million as of March 31, 2008 to approximately $72,024 as of March 31, 2007. Interest income consisted mainly of interest on cash deposited with banks.

Provision for Income Taxes. Yuhe was entitled to an exemption from Chinese enterprises income tax (EIT), due to the fact that Yuhe has been recognized as “the national leading agricultural enterprise”. In accordance with the relevant regulations regarding the tax exemption, Yuhe is tax-exempt as long as it is recognized as “the national leading agricultural enterprise”. As a result, Yuhe incurred no income tax expense for the three months ended March 31, 2008 and 2007.

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

Net Loss (Pro forma). Net loss decreased by $0.53 million to $0.13 million for the three months ended March 31, 2008 from net loss of $0.66 million for the three months ended March 31, 2007, as a result of the factors described above.

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

One of the notes receivable from Weifang Shanhe Zhuzho Diecasting Material Co. Ltd (“Weifang”) of $ 10,042,815 is only a temporary arrangement to deal with the devaluation of the US dollars received from private placement. Due to strict control over foreign exchange by the Chinese government, the Company had difficulty in exchanging the significant amount of US dollars raised in the private placement into Renminbi. Weifang has the right to exchange foreign currency with no limit; therefore, the Company transferred the US dollars to Weifang in order to exchange the funds into Renminbi in a timely manner to minimize the effect of US dollars devaluation. The Company did not provide any terms and allowances for the note receivable from Weifang because the Company believes that this is only a temporary arrangement and Weifang will repay the balance to the Company in a short period. The Company does not have any further intention to enter into this kind of arrangement in future.

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
					$10,794,338

We have loan facilities from four institutions and the following are the material terms of such bank loans

Loans from Nansun Rural Credit.

PRC Yuhe entered into three loan agreements with Nansun Rural Credit on November 28 2005, May 17, 2007 and March 23, 2007. Interest rates for the loan agreements range form 9.22% to 10.51% per annum. Nansun Rural Credit also provided four loans to Taihong from November 28, 2005 to December 5, 2007 at interest rates ranging from 9.22% to 10.51% per annum. Loan from Nansun Rural Credit had a total outstanding principal balance of $8,544,331 as of March 31, 2008. PRC Yuhe and Taihong are obligated under these loan agreements to pay interest monthly and repay the laoans on their maturity dates from November 28, 2008 to May 17, 2010. The loans are used for financing of working capital. All loans are secured by the land use right and building of PRC Yuhe and Taihong with a net book of $12,204,202 as of March 31, 2008. There are no material covenants, conditions or restrictions in PRC Yuhe’s loan agreements with Nansun Rural Credit.

Loan from Shuangyang Rural Credit.

On May 12, 2007. Taihong entered into a loan agreement with Shuangyang Rural Credit. Pursuant to such loan agreement, Shuangyang Rural Credit loaned Taihong $925,636 at an interest rate of 9.33% per annum on all outstanding principal. Taihong is obligated under such loan agreement to pay interest monthly and repay the loan on its maturity date, October 12, 2008. We use the loan to finance the purchase of raw materials. The loan is secured by the plant and equipment of Taihong with a net book of $1,214,733 as of March 31, 2008. There are no material covenants, conditions or restrictions in Taihong’s loans agreements with Shuangyang Rural Credit.

Loan from Hanting Kaiyuan Rural Credit Cooperative.

On July 1, 2007, PRC Yuhe entered into a loan agreement with Hanting Kaiyuan Rural Credit Cooperative. Pursuant to the loan agreement, Hanting Kaiyuan Rural Credit Cooperative loaned PRC Yuhe $1,039,560 at interest rate of 11.088% per annum. PRC Yuhe is obligated under such loan agreement to pay interest monthly and repay the loan on its maturity date, January 1, 2009. PRC Yuhe uses the loan to finance the purchase of raw materials. The loan is secured by the plant and equipment of PRC Yuhe with a net book of $1,399,552 as of March 31, 2008. There are no material covenants, conditions or restrictions in PRC Yuhe’s loan agreementw with Hanting Kaiyuan Rural Credit Cooperative.

Loan from Hanting Rural Credit Cooperative.

On November 10, 2006, PRC Yuhe entered into a loan agreement with Hanting Rural Credit Cooperative, for a loan in the principal amount of $284,811. The interest rate for this loan is 8.19% per annum and the loan has a maturity date of November 8, 2009. PRC Yuhe uses the loan to finance working capital. There is no collateral requirement for this loan. There are no material covenants, conditions or restrictions in PRC Yuhe’s loan agreements with Hanting Rural Credit Cooperative.

Obligations Under Material Contracts

Below is a table setting forth our material contractual obligations as of March 31, 2008:

	Payment due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-Term Debt Obligations	$10,794,338	$4,485,774	$6,308,564	$-	$-
Due to Related Companies*	$953,507	$953,507	$-	$-	$-
Loan payable*	$2,408,464	$2,408,464	$-	$-	$-
Operating Lease Obligations	$2,013,872	$111,171	$284,841	$157,096	$1,460,764
Capital Lease Obligations	$-	$-	$-	$-	$-
Purchase Obligations	$-	$-	$-	$-	$-
Other Long-Term Liabilities Reflected on the Registrant’s Balance Sheet under GAAP	$-	$-	$-	$-	$-
Total	$16,170,181	$7,958,916	$6,593,405	$157,096	$1,460,764

Other than the contractual loan, due to related companies, loan payable, operating lease obligations, set forth above, we did not have any other long-term debt obligations, capital commitments, purchase obligations or other long-term liabilities as of March 31, 2008.

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

•
Trade receivable– Trade receivables are recognized and carried at the original invoice amount less allowance for any uncollectible amounts. An estimate for doubtful accounts is made when collection of the full amount is no longer probable. Bad debts are written off as incurred.

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

•
Revenue recognition – Net revenue is recognized when customer takes delivery and acceptance of products, the price is fixed or determinable as stated on sales contract, and the collectibility is reasonably assured. Customers do not have a general right of return on products delivered.

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

Effects of Inflation

Inflation and changing prices have not had a material effect on our business and we do not expect that inflation or changing prices will materially affect our business in the foreseeable future. However, the impact of inflation on Yuhe and Taihong may not be readily recoverable in the prices of our products.

Off Balance Sheet Arrangements

We do not have any off balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity or capital expenditures or capital resources that is material to an investor in our securities.

Seasonality

Our business has been subject to material seasonal variations in operations for the normal life cycle of 66 weeks of the breeder stock. Breeder stock produced eggs at their mature stage, around weeks 20 - 50 and therefore, our business will have seasonal variation on the early and aged stage of the breeder stock. In addition, we normally raised a new batch of breeder stock after the aged breeder stock retired and sold out. This impact of seasonality can be resolved when we expand our batches of breeder stocks.

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

DATED: August 28, 2008

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