Form 10-Q
period 2008-09-30
YUHE INTERNATIONAL, INC.
filed 2008-11-14
CIK 1047857

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10−Q
(Mark One)
☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2008

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

The number of shares outstanding of each of the issuer’s classes of common equity, as of September 30, 2008 is as follows:
Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	15,543,330 (on a post split basis)

PART I
FINANCIAL INFORMATION

ITEM 1. CONDENSED FINANCIAL STATEMENTS.

Index to Financial Statements

Financial Statements	Page

Condensed Consolidated Financial Statements for the Period from January 1, 2008 to January 31, 2008 for Weifang Yuhe Poultry Co., Ltd.	F-1 - F-23

Condensed Consolidated Financial Statements for the Three and Nine Months Ended September 30, 2008 and 2007 for Yuhe International, Inc.	F-24 - F-55

Financial Statements for the Nine Months Ended September 30, 2007 and 2006 for Weifang Yuhe Poultry Co., Ltd.	F-56 - F-79

Unaudited Pro Forma Consolidated Financial Statements for Yuhe International, Inc.	F-80 - F-83

WEIFANG YUHE POULTRY CO., LTD
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD FROM JANUARY 1, 2008 TO JANUARY 31, 2008
(Stated in US dollars)

WEIFANG YUHE POULTRY CO., LTD
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD FROM JANUARY 1, 2008 TO JANUARY 31, 2008
(Stated in US dollars)

Page

Condensed Consolidated Balance Sheet - unaudited	F-3 to F-4

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) - unaudited	F-5

Condensed Consolidated Statements of Changes in Stockholders’ Equity - unaudited	F-6

Condensed Consolidated Statements of Cash Flows - unaudited	F-7 to F-8

Notes to Condensed Consolidated Financial Statements - unaudited	F-9 to F-23

WEIFANG YUHE POULTRY CO., LTD

CONDENSED CONSOLIDATED BALANCE SHEET - unaudited
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

Weifang Yuhe Poultry Co., Ltd, “the Company”, was established in Weifang, Shandong of the People’s Republic of China, the PRC, as a limited company on March 8, 1996. The Company currently operates through itself and one subsidiary located in Mainland China: Weifang Taihong Feed Co., Ltd., “Taihong”.

Taihong was established in Weifang, Shandong of the People’s Republic of China, the PRC, as a limited company on May 26, 2003. Pursuant to a group reorganization on September 14, 2007, the Company became the holding company of Taihong.

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

Trade receivables are recognized and carried at the original invoice amount less allowance for any uncollectible amounts. An estimate for doubtful accounts is made when collection of the full amount is no longer probable. Management adopted an allowance policy which provides an allowance equivalent to 30% gross amount of accounts receivables due over 6 months and 60% of gross amount of accounts receivables due over 1 year. Full provision will be made for accounts receivables due over 2 years. Bad debts are written off as incurred. It is a common industry practice in the PRC that customers pay in advance before delivery of the products. As a result, the Company maintains a low level of trade receivables.

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

Revenue from sales of the Company's products is recognized when the significant risks and rewards of ownership have been transferred to the third-party distributor and larger producers at the time when the products are delivered to and accepted by them, the sales price is fixed or determinable as stated in the sales contract, and collection is reasonably assured.

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

Unlisted investments at January 31, 2008 are the 3% investments in Hanting Rural Credit Cooperative, “Hanting”. It is stated at cost because the Group does not have significant influence or control over this investment. The management of the Company has reviewed the investment in Hanting for any impairment and determined there is no indication that the carrying amount of Hanting may not be recoverable.

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

WEIFANG YUHE POULTRY CO., LTD
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

7.	Intangible assets, net

Intangible assets consist of the following:

Land use rights, at cost	$3,117,798
Less: accumulated amortization	284,929
$2,832,869

As of January 31, 2008, land use rights of the Group were pledged as collateral under certain loan arrangements.

Amortization expense included in the cost of revenues during the period from January 1, 2008 to January 31, 2008 was $5,200.

8.	Due from related companies

Hefeng Green Agriculture Co., Ltd, “Hefeng Green” - Mr. Gao Zhentao, a director of the Company is also a director of Hefeng Green	$72,263
Shandong Yuhe Food Group Co., Ltd, “Yuhe Group” - Mr. Gao Zhentao, a director of the Company is also a directorof Yuhe Group	3,653,930
Shandong Yuhe New Agriculture Academy of Sciences, “Shandong Yuhe” - Mr. Gao Zhentao, a director of the Company is also a director of Shandong Yuhe	49,251
Weifang Jiaweike Food Co., Ltd, “Weifang Jiaweike” - Mr. Gao Zhentao, a director of the Company is also a director of Weifang Jiaweike	25
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

11.	Due to related companies

Weifang Hexing Breeding Co., Ltd, "Weifang Hexing" - Mr. Gao Zhentao, a director of the Company is also a director of Weifang Hexing	$301,965
Shandong Yuhe Food Group Co., Ltd, "Yuhe Group" - Mr. Gao Zhentao, a director of the Company is also a director Yuhe Group	18,948
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

13.	Long-term liabilities

The long-term liabilities are denominated in Chinese Renminbi and are presented in US dollars as follows:

Loans from Nansun Rural Credit, interest rate at 9.22% to 10.51% per annum, due from Nov 28, 08 to May 17, 10	$8,350,383

Loans from Shuangyang Rural Credit, interest rate at 9.33% per annum, due on Oct 12, 08	904,625

Loans from Hanting Kaiyuan Rural Credit Cooperative, interest rate at 9.22% to 13.31% per annum, due from Nov 28, 08 to Jan 10, 09	1,015,963

Loans from Hanting Rural Credit Cooperative, interest rate at 8.19% per annum, due from Nov 8, 09	278,345

10,549,316
Less: current portion of long-term liabilities	(4,383,951)
6,165,365

Future maturities of long-term loans as at January 31, 2008 are as follows:

Remainder of 2008	$4,383,951
2009	2,686,040
2010	3,479,326
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

Sales to Weifang Hexing Breeding Co., Ltd, a related company, during the period from January 1, 2008 to January 31, 2008.

During 2008, Weifang Jiaweike Food Co., Ltd. was disposed of to the Weifang Hexing Breeding Co., Ltd, a related company where Mr. Gao Zhentao, a director of the Company is also the director. (note 5)

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

Operating Leases - In the normal course of business, the Company leases the land for hen house under operating lease agreements. The Company rents land, primarily for the feeding of the chickens. The operating lease agreements generally contain renewal options that may be exercised at the Company's discretion after the completion of the base rental terms. The Company was obligated under operating leases requiring minimum rentals as follows:

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
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007

YUHE INTERNATIONAL, INC.
(Formerly known as First Growth Investors Inc.)

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007

Index to condensed consolidated financial statements

Page
Condensed Consolidated Balance Sheets - unaudited	F-26
Condensed Consolidated Statements of Income and Comprehensive Income- unaudited	F-27
Condensed Consolidated Statements of Changes in Stockholders’ Equity - unaudited	F-28
Condensed Consolidated Statements of Cash Flows - unaudited	F-29 to F-30
Notes to unaudited Condensed Consolidated Financial Statements	F-31 to F-55

YUHE INTERNATIONAL, INC.
(Formerly known as First Growth Investors Inc.)

CONDENSED CONSOLIDATED BALANCE SHEETS
(Stated in US Dollars)

	September 30, 2008	December 31, 2007
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$6,419,671	$1,050,168
Accounts receivables	903	-
Inventories	9,002,360	-
Advances to suppliers	1,577,812	-

Total current assets	17,000,746	1,050,168

Plant and equipment, net	16,947,288	-
Deposits paid for acquisition of long term assets	10,311,734	-
Note receivables, net	25,140	-
Other receivables, net	854,004	-
Unlisted investments	299,388	-
Intangible assets, net	2,925,721	-
Due from related companies	3,899,142	1,000,000
Due from a shareholder	15,000	-
Deferred expenses	621,070	-

Total assets	$52,899,233	$2,050,168

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$4,682,087	$-
Current portion of long term loans	6,827,034	-
Other payable	1,289,929	-
Payroll and payroll related liabilities	823,165	-
Accrued expenses	753,673	70
Advances from customers	39,412	-
Other tax payables	141,522	-
Loan from director	291,754	-
Other long term liabilities	143,573	-
Due to related companies	228,788	2,210

Total current liabilities	15,220,937	2,280

Non-current liabilities
Long-term loans	3,938,673	-

Total liabilities	19,159,610	2,280

Stockholders' Equity
Preferred stock, $.001 par value, 1,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock at $.001 par value; authorized 500,000,000 shares authorized, 15,543,330 and 8,626,318 equivalent shares issued and outstanding	15,543	8,626
Additional paid-in capital	29,760,489	2,041,474
Retained earnings	2,821,237	(2,212)
Accumulated other comprehensive income	1,142,354	-

Total stockholders’ equity	33,739,623	2,047,888

Total liabilities and stockholders’ equity	$52,899,233	$2,050,168
See accompanying notes to condensed consolidated financial statements

YUHE INTERNATIONAL, INC.
(Formerly known as First Growth Investors Inc.)

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME- (UNAUDITED)

(Stated in US Dollars)

	For The Nine Months Ended		For The Three Months Ended
	September 30		September 30
	2008	2007	2008	2007

Net revenues	$16,318,263	$-	$9,609,781	$-

Cost of revenue	(11,732,602)	-	(7,089,355)	-

Gross profit	4,585,661	-	2,520,426	-

Operating Expenses
Selling expenses	(280,489)	-	(135,658)	-
General and administrative expenses	(1,500,458)	-	(781,247)	-
Bad debts recovery	641,103	-	554,188	-
Total operating expenses	(1,139,844)	-	(362,717)	-

Income from operations	3,445,817	-	2,157,709	-

Non-operating income (expenses)
Interest income	4,518	-	63	-
Other income	98,962	-	93,062	-
Gain on disposal of fixed assets	87,588	-	-	-
Investment income	6,074	-	-	-
Interest expenses	(763,168)	-	(320,048)	-
Other expenses	(56,342)	-	-	-

Total other expenses	(622,368)	-	(226,923)	-

Net income before income taxes	2,823,449	-	1,930,786	-
Income taxes	-	-	-	-

Net income	$2,823,449	$-	$1,930,786	$-

Other comprehensive income
Foreign currency translation	1,142,354	-	73,604	-

Comprehensive income	$3,965,803	$-	$2,004,390	$-

Earnings per share
Basic	$0.21	$-	$0.12	$-
Diluted	$0.20	$-	$0.12	$-

Weighted average shares outstanding
Basic	13,750,966	-	15,543,330	-
Diluted	13,985,255	-	15,989,256	-

See accompanying notes to condensed consolidated financial statements

YUHE INTERNATIONAL, INC.
(Formerly known as First Growth Investors Inc.)

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY – (UNAUDITED)

(Stated in US Dollars)

	Common stock
					Accumulated other	Total
	Shares		Additional paid-	Retained	comprehensive	Shareholders’
	outstanding	Amount	in capital	Earnings	income	Equity
Balance at December 31, 2007	8,626,318	$8,626	$2,041,474	$-2,212	$	$2,047,888
Additional capital contribution			12,149,750			12,149,750
Recapitalization	1,087,994	1,088	-2,082			-994
Share issued in placement agent at $3.088 per share	5,829,018	5,829	17,994,171			18,000,000
Cost of raising capital			-2,640,477			-2,640,477
Warrants issued in connection with private placement			2,398,975			2,398,975
Cost of raising capital - issuance of warrants			-2,398,975			-2,398,975
Stock based compensation			217,653			217,653
Net income for the period				2,823,449		2,823,449
Foreign currency translation difference					1,142,354	1,142,354
Balance at September 30, 2008	15,543,330	$15,543	$29,760,489	$2,821,237	$1,142,354	$33,739,623

See accompanying notes to condensed consolidated financial statements

YUHE INTERNATIONAL, INC.
(Formerly known as First Growth Investors Inc.)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - (UNAUDITED)
(Stated in US Dollars)

	For The Nine Months Ended
	September 30
	2008	2007
Cash flows from operating activities
Net income	$2,823,449	$-
Adjustments to reconcile net income to net cash used in operating activities:
Stock based compensation	217,653	-
Depreciation	996,126	-
Amortization	42,853	-
Bad debts recovery	(641,103)	-
Gain on disposal of fixed assets	(87,588)	-
Income from unlisted investment	(6,074)	-
Changes in operating assets and liabilities:
Accounts receivable	(25)	-
Advances to suppliers	(1,067,073)	-
Inventories	(4,011,259)	-
Deferred expenses	(17,183)	-
Accounts payable	(331,343)	-
Other payable	(386,548)	-
Payroll and payroll related liabilities	52,590	-
Accrued expenses	(433,797)	-
Advances from customers	(178,218)	-
Other tax payables	9,386	-

Net cash used in operating activities	(3,018,154)	-

Cash flows from investing activities
Deposit paid and acquisition of property, plant and equipment	(11,053,497)	-
Proceeds from disposal of fixed assets	118,216	-
Acquisition of subsidiaries	(10,567,946)	-
Proceeds from notes receivables	4,329,857	-
Advance to notes receivable	(3,432,603)	-
Proceeds from related parties receivables	67,216	-
Net cash used in investing activities	(20,538,757)	-

YUHE INTERNATIONAL, INC.
(Formerly known as First Growth Investors Inc.)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - (UNAUDITED)
(Stated in US Dollars)

Cash flows from financing activities
Proceeds from loan payable	1,300,726	-
Repayment of loan payable	(1,099,842)	-
Proceeds from related party borrowing	1,106,240	-
Repayment of related party borrowing	(30,311)	-
Capital contribution by shareholder	12,149,750	-
Proceeds from issuance of common stock	15,359,523	-

Net cash flows provided by financing activities:	28,786,086	-

Effect of foreign currency translation on cash and cash equivalents	140,328	-

Net increase in cash	5,369,503	-

Cash- beginning of period	1,050,168	-

Cash- end of period	$6,419,671	$-

Cash paid during the period for:
Interest paid	$1,079,117	$-
Income taxes paid	$-	$-

Supplemental disclosure of non cash activities:
Accrued on construction in progress	$304,524	$-

See accompanying notes to condensed consolidated financial statements

YUHE INTERNATIONAL INC.
(Formerly known as First Growth Investors Inc.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of presentation

The interim condensed consolidated financial statements included herein, presented in accordance with United States generally accepted accounting principles and stated in US dollars, have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these interim condensed consolidated financial statements be read in conjunction with the financial statements of the Company for the year ended December 31, 2007 and notes thereto included in S-1 of Yuhe International, Inc. (Formerly known as First Growth Investors Inc.) filed on May 12, 2008, as amended. The Company follows the same accounting policies in the preparation of interim reports.

Results of operations for the interim periods are not indicative of annual results.

2. Organization and Basis of Preparation of Financial Statements

Yuhe International, Inc.

Yuhe International, Inc., formerly known as First Growth Investors Inc., “Yuhe” or “the Company”, was originally organized under the laws of the State of Nevada on September 9, 1997. Prior to March, 2008, the Company was not engaged in any business activities and had no operations, income producing assets or significant operating capital. At December 31, 2007, the Company was at development stage until its business combination with Bright Stand on March 12, 2008.

YUHE INTERNATIONAL INC.
(Formerly known as First Growth Investors Inc.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2. Organization and Basis of Preparation of Financial Statements - continued

On March 12, 2008, the Company completed a reverse acquisition transaction with Bright Stand International Co., Ltd., “Bright Stand”, and Kunio Yamamoto, a Japanese person and the sole former shareholder of Bright Stand. Pursuant to the terms of the Equity Transfer Agreement, the Company acquired all of the outstanding capital stock of Bright Stand from Mr. Yamamoto in exchange for 126,857,134 shares, equivalent to 8,626,318 post-split shares, of its common stock. As a result of the transaction, Mr. Yamamoto held 126,857,134 shares, equivalent to 8,626,318 post-split shares, or 88.8%, of our 142,857,134 shares, equivalent to 9,714,312 post-split shares, of common stock then outstanding following the completion of all matters referred to above. At the closing, Bright Stand became a wholly-owned subsidiary of the Company. Accordingly, all references to common shares of Bright Stand’s common stock have been restated to reflect the equivalent numbers of Yuhe International, Inc. equivalent shares. Bright Stand thereby became the Company’s wholly-owned subsidiary and the former shareholders of Bright Stand became the Company’s controlling stockholders.

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

On March 12, 2008, the Company closed a Securities Purchase Agreement with certain investors, the “Financing”. Pursuant to the terms of such Securities Purchase Agreement, such investors collectively invested $18,000,000 into Yuhe at the price of $0.21, $3.088 post-split, per share in exchange for our issuance of 85,714,282 shares, equivalent to approximately 5,829,018 post-split shares, to such investors. Mr. Yamamoto also sold 14,285,710 shares of common stock, equivalent to 971,500 post-split shares, to such investors for $3,000,000. Immediately following the closing of the Securities Purchase Agreement, Mr. Yamamoto owned 112,571,424 shares of our common stock, equivalent to 7,654,895 post-split shares,, and the investors owned 99,999,992 shares of our common stock, equivalent to 6,800,518 post-split shares,.

YUHE INTERNATIONAL INC.
(Formerly known as First Growth Investors Inc.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2. Organization and Basis of Preparation of Financial Statements - continued

In connection with such private placement on March 12, 2008, as part of the compensation to the placement agents, Roth Capital Partners, LLC and WLT Brothers Capital, Inc., in connection with their services under the Securities Purchase Agreement, the Company issued to Roth Capital Partners, LLC and WLT Brothers Capital, Inc. warrants to acquire an aggregate of 6,999,999 shares of common stock, equivalent to 476,014 post-split shares, exercisable at any time after the date falling 6 months after their issuance. The warrants have a strike price equal to $0.252, $3.705 post-split, have a term of three years starting from March 12, 2008 and permit cashless or cash exercise at all times after they are exercisable until they expire on March 12, 2011. The shares of common stock issuable upon the exercise of the warrants have registration rights. In addition, Roth Capital Partners, LLC and WLT Brothers Capital, Inc. received cash compensation in the amount of $1.47 million. On October 27, 2008, we issued 178,848 new shares to Roth Capital Partners, LLC based on their cashless exercise of 333,198 warrants issued to it as compensation for their services as co-placement agent.

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

Mr. Yamamoto has placed an aggregate of 49,411,763 shares of common stock, equivalent to 3,359,889 post-split shares, “Make Good Shares”, into an escrow account pursuant to the terms of the Make Good Escrow Agreement by and among us, Mr. Yamamoto, the Investors and the escrow agent named therein. In the event we do not achieve the Targets in 2008 and 2009, Make Good Shares will be conveyed to the Investors pro-rata in accordance with their respective investment amount for no additional consideration. In the event that the foregoing Low Performance Events do not occur, the Make Good Shares will be transferred to Mr. Yamamoto.

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
(Formerly known as First Growth Investors Inc.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2. Organization and Basis of Preparation of Financial Statements - continued

Bright Stand International Limited, “Bright Stand”

On August 3, 2007, Bright Stand International Limited, “Bright Stand”, was incorporated with limited liability in the British Virgin Islands. On January 31, 2008, Bright Stand International Limited completed the acquisition (note 4) of 100% common stock of Weifang Yuhe Poultry Co., Limited, “PRC Yuhe”, and 43.75% of Weifang Taihong Feed Co., Ltd., Taihong. As a result, Bright Stand owned 100% of PRC Yuhe and owned 43.75% direct interest of Taihong and 56.25% indirect interest of Taihong through PRC Yuhe. PRC Yuhe and Taihong became the wholly-owned subsidiaries of Bright Stand.

Weifang Yuhe Poultry Co., Ltd, “PRC Yuhe”

Weifang Yuhe Poultry Co., Ltd, “PRC Yuhe”, was established in Weifang, Shandong of the People’s Republic of China, the “PRC”, as a limited company on March 8, 1996. The Company currently operates through itself and owned 56.25% of Weifang Taihong Feed Co., Ltd. PRC Yuhe is a supplier of day-old chickens raised for meat production, or broilers, in the PRC.

Weifang Taihong Feed Co., Ltd., “Taihong”

Weifang Taihong Feed Co., Ltd. was established in Weifang, Shandong of the PRC as a limited company on May 26, 2003. Taihong is a feed stock company whose primary purpose is to supply feed stock for PRC Yuhe’s breeder chickens.

The Company’s operations are conducted through its subsidiaries in the PRC, Weifang Yuhe Poultry Co. Ltd., “PRC Yuhe”, and Weifang Taihong Feed Co. Ltd., “Taihong”. The Company and its subsidiaries, hereinafter, collectively referred to as “the Group”, are engaged in the business of chick and feed production.

YUHE INTERNATIONAL INC.
(Formerly known as First Growth Investors Inc.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

3. Summary of significant accounting policies

(a) Principles of consolidation

The condensed consolidated financial statements, prepared in accordance with generally accepted accounting principles in the United States of America, include the assets, liabilities, revenues, expenses and cash flows of the Company and all its subsidiaries. This basis of accounting differs in certain material respects from that used for the preparation of the books and records of the Company’s principal subsidiaries, which are prepared in accordance with the accounting principles and the relevant financial regulations applicable to enterprises with limited liabilities established in the PRC, “PRC GAAP”, the accounting standards used in the place of their domicile.  The accompanying condensed consolidated financial statements reflect necessary adjustments not recorded in the books and records of the Company’s subsidiaries to present them in conformity with US GAAP.

The condensed consolidated financial statements of the Company include the accounts of Yuhe International, Inc, Bright Stand International Limited, Weifang Yuhe Poultry Co., Ltd and Weifang Taihong Feed Co., Ltd. after the date of acquisitions. All significant intercompany accounts, transactions and cash flows are eliminated on consolidation.

The following table depicts the identity of the subsidiary:

Name of Company	Place & date of Incorporation	Attributable Equity Interest %	Registered Capital

Weifang Yuhe Poultry Co., Ltd	PRC/ March 8, 1996	100%	$11,045,467	equivalent to RMB 77,563,481

Weifang Taihong Feed Co., Ltd.	PRC/ May 26 2003	100%	$965,379	equivalent to RMB 8,000,000

(b) Use of estimates

The preparation of the financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Management makes these estimates using the best information available at the time the estimates are made; however, actual results could differ materially from those estimates.

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

The Company guarantees a 98% survival rate of its product by delivering additional 2% of the product. The guarantee expires seven days after delivery. If the survival rate falls below 96%, the Company provides additional guarantee compensation to customers. Based on historical experience, the likelihood that survival rate falls below 96% is remote and therefore no accrued guarantee liability was recorded at year-end. Guarantee expense for the nine months ended September 30, 2008 and 2007 were $6,009 and $0, respectively.

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

(n) Advertising

The Group expensed all advertising costs as incurred. There were no advertising expenses for the nine months ended September 30, 2008 and 2007.

3. Summary of significant accounting policies - continued

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

Retirement benefits in the form of contributions under defined contribution retirement plans to the relevant authorities are charged to the statements of income as incurred. The retirement benefit expenses for the nine months ended September 30, 2008 and 2007 were $52,796 and $0 respectively.

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

(q) Shipping and handling fees

Shipping and handling fees are expensed when incurred. During the nine months ended September 30, 2008 and 2007, Shipping and handling charges included in the selling expenses were $7,913 and $0, respectively. During the three months ended September 30, 2008 and 2007, Shipping and handling charges included in the selling expenses were $3,021 and $0, respectively.

(r)  Research and development

The Company engages in continuous research and development to improve its know-how in feed ingredient composition, immunization system and breeding techniques gained through over 10 years of business. Research and development costs are charged to expense when incurred and are included in operating expenses. The Company did not incur any research and development costs during the three and nine months ended September 30, 2008 and 2007.

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

September 30, 2008
Balance sheet	RMB 6.8551 to US$1.00
Statement of income and comprehensive income	RMB 6.8529 to US$1.00

December 31, 2007
Balance sheet	RMB 7.3141 to US$1.00
Statement of income and comprehensive income	RMB 7.6172 to US$1.00

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

(v) Basic and diluted earnings per share

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

3. Summary of significant accounting policies - continued

(w) Recent accounting pronouncements

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

In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements--an amendment of ARB No. 51” (“SFAS No. 160”). SFAS No. 160 requires that ownership interests in subsidiaries held by parties other than the parent, and the amount of consolidated net income, be clearly identified, labeled, and presented in the consolidated financial statements. It also requires once a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value. Sufficient disclosures are required to clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. It is effective for fiscal years beginning on or after December 15, 2008 and requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. All other requirements shall be applied prospectively. We are currently evaluating the impact of adopting SFAS No. 160 on our consolidated financial statements.

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

In May 2008, the FASB issued Statement of Financial Accounting Standards No. 162, The Hierarchy of Generally Accepted Accounting Principles (“FAS 162"). This Standard identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles. FAS 162 directs the hierarchy to the entity, rather than the independent auditors, as the entity is responsible for selecting accounting principles for financial statements that are presented in conformity with generally accepted accounting principles. The Standard is effective 60 days following SEC approval of the Public Company Accounting Oversight Board amendments to remove the hierarchy of generally accepted accounting principles from the auditing standards. FAS 162 is not expected to have an impact on the financial statements.

In May 2008, the FASB issued SFAS No. 163, Accounting for Financial Guarantee Insurance Contracts, an interpretation of FASB Statement No. 60 (SFAS 163). This statement clarifies accounting for financial guarantee insurance contracts by insurance enterprises under FASB Statement No. 60, Accounting and Reporting by Insurance Enterprises. SFAS 163 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2008. Because we do not issue financial guarantee insurance contracts, we do not expect the adoption of this standard to have an effect on our financial position or results of operations.

YUHE INTERNATIONAL INC.
(Formerly known as First Growth Investors Inc.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

4.	Acquisition of subsidiaries

Acquisition of 100% Weifang Yuhe Poultry Co., Limited, “PRC Yuhe”, and 43.75% of Weifang Taihong Feed Co., Ltd.

On January 31, 2008, Bright Stand acquired 100% common stock of PRC Yuhe for $11,306,522, equivalent to RMB 81,450,000, and 43.75% of Weifang Taihong Feed Co., Ltd for $312,530, equivalent to RMB 2,244,000, and total amount is $11,619,052.

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

The following table presents the unaudited results of operations of the Company as if the Yuhe acquisitions had been consummated as of January 1, 2008 and 2007 and the results are shown for the nine months ended September 30, 2008 and 2007 includes certain pro forma adjustments, including depreciation and amortization on the assets acquired, and other adjustments.

	For the nine months ended		For the three months ended
	September 30,	September 30,	September 30,	September 30,
	2008	2007	2008	2007
	(Pro forma)	(Pro forma)	(As reported)	(Pro forma)

Revenues	$17,809,592	$16,215,151	$9,609,781	$10,177,834
Net income	$2,964,983	$5,012,319	$1,930,786	$5,202,206

Earnings (loss) per share
Basic	$0.22	$0.59	$0.12	$0.61
Diluted	$0.21	$0.59	$0.12	$0.61

Weighted average shares outstanding
Basic	13,750,966	8,626,318	15,543,330	8,626,318
Diluted	13,985,255	8,626,318	15,989,256	8,626,318

5.	Inventories

Inventories consist of the following:

	September 30	December 31
	2008	2007

Raw materials	$485,432	$-
Work in progress	8,467,802	-
Finished goods	49,126	-

	$9,002,360	$-

YUHE INTERNATIONAL INC.
(Formerly known as First Growth Investors Inc.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

6.	Other receivables, net

Other receivables, net consist of the following:

	September 30	December 31
	2008	2007

Other receivables	$973,113	$-
Less: Allowances	(119,109)	-

	$854,004	$-

Other receivables are unsecured, interest free and have no fixed repayment date.

During the nine months ended September 30, 2008, bad debt expense was $77,888 and bad debt recovery was $26,571. There was no bad debt expense for the nine months ended September 30, 2007. During the three months ended September 30, 2008 and 2007, bad debt expense was $77,888 and $0, respectively.

Allowance is made when collection of the full amount is no longer probable. Management reviews and adjusts this allowance periodically based on historical experience, current economic climate as well as its evaluation of the collectibility of outstanding accounts. The Group evaluates the credit risks of its customers utilizing historical data and estimates of future performance.

7.	Note receivables, net

Note receivables, net consist of the following:

	September 30,	December 31,
	2008	2007

Note receivables	$80,148	$-
	80,148	-
Less : Allowances	(55,008)	-
	$25,140	$-

YUHE INTERNATIONAL INC.
(Formerly known as First Growth Investors Inc.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

7.	Note receivables, net - continued

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

During the nine months ended September 30, 2008 and 2007, the recovery of bad debts was $430,554 and $0, respectively.

8.	Unlisted investments

Unlisted investments at September 30, 2008 represent the 3% investments in Hanting Rural Credit Coorperative, “Hanting”, recorded at cost. It is stated at cost because the Company does not have significant influence or control over Hanting. Under the cost method, the Company records the investment at cost, and recognizes as income dividends received that are distributed from net accumulated earnings of the investee since the date of acquisition by the Company. The net accumulated earnings of the investee subsequent to the date of investment are recognized by the Company only to the extent distributed by the investee as dividends. Dividends received in excess of earnings subsequent to the date of investment are considered a return of investment and are recorded as reductions of cost of the investment. A series of operating losses of an investee or other factors may indicate that a decrease in value of the investment has occurred which is other than temporary and should accordingly be recognized.

For the three months and nine months period ended September 30, 2008, the Company recorded $0 and $6,074 as income from unlisted investment for dividends received from Hanting. Management of the Company has reviewed the investment in Hanting for impairment and determined there is no indication that the carrying amount of Hanting may not be recoverable.

9.	Plant and equipment, net

Plant and equipment consists of the following:

	September 30,	December 31,
	2008	2007
At cost
Buildings	$7,968,239	$-
Machinery	3,971,903	-
Motor vehicles	119,770	-
Furniture and equipment	77,534	-
	12,137,446	-
Less: accumulated depreciation	(1,006,381)	-
Construction in progress	5,816,223	-
	$16,947,288	$-

During the nine months ended September 30, 2008, depreciation expenses amounted to $996,126 among which $810,418 and $185,708 were recorded as cost of sales and administrative expense respectively.

During the nine months ended September 30, 2007, depreciation expenses amounted to $0.

During the three months ended September 30, 2008, depreciation expenses amounted to $374,216 among which $322,336 and $51,880 were recorded as cost of sales and administrative expense respectively.

During the three months ended September 30, 2007, depreciation expenses amounted to $0.

As of September 30, 2008, buildings and machinery of the Group with net book value of $14,652,999 were pledged as collateral under certain loan arrangements.

YUHE INTERNATIONAL INC.
(Formerly known as First Growth Investors Inc.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

10.	Deposits paid for acquisition of long term assets

Deposits paid consist of the following:

	September 30,	December 31,
	2008	2007

Deposits paid for purchase of land	$1,312,891	$-
Deposits paid for construction in progress	6,274,079	-
Deposits paid for acquisition of farm	2,334,029	-
Deposits paid with capital commitment (Note 26)	9,920,999	-

Deposits paid for construction in progress	390,735	-

Total Deposits paid for acquisition of long term assets	$10,311,734	$-

11.	Intangible assets, net

Intangible assets consist of the following:

	September 30,	December 31,
	2008	2007

Land use rights, at cost	$2,969,324	$-
Less: accumulated amortization	(43,603)	-

	$2,925,721	$-

As of September 30, 2008, land use rights of the Group were pledged as collateral under certain loan arrangements.

During the nine months ended September 30, 2008 and 2007, amortization expenses included in the cost of sales were $42,853 and $0, respectively.

During the three months ended September 30, 2008 and 2007, amortization expenses included in the cost of sales were $16,356 and $0, respectively.

YUHE INTERNATIONAL INC.
(Formerly known as First Growth Investors Inc.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

12.	Due from related companies

	September 30,	December 31,
	2008	2007

Hefeng Green Agriculture Co., Ltd, “Hefeng Green”, – Mr. Gao Zhentao, a director of the Company is also a director of Hefeng Green	$75,744	$-
Shandong Yuhe Food Co., Ltd, “Yuhe Group” – Mr. Gao Zhentao, a director of the Company is also a director of Yuhe Group	3,773,122	-
Shandong Yuhe New Agriculture Academy of Sciences, “Shandong Yuhe” – Mr. Gao Zhentao, a director of the Company is also a director of Shandong Yuhe	50,250	-
Weifang Jiaweike Food Co., Ltd, “Weifang Jiaweike” – Mr. Gao Zhentao, a director of the Company is also a director of Weifang Jiaweike	26	-
Weifang Yuhe Poultry Co., Ltd, “PRC Yuhe”- Mr. Gao Zhentao, a director of the Company is also a director of PRC Yuhe	-	1,000,000

	$3,899,142	$1,000,000

The amounts due from related companies are unsecured, interest free and have no fixed repayment date.

13.	Due from a shareholder

As of September 30, 2008, amount due from a shareholder consists of $15,000 due from Mr. Yamamoto. There was no amount due from shareholder as of December 31, 2007.

The amount due from a shareholder is unsecured, interest free and has no fixed repayment date.

14.	Loans payable

Loans payable are loans from unrelated companies for temporary operation purposes. They are unsecured, interest free and have no fixed repayment date.

15.	Other payable

	September 30,	December 31,
	2008	2007

Accrued on Construction in progress	$304,524	$-
Interest payable	69,012	-
Deposits received	286,710	-
Others	629,682	-
	$1,289,929	$-

Deposit received represent deposits collected from customers as security for non-payment. Other payable represents apartment rental reimbursement to staff and insurance payable.

YUHE INTERNATIONAL INC.
(Formerly known as First Growth Investors Inc.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

16.	Due to related companies

	September 30,	December 31,
	2008	2007

Weifang Hexing Breeding Co., Ltd, “Weifang Hexing” – Mr. Gao Zhentao, a director of the Company is also a director of Weifang Hexing	$205,775	$-
Others	23,013	-
	$228,788	$-

The amounts due to related companies are unsecured, interest free and have no fixed repayment date. These loans are used for working capital purposes.

YUHE INTERNATIONAL INC.
(Formerly known as First Growth Investors Inc.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

17.	Long-term loans

The long-term loans are denominated in Chinese Renminbi and are presented in US dollars as follows:

	September 30,	December 31,
	2008	2007

Loans from Nansun Rural Credit, interest rate at 9.22% to 10.51% per annum, due from November 28, 2008 to May 17, 2010	$8,752,608	$-
Loans from Shuangyang Rural Credit interest rate at 9.33% per annum, due on October 12, 2008	948,199	-
Loans from Hanting Kaiyuan Rural Credit Cooperative, interest rate at 9.22% to 13.31% per annum, due from November 28, 08 to January 10, 2009	1,064,900	-
	10,765,707	-
Less: current portion of long-term loans	(6,827,034)	-
	$3,938,673	$-

Future maturities of long-term loans as at September 30, 2008 are as follows:

September 30,
2008

2009	$6,827,034
2010	3,938,673

$10,765,707

YUHE INTERNATIONAL INC.
(Formerly known as First Growth Investors Inc.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

18.	Income tax

The Company is operating in the PRC, and in accordance with the relevant tax laws and regulations of the PRC, the corporate income tax rate is 25%. However, the Company is an agricultural company, and in accordance with the relevant regulations regarding the tax exemption, the Company is tax-exempt as long as it is registered as an agricultural entity.

Taihong is operating in the PRC, and in accordance with the relevant tax laws and regulations of the PRC, the corporate income tax rate is 25%.

The Group uses the asset and liability method, where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes. There are no material timing differences and therefore no deferred tax asset or liability at September 30, 2008.

The provision for income taxes consists of the following:

For the nine months ended
September 30
	2008	2007

Current tax
- PRC	$-	$-
- Deferral tax provision	-	-

	$-	$-

All of the Group’s income (loss) before income taxes is from PRC sources. Actual income tax expenses reported in the consolidated statements of income and comprehensive income differ from the amounts computed by applying the PRC statutory income tax rate of 25% and 33% for the fiscal years of 2008 and 2007 respectively to income (loss) before income taxes for the nine months ended September 30, 2008 and 2007 for the following reasons:

	For the nine months ended
	September 30
	2008	2007

Income (loss) before income taxes	$2,823,449	$-

Computed “expected” income tax expense at 25%	705,862	-
Tax effect on net taxable temporary differences	(20,909)	-
Effect of cumulative tax losses	116,437	-
Effect of tax holiday	(801,390)	-
	$-	$-

YUHE INTERNATIONAL INC.
(Formerly known as First Growth Investors Inc.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

19.	Fair value of financial instruments

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

On March 12, 2008, the Company issued 126,857,134 shares of its common stock, equivalent to approximately 8,626,318 post-split shares,, par value $0.001 per share, to the sole stockholder of Bright Stand to effect the Reverse Merger Acquisition. At the same time, the Company issued 85,714,282 shares of common stock, equivalent to approximately 5,829,018 post-split shares, to the investors for gross proceeds of $18 million in the private placement.

The Company's issued and outstanding number of common stock immediately prior to the Reverse merger Acquisition was 16,000,000 shares, equivalent to 1,087,994 post-split shares.

Effective on April 4, 2008, the Company effected a 1-for-14.70596492 reverse stock split of our common stock.

After the reverse acquisition, the total common stock issued and outstanding of the Company was 15,543,330 post-split shares.

(b)	Warrants

The Company granted warrants to acquire an aggregate of 6,999,999 shares of common stock,,, equivalent to 476,014 post-split shares, to Roth Capital Partners, LLC and WLT Brothers Capital, Inc., for their services in connection with the private placement on March 12, 2008. The warrants have a strike price equal to $3.706, have a term of three years starting from March 12, 2008 and permit cashless or cash exercise at all times that they are exercisable. The warrants are exercisable at any time 6 months after their issuance.

The total number of warrants outstanding as at September 30, 2008 was 476,014 shares. On October 27, 2008, we issued 178,848 new shares to Roth Capital Partners, LLC based on their cashless exercise of 333,198 warrants issued to it as compensation for their services as co-placement agent.

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

YUHE INTERNATIONAL INC.
(Formerly known as First Growth Investors Inc.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

21.	Obligations under registration rights agreements

The Company entered into a Registration Rights Agreement with certain investors on March 12, 2008 in the private placement. The Company is required to file a resale registration statement on Form S-1 or any other appropriate form (i) within 60 days following the closing for purposes of registering the resale of these shares, (ii) within 15 days with respect to any additional registration statement, (iii) within 15 days with respect to any additional registration statements required to be filed due to SEC Restrictions, (iv) within 30 days following the date on which it becomes eligible to utilize Form S-3 to register the resale of common stock, or (v) within 45 days following the date the Make Good Shares are delivered by Mr. Yamamoto to the investors.

The Company will be required to pay the investors liquidated damages if it fails to file a registration statement by the above filing deadlines or if it does not promptly respond to comments received from the SEC. The liquidated damages accrue at a rate of 0.5% per month of the aggregate investment proceeds which are $18 million received from the investors, capped at 5% of the total investment proceeds, or $900,000. The Company filed the Registration Statement on May 12, 2008.

Based on the Company’s experience since filing its registration statement on May 12, 2008, the Company is in compliance with the Registration Rights Agreement. The Company believes that it is unlikely that it will be required to pay any liquidated damages under the provisions of the Registration Rights Agreement, and therefore has not recorded a liability for that potential obligation as at September 30, 2008.

22.	Stock options

On June 13, 2008, the Company granted to the Chief Financial Officer, the “CFO”, of the Company an option to purchase 150,000 shares of the Company’s common stock at an exercise price of $3.708 per share for the 3 year’s employment. The options shall vest with respect to 33.3% of the total number of shares purchasable upon exercise thereof one year after the grant date and 33.3% on the second and third anniversary of the grant date, Mr. Hu will be fully vested in the option by that date and shall cease to vest if the executive cease to be the CFO of the Company for any reason.

On the same date, the Company granted to three independent directors of the Company an option to purchase 77,717 share of the Company’s common stock at an exercise price of $3.708 per share for the 3 year’s employment. The options shall vest with respect to 33.3% of the total number of shares purchasable upon exercise thereof one year after the grant date and 33.3% on the second and third anniversary of the grant date, the directors will be fully vested in the option by that date and shall cease to vest for any independent director if such independent director ceases to be an independent directors of the Company for any reason.

The options granted to the CFO and the three independent directors will expire on the fifth anniversary of the grant date and cease to vest if they cease to be the CFO or independent directors of the company for any reason.

During the nine month ended September 30, 2008, the Company granted 383,151 stock options. The Company recognizes compensation expense, net of estimated forfeitures, over the requisite service period, which is the period during which the grantee is required to provide services in exchange for the award. The Company has elected to recognize compensation cost for awards with only a service condition that has a graded vesting schedule on a straight-line basis over the requisite service period for the entire award.

The Company uses the Black-Scholes option pricing model to calculate the grant-date fair value of an award, with the following assumptions: no dividend yield, expected volatility of 109.40%, and a risk-free interest rate of 3.00%. In determining volatility of the Company’s options, the Company used the average volatility of the Company’s stock. Based on the Black-Scholes option pricing model, the entire option was valued at $2,186,499. In accordance with SFAS No. 123R, the Company has recorded stock-based compensation expense during the three and nine months ended September 30, 2008 of $183,707 and $217,652, respectively, in connection with the issuance of this option.

The following table summarizes all Company stock option transactions between January 1, 2008 and September 30, 2008

	Option Shares	Vested Shares	Weighted Average Exercise Price	Remaining Contractual Term
Balance, January 1, 2008	-	-	$-	$-
Granted or vested during the nine months ended September 30, 2008	383,151	-	$3.708	$5
Expired during the nine months ended September 30, 2008	-	-	-	-
Balance, September 30, 2008	383,151	-	$3.708	$5

The weighted average grant date fair value of options granted was $7.35 per share. The total number of stock options outstanding as at September 30, 2008 was 383,151 shares.

YUHE INTERNATIONAL INC.
(Formerly known as First Growth Investors Inc.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

23.	Stock-Based Compensation

The Company estimated the fair value of each warrant award on the date of grant using the Black-Scholes option-pricing model and the assumption noted in the following table. Expected volatility is based on the historical and implied volatility of a peer group of publicly traded entities. The expected term of options gave consideration to historical exercises, post-vesting cancellations and the options’ contractual term. The risk-free rate for the expected term of the option is based on the U.S. Treasury Constant Maturity at the time of grant. The assumptions used to value options granted during the nine months ended September 30, 2008 were as follows:

Nine Months Ended September 30, 2008
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

24.	Significant concentrations and risk

(a)	Customer Concentrations

The Company has the following concentrations of business with each customer constituting greater than 10% of the Company’s gross sales:

	For the nine months ended September 30		For the three months ended September 30
	2008	2007	2008	2007
Wang Jianbo	11.7%	-	9.0%	-
Wei Yunchao	10.1%	-	10.2%	-
The Group has not experienced any significant difficulty in collecting its accounts receivable in the past and is not aware of any financial difficulties being experienced by its major customers.

The Group has the following concentrations of business with each supplier constituting greater than 10% of the Company’s purchase:

	For the nine months ended September 30		For the three months ended September 30
	2008	2007	2008	2007
Ma Zhuping	33.0%	-	32.7%	-
Shandong Yikshang Poultry Limited	10.4%	-	-	-

(b)	Credit Risk

Financial instruments that potentially subject the Group to significant concentration of credit risk consist primarily of cash and cash equivalents. As of September 30, 2008, substantially all of the Group’s cash and cash equivalents were held by major financial institutions located in the PRC, which management believes are of high credit quality.

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

YUHE INTERNATIONAL INC.
(Formerly known as First Growth Investors Inc.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

25.	Business and geographical segments-

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

Reportable Segments

	Production of chicks	Production of feeds	Corporate	Production of chicks	Production of feeds	Corporate	Total
	For the nine months ended			For the nine months ended			For the nine months ended	For the nine months ended
	September 30, 2008			September 30, 2007			September 30, 2008	September 30, 2007
External revenue	$15,995,782	$322,481	$-	$-	$-	$-	$16,318,263	$-
Intersegment revenue	-	8,593,623	-	-	-	-	8,593,623	-
Interest income	386	1	4,131	-	-	-	4,518	-
Interest expense	(344,299)	(418,869)	-	-	-	-	(763,168)	-
Depreciation and amortization	(955,356)	(83,623)	-	-	-	-	(1,038,979)	-
Net profit/(loss)	3,205,560	83,634	(465,745)	-	-	-	2,823,449	-

Expenditures for long-lived assets	12,271,784	2,609	-	-	-	-	12,274,393	-

Note: Intersegment revenue of $8,593,623 was eliminated in consolidation.
Expenditure for long-lived assets included accrued construction in progress amounting $304,524.

Reportable Segments

	Production of chicks	Production of feeds	Corporate	Production of chicks	Production of feeds	Corporate	Total
	For the three months ended			For the three months ended			For the three months ended	For the three months ended
	September 30, 2008			September 30, 2007			September 30, 2008	September 30, 2007
External revenue	$9,480,412	$129,369	$-	$-	$-	$-	$9,609,781	$-
Intersegment revenue	-	4,079,840	-	-	-	-	4,079,840	-
Interest income	63	-	-	-	-	-	63	-
Interest expense	(157,591)	(162,457)	-	-	-	-	(320,048)	-
Depreciation and amortization	(358,729)	(31,841)	-	-	-	-	(390,570)	-
Net profit/(loss)	2,301,047	52,223	(422,484)	-	-	-	1,930,786	-

Expenditures for long-lived assets	386,503	555	-	-	-	-	387,058	-

25.	Business and geographical segments - continued

Note: Intersegment revenue of $4,079,840 was eliminated in consolidation.
Expenditure for long-lived assets included accrued construction in progress amounting $304,524.

The Group’s operations are located in the PRC. All revenue is from customers in the PRC. All of the company’s assets are located in the PRC. Accordingly, no analysis of the Group's sales and assets by geographical market is presented.

26.	Commitments and contingencies

Operating Leases

In the normal course of business, the Group leases the land for hen house under operating lease agreements. The Group rents land, primarily for the feeding of the chickens. The operating lease agreements generally contain renewal options that may be exercised at the Group’s discretion after the completion of the base rental terms. The Group was obligated under operating leases requiring minimum rentals as follows:

Up to December 31,

2008	$38,802
2009	155,209
2010	143,049
2011	82,247
2012	82,247
Thereafter	1,529,568

Total minimum lease payments	$2,031,122

During the nine months ended September 30, 2008 and 2007, rental expenses were $118,265 and $0, respectively.

During the three months ended September 30, 2008 and 2007, rental expenses were $45,283 and $0, respectively.

As of September 30, 2008, the Group had capital commitment amounting to $10,518,263 in relation to the construction cost, land acquisition and farm acquisition for PRC Yuhe and the Group paid the deposits of $9,920,999 related to these commitments and recorded under Deposits paid for acquisition of long term assets (Note 10).

Land for Hatchery Factory No. 3
On June 10, 2008, PRC Yuhe entered into an agreement with Shandong Meiweite Food Ltd. and purchased land use rights for 45 years to an area covering 26,666 square meters.  According to the agreement, the total consideration for the sale and purchase is RMB 10 million, approximately equivalent to $1.5 million, and a sum of RMB 9 million, approximately equivalent to $1.3 million, has been paid according to the terms of such agreement.  PRC Yuhe will manage and utilize the land to build a new hatchery next year, bringing the total number of hatcheries to three by the end of 2009.

Purchase of Breeding Farms Nos. 3 & 4
On June 7, 2008, PRC Yuhe entered into an agreement with Shandong Anrui Poultry Feed Ltd., and purchased land and the building on it for a total consideration of RMB 17 million, approximately equivalent to $2.5 million, and a sum of RMB 16 million, approximately equivalent to $2.4 million, has been paid according to the terms of such agreement. PRC Yuhe will utilize this facility as one of its breeding farms without the need to pay for lease payments after such agreement was signed.  PRC Yuhe will have avoided annual lease payments by $500,000.  The capacity of this breeding farm is 100,000 sets of parent broilers.

Construction of Breeding Farm No. 1
On August 15, 2008, PRC Yuhe completed construction work and facilities to set up the southern farm of breeding farm No 1.  On August 30, 2008, PRC Yuhe purchased 100,000 sets of parent breeders and began to feed.  By the end of September 2008, PRC Yuhe has spent RMB 29 million, approximately equivalent to $4.5 million, to build breeding farm No 1.  The breeding farm can be split into the southern and the northern regions.  PRC Yuhe looks forward to completing the northern farm construction work and facilities to set up by the end of January in 2009; and beginning to breed parent broilers in the northern region by the end of February in 2009.  The residual scheduled payment is RMB 6 million, equivalent to $0.9 million, for the building and facilities; and RMB 4.9 million, approximately equivalent to $0.75 million, in machineries.  The capacity of the northern factory is 140,000 sets of parent broilers

WEIFANG YUHE POULTRY CO., LTD

FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
(Stated in US dollars)

WEIFANG YUHE POULTRY CO., LTD

CONTENTS	PAGES

CONSOLIDATED BALANCE SHEETS	F-58 to F-59

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) (UNAUDITED)	F-60

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)	F-61

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	F-62 to F-79

WEIFANG YUHE POULTRY CO., LTD

CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2007 AND DECEMBER 31, 2006
(Stated in US Dollars)

	Note	9/30/2007	12/31/2006
		(Unaudited)
ASSETS
Current assets
Cash and cash equivalents		$41,009	$563,062
Accounts receivable		1,524
Inventories	3	3,522,886	3,362,941
Advances to suppliers		1,785,721	471,791

Total current assets		$5,351,140	$4,397,794
Prepaid deposits		279,842	143,106
Other receivables, net	4	549,195	1,952,118
Unlisted investments	5	267,373	1,207,099
Plant and equipment, net	6	13,705,734	13,035,768
Intangible assets, net	7	2,419,642	2,365,384
Due from related companies	8	8,327,210	$4,127,520
Due from directors	9	126,296	-
Deferred expenses		509,735	463,922

TOTAL ASSETS		$31,536,167	$27,692,711

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable		$7,281,554	$7,352,688
Current portion of long term
liabilities	13	266,042	5,219,060
Loans payables	10	2,999,484	4,882,907
Payroll and payroll related liabilities		98,022	424,317
Accrued expenses		516,805	96,938
Advances from customers		17,754	5,544
Tax payables		128,978	115,580
Due to related companies	11	-	2,567,739

Total current liabilities		$11,308,639	$20,664,773

See accompanying notes to consolidated financial statements

WEIFANG YUHE POULTRY CO., LTD

CONSOLIDATED BALANCE SHEETS (Continued)
SEPTEMBER 30, 2007 AND DECEMBER 31, 2006
(Stated in US Dollars)

	Note	9/30/2007	12/31/2006
		(Unaudited)

Long term liabilities	13	$9,947,883	$4,603,032

TOTAL LIABILITIES		$21,256,522	$25,267,805

Commitments and contingencies	18	$-	$-

Minority interests		$225,503	$263,144

STOCKHOLDERS’ EQUITY
Registered capital	12	$482,713	$482,713
Additional paid in capital		6,681,775	4,403,806
Retained earnings (deficits)		2,092,028	(2,957,922)
Accumulated other comprehensive
income		797,626	233,165

		$10,054,142	$2,161,762

TOTAL LIABILITIES AND
STOCKHOLDERS’ EQUITY		$31,536,167	$27,692,711

See accompanying notes to consolidated financial statements

WEIFANG YUHE POULTRY CO., LTD

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE
INCOME (LOSS) (UNAUDITED)
FOR THE NINE-MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
(Stated in US Dollars)

	Note	2007	2006
		(Unaudited)

Net revenues		$16,215,151	$9,082,394
Cost of revenues		(9,185,871)	(11,494,790)

Gross profit (loss)		$7,029,280	$(2,412,396)
Operating expenses:
Selling		(261,859)	(461,229)
General and administrative		(964,180)	(969,873)

Operating income (loss)		$5,803,241	$(3,843,498)
Other income (expenses):
Interest income		608	9,442
Interest expenses		(691,048)	(708,481)
Investment losses		(100,492)	(106,915)
Loss on disposal of fixed assets		-	(70,087)

Income (loss) before income taxes		$5,012,309	$(4,719,539)

Income taxes	14	-	-

Net income (loss) before minority interests		$5,012,309	$(4,719,539)

Minority interests loss		37,641	19,196

Net income (loss)		$5,049,950	$(4,700,343)

Other comprehensive income:
Foreign currency translation adjustment		564,461	142,535

Comprehensive income (loss)		$5,614,411	$(4,557,808)

See accompanying notes to consolidated financial statements

WEIFANG YUHE POULTRY CO., LTD

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE NINE-MONTHS ENDED SEPTEMBER 30, 2007
(Stated in US Dollars)

				Accumulated
		Additional	Retained	other
	Registered	paid-in	earnings	comprehensive
	capital	capital	(deficits)	income	Total
Balance, January 1, 2007	$482,713	$4,403,806	$(2,957,922)	$233,165	$2,161,762
Net profit Assumsion of company	-	-	5,049,950	-	5,049,950
debt by shareholder	-	2,277,969	-	-	2,277,969
Foreign currency translation adjustment	-	-	-	564,461	564,461
Balance, September 30, 2007	$482,713	$6,681,775	$2,092,028	$797,626	$10,054,142

See accompanying notes to consolidated financial statements

WEIFANG YUHE POULTRY CO., LTD

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE NINE-MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
(Stated in US Dollars)

	2007	2006
Cash flows from operating activities
Net income (loss)	$5,049,950	$(4,700,343)
Depreciation	1,127,964	1,046,145
Amortization	90,068	44,800
Minority interests	(37,641)	(19,196)
Allowances for bad debt	210,997	148,843
Loss on disposal of fixed assets	-	70,087
Written off of inventories	-	1,022,431
Loss on investments	100,492	106,915
Adjustments to reconcile net income
(loss) to net cash used in operating
activities
Accounts receivable	(1,493)	417
Advances to suppliers	(1,268,423)	(555,031)
Prepaid deposits	(128,328)	146,363
Inventories	(25,255)	18,672
Deferred expenses	(26,743)	181,802
Accounts payable	(356,946)	3,924,936
Payroll and payroll related liabilities	(336,150)	142,601
Accrued expenses	407,428	(55,372)
Advances from customers	11,742	5,416
Tax payables	8,604	68,776

Net cash provided by operating activities	$4,826,266	$1,598,262

Cash flows from investing activities
Purchase of plant and equipment	$(565,960)	$(62,109)
Sale of plant and equipment	-	1,486,599
Sale of equity investments	867,034	-
Advances to loans receivables	(107,807)	(193,625)
Proceeds for sales of henhouses	1,347,098	-
Advances to directors	(123,694)	-
Advances to related parties receivables	(3,951,889)	(2,132,089)
Invest in land usage right	(50,790)	-
Net cash (used in) investing activities	$(2,586,008)	$(901,224)

WEIFANG YUHE POULTRY CO., LTD

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (Continued)
FOR THE NINE-MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
(Stated in US Dollars)

Cash flows from financing activities
Repayments to loans payables	$(765,454)	$(588,299)
Proceeds from loans payables	315,278	-
Repayment to related parties payables	(2,323,378)	(420,271)
Net cash provided by (use in) financing activities	$(2,773,554)	$(1,008,570)

Effect of foreign currency translation on cash and cash equivalents	11,243	2,602

Decrease in cash and cash equivalents	(522,053)	(308,930)

Cash and cash equivalents–beginning of period	563,062	437,677

Cash and cash equivalents–end of period	$41,009	$128,747

Supplementary cash flow information:
Interest paid	$896,587	$419,909

Non-cash investing and financing activities:

1.	During nine-month ended September 30, 2007 and 2006, fixed asset additions financed with loans payables of $708,843 and $1,090,957, respectively.

2.	During nine-month ended September 30, 2007, additional paid-in capital $2,277,969 was recorded when shareholder assumed the company debt.

See accompanying notes to consolidated financial statements

WEIFANG YUHE POULTRY CO., LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

1.	ORGANIZATION AND PRINCIPAL ACTIVITIES

Weifang Yuhe Poultry Co., Ltd, "the Company" was established in Weifang, Shandong of the People’s Republic of China, the PRC as a limited company on March 8, 1996. The Company currently operates through itself and one subsidiary located in Mainland China: Weifang Taihong Feed Co., Ltd., "Taihong".

Taihong was established in Weifang, Shandong of the People’s Republic of China, the PRC, as a limited company on May 26, 2003. Pursuant to a group reorganization on September 14, 2007, the Company became the holding company of Taihong.

The Company and its subsidiary (hereinafter, collectively referred to as “the Group”) are engaged in the chick and feed production.

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

The consolidated financial statements are presented in US Dollars and include the accounts of the Company and its 56.25% subsidiary, Taihong. All significant inter-company balances and transactions are eliminated in combination.

The Company acquired its subsidiary on September 14, 2007 through a reorganization between entities under common control. Accordingly, the transaction was accounted for similar to a pooling of interests in accordance with SFAS 141 Appendix D and is presented as if it had occurred at the beginning of the first period presented. The following table depicts the identity of the subsidiary:

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

The Company guarantees a 98% survival rate of its product by delivering additional 2% of the product. The guarantee expires seven days after delivery. If the survival rate falls below 96%, the Company provides additional guarantee compensation to customers. Based on historical experience, the likelihood that survival rate falls below 96% is remote and therefore no accrued guarantee liability was recorded at year-end. The Company records guarantee expense as incurred. Guarantee expense for the nine months ended September 30, 2007 and 2006 were $7,042 and $0, respectively.

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

WEIFANG YUHE POULTRY CO., LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

The Group expensed all advertising costs as incurred. Advertising expenses for the nine-months ended September 30, 2007 and 2006 were $13,998 and $22,437 respectively.

WEIFANG YUHE POULTRY CO., LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

The Company is operating in the PRC, and in accordance with the relevant tax laws and regulations of PRC, the corporation income tax rate is 33%. However, the Company is a poultry company, and in accordance with the relevant regulations regarding the favorable tax treatment for outstanding poultry company, the Company is entitled to a tax free treatment until December 31, 2007.

The corporate income tax for the subsidiary, Weifang Taihong Feed Co., Ltd is 33%.

(q) Shipping and handling fees

Shipping and handling fees are expensed when incurred. Shipping and handling charges included in the selling expenses for the nine-months ended September 30, 2007 and 2006 were $9,025 and $23,620 respectively

(r) Statutory reserves

Statutory reserves are referred to the amount appropriated from the net income in accordance with laws or regulations, which can be used to recover losses and increase capital, as approved, and are to be used to expand production or operations.

(s) Minority interests

Minority interests refer to the 43.75% investment by third parties in the registered capital of Taihong and is not held by the Company.

WEIFANG YUHE POULTRY CO., LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

(t) Foreign currency translation

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

	9/30/2007	12/31/2006	9/30/2006
Twelve months ended RMB : US$ exchange rate	-	7.81750	-
Nine months ended RMB : US$ exchange rate	7.5176	-	7.9168
Average nine months ended RMB : US$ exchange rate	7.6758	-	8.0183
Average three months end RMB : US$ exchange rate	7.5691	-	7.9771

The RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions. No representation is made that the RMB amounts could have been, or could be, converted into US$ at the rates used in translation.

(u) Comprehensive income

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

(v) Fair value of financial instruments

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

WEIFANG YUHE POULTRY CO., LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

(w) Recent accounting pronouncements

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - an amendment of FASB Statement No. 115”. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - an amendment of FASB Statement No. 115”. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the Board’s long-term measurement objectives for accounting for financial instruments. We expect the Statement will have no material impact on our consolidated financial statements.

WEIFANG YUHE POULTRY CO., LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

3.	INVENTORIES

Inventories consist of the followings:

	9/30/2007	12/31/2006

Raw materials	$318,209	$19,131
Work in progress	3,160,919	3,060,157
Finished goods	43,758	283,653

	$3,522,886	$3,362,941

4.	OTHER RECEIVABLES, NET

Other receivables, net consist of the followings:

	9/30/2007	12/31/2006

Loan receivables	$625,531	$495,682
Henhouses sales	380,441	1,688,519

	1,005,972	2,184,201
Less: Allowances	(456,777)	(232,083)

	$549,195	$1,952,118

Other receivables are unsecured, interest free and have no fixed repayment date. Management provides for an allowance when collection of the full amount is no longer probable by establishing an allowance equivalent to 30% of gross amount of notes receivables due over 6 months and 60% of gross amount of notes receivables due over 1 year. Full provision will be made for notes receivables due over 2 years.

5.	UNLISTED INVESTMENTS

Unlisted investments are investments in Weifang Jiaweike Food Co., Ltd, “Weifang Jiaweike” and Hanting Rural Credit Cooperative, “Hanting”. Management of the Company has reviewed the unlisted investments for any impairment and determined there is no indication that the carrying amount may not be recoverable.

WEIFANG YUHE POULTRY CO., LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

5.	UNLISTED INVESTMENTS (Continued)

Investment in Weifang Jiaweike is recorded using equity method of accounting. The consolidated statement of income includes the Group's share of the post-acquisition results of Weifang Jiaweike for the year. In the consolidated balance sheet, unlisted investments Weifang Jiaweike are stated at the Group's share of the net assets of Weifang Jiaweike plus the premium paid less any discount on acquisition in so far as it has not already been amortized to the statement of income, less any identified impairment loss. The remaining 51.5% of Weifang Jiaweike was hold by Shandong Yuhe Food Group Co., Ltd from which Mr. Gao Zhentao, the director of the company is also the director

Portion of
nominal
Name of	Place	Form of	value of
associate	of	business	registered	Principal
company	registration	structure	capital	activities

Weifang Jiaweike Food Co., Ltd.	PRC	Limited company	48.5	Trading of foodstuff

Investment in Hanting is stated at cost because the Group does not have significant influence or control over this investment.

6.	PLANT AND EQUIPMENT, NET

Plant and equipment consists of the followings:

	9/30/2007	12/31/2006
At cost
Buildings	$10,234,681	$9,215,455
Machinery	5,608,125	5,452,976
Motor vehicles	413,183	411,660
Furniture and equipment	362,548	346,625

	$16,618,537	$15,426,716
Less: accumulated depreciation	(5,226,312)	(3,919,713)
Construction in progress	2,313,509	1,528,765
	$13,705,734	$13,035,768

WEIFANG YUHE POULTRY CO., LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

6.	PLANT AND EQUIPMENT, NET (Continued)

Depreciation expenses included in the cost of sales for the nine-month ended September 30, 2007 and 2006 were, $906,338 and $836,916 respectively, and included in the general and administrative expenses for the nine-month ended September 30, 2007 and 2006 were, $221,626 and $209,229 respectively.

As of September 30, 2007 and December 31, 2006, buildings and machinery of the Group were pledged as collateral under certain loan arrangements.

Interest capitalized for the construction in progress for the nine-months ended September 30, 2007 and 2006 were amounting to $80,616 and $51,812 respectively.

7.	INTANGIBLE ASSETS, NET

Intangible assets consist of the followings:

	9/30/2007	12/31/2006

Land use rights, at cost	$2,660,269	$2,571,070
Less: accumulated amortization	(240,627)	(205,686)

	$2,419,642	$2,365,384

As of September 30, 2007 and December 31, 2006, land use rights of the Group were pledged as collateral under certain loan arrangements.

Amortization expenses included in the cost of revenues for the nine-month ended September 30, 2007 and 2006 were $90,068 and $44,800 respectively.

WEIFANG YUHE POULTRY CO., LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

8.	DUE FROM RELATED COMPANIES

	9/30/2007	12/31/2006

Hefeng Green Agriculture Co., Ltd, "Hefeng Green" – Mr. Gao Zhentao, a director of the Company is also a director of Hefeng Green	$69,069	$66,419
Shandong Yuhe Food Co., Ltd, "Yuhe Group" – Mr. Gao Zhentao, a director of the Company is also a director of Yuhe Group	6,162,750	4,015,833
Shandong Yuhe New Agriculture Academy of Sciences, "Shandong Yuhe" – Mr. Gao Zhentao, a director of the Company is also a director of Shandong Yuhe	48,413	45,268
Weifang Hexing Breeding Co.,Ltd, "Weifang Hexing" – Mr. Gao Zhentao, a director of the Company is also a director of Weifang Hexing	1,983,711	-
Weifang Jiaweike Food Co.,Ltd, "Weifang Jiaweike" – Mr Gao Zhentao, a director of the Company is also a director of Weifang Jiaweike	63,267	-

	$8,327,210	$4,127,520

The amounts due from related companies are unsecured, interest free and have no fixed repayment date

9.	DUE FROM DIRECTORS

	9/30/2007	12/31/2006

Mr. Tan Yi	$6,807	$-
Mr. Gao Zhenbo	50,031	-
Mr. Gao Zhentao	69,458	-

	$126,296	$-

The amounts due from directors are unsecured, interest free and have no fixed repayment date.

10.	LOANS PAYABLES

Loans payables are loans from unrelated companies for temporary operation purposes. They are unsecured, interest free and have no fixed repayment date.

WEIFANG YUHE POULTRY CO., LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

11.	DUE TO RELATED COMPANIES

	9/30/2007	12/31/2006

Weifang Hexing Breeding Co.,Ltd, "Weifang Hexing" – Mr. Gao Zhentao, a director of the Company is also a director of Weifang Hexing	$-	$1,879,785
Weifang Jiaweike Food Co.,Ltd, "Weifang Jiaweike" – Mr. Gao Zhentao, a director of the Company is also a director of Weifang Jiaweike	-	687,954

	$-	$2,567,739

The amounts due to related companies are unsecured, interest free and have no fixed repayment date. These loans are used for working capital purposes.

12.	REGISTERED CAPITAL

As of September 30 2007 and December 31, 2006, capital contributions paid-up amounted to $482,713 (RMB4,000,000).

WEIFANG YUHE POULTRY CO., LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

13.	LONG TERM LIABILITIES

The long-term liabilities are denominated in Chinese Renminbi and are presented in US dollars as follows:

	9/30/2007	12/31/2006
Loans from Nansun Rural Credit, interest rate at 9.22% to 10.51% per annum, due from Dec 10, 07 to May 17, 10	$6,651,059	$-
due from Mar 23, 07 to Nov 28, 08	-	8,608,890

Loans from Shuangyang Rural Credit interest rate at 9.33% per annum, due on Oct 12, 08	864,638	831,468

Loans from Hanting Kaiyuan Rural Credit Cooperative, interest rate at 9.22% to 13.31% per annum, due from Nov 28, 08 to Jan 10, 09	2,301,266	-

Loans from Hanting Rural Credit Cooperative, interest rate at 8.19% per annum, due from Nov 8, 09	396,962	381,734

	$10,213,925	$9,822,092
Less: current portion of long term liabilities	(266,042)	(5,219,060)

	$9,947,883	$4,603,032

Future maturities of long-term loans are as follows:

	9/30/2007	12/31/2006

2007	266,042	5,219,060
2008	5,254,336	4,221,299
2009	1,368,017	381,733
2010	3,325,530	-

	$10,213,925	$9,822,092

WEIFANG YUHE POULTRY CO., LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

14.	INCOME TAX

No deferred tax has been provided as there is no material temporary differences arising during the nine-month ended September 2007 and for the year ended December 31, 2006.

The Company is operating in the PRC, and in accordance with the relevant tax laws and regulations of PRC, the corporation income tax rate is 33%. However, the Company is an agricultural company, and in accordance with the relevant regulations regarding the tax exemption, the Company is tax-exempt as long as it is registered as an agricultural entity.

Taihong has been currently operating at a loss. Therefore, no tax has been provided.

15.	RELATED PARTIES TRANSACTIONS

The following material transactions with related parties during the years were in the opinion of the directors, carried out in the ordinary course of business and on normal commercial terms:

	9/30/2007	12/31/2006

Sales of goods to a related company	$-	$266,725

Sales to Weifang Hexing Breeding Co.,Ltd, a related company, for the nine-month ended September 2007 and for the year ended December 31, 2006 was nil and $266,725 respectively.

WEIFANG YUHE POULTRY CO., LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

16.	FAIR VALUE OF FINANCIAL INSTRUMENTS

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

17.  SIGNIFICANT CONCENTRATIONS AND RISK

(a)  Customers Concentrations

The Group did not have any customer that individually comprised 10% or more of net revenue for the nine-month ended September 30, 2007 and for the year ended December 31, 2006.

(b) Credit Risk

Financial instruments that potentially subject the Company to significant concentration of credit risk consist primarily of cash and cash equivalents. As of September 30, 2007 and December 31, 2006, substantially all of the Company’s cash and cash equivalents were held by major financial institutions located in the PRC, which management believes are of high credit quality.

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

18.  COMMITMENTS AND CONTINGENCIES

The Group has given guarantee to the following parties as at September 30, 2007 which are summarized as follows:

Weifang Sansong Food Co., Ltd – a non-related party	$385,761
Shandong Yuhe Food Group Co., Ltd – shareholder of the Company	2,128,339
Shandong Dongxiang Logistic Co., Ltd – a non-related party	266,042
Weifang Yibang Commerce Co., Ltd – a non-related party	332,553

$3,112,695

Management has assessed the fair value of the obligation arising from the above financial guarantees and considered it is remote to affect the consolidated financial statements according to their previous experiences. Therefore, no obligations in respect of the above guarantees were recognized as of September 30, 2007.

The Company did not give further guarantee to Weifang Sansong Food Co., Ltd when the guarantee was expired on November 26, 2007.

WEIFANG YUHE POULTRY CO., LTD
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

19.  BUSINESS SEGMENTS

The Company’s operations are classified into two principal reportable segments that provide different products or services.  Weifang is engaged in the business of breeding chicks while Taihong is engaged in the business of feed production, in which most of the product were used internally.  Separate management of each segment is required because each business unit is subject to different production and technology strategies.

Reportable Segments

	Production of	Production of	Production of	Production of
	chicks (Weifang)	feeds (Taihong)	chicks (Weifang)	chicks (Weifang)	Total
	For the nine months ended		For the nine months ended		For the nine months ended	For the nine months ended
	September 30, 2007		September 30, 2006		September 30, 2007	September 30, 2006
External revenue	$15,998,703	$216,448	$8,046,249	$1,036,145	$16,215,151	$9,082,394
Inters egment revenue	-	5,095,083		4,482,607	5,095,083	4,482,607
Interest income	572	36	9,337	105	608	9,442
Interest expense	(280,788)	(410,260)	(317,553)	(390,928)	(691,048)	(708,481)
Depreciation and amortization	(1,085,228)	(132,804)	(987,939)	(103,006)	(1,218,032)	(1,090,945)
Net profit/(loss)	5,098,346	-86,037	(4,675,662)	(43,877)	5,012,309	(4,719,539)
Assets	-	-	-	-	-	-
Expenditures for long-lived assets	565,561	399	61,165	944	565,960	62,109

Note: Intersegment revenue of $5,095,083 and $4,482,607 was eliminated in consolidation for the nine months ended September 30, 2007 and 2006, respectively.

The Group’s operations are located in the PRC. All revenue is from customers in the PRC. All of the company’s assets are located in the PRC. Accordingly, no analysis of the Group's sales and assets by geographical market is presented.

20.  SUBSEQUENT EVENT

At December 10, 2007, loan from Nansun Rural Credit of $266,042, was refinanced at interest rate of 10.68% and due on December 2009.

YUHE INTERNATIONAL, INC.

UNAUDITED PRO FORMA CONSOLIDATED FINANCIAL STATEMENTS

YUHE INTERNATIONAL, INC.

UNAUDITED PRO FORMA CONSOLIDATED FINANCIAL STATEMENTS

Basis of Presentation

On March 12, 2008, Yuhe International, Inc. entered into a Share Exchange Agreement with Bright Stand International Co. Ltd. and its stockholders, pursuant to which Yuhe International, Inc. acquired all of the issued and outstanding capital stock of Bright Stand International Co. Ltd. in exchange for a total of 8,626,236 shares of our common stock, constituting 56% shares of Yuhe International, Inc. issued and outstanding common stock at the time of the merger agreement, $0.001 par value per share.

Yuhe International, Inc. completed the acquisition of Bright Stand International Co. Ltd., pursuant to the Merger Agreement in March 2008. The acquisition was accounted for as a reverse merger effected by a share exchange, wherein Bright Stand International Co. Ltd. was considered the acquirer for accounting and financial reporting purposes.

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

Due to the fact that there was no trading and shareholding relationship between Yuhe International, Inc. with Bright Stand International Co. Ltd. before the share exchange, in the opinion of management, no pro forma adjustment directly attributable to the share exchange contemplated by the Agreement is to be made to the unaudited pro forma consolidated statements of operations of Yuhe International, Inc.

YUHE INTERNATIONAL, INC.
UNAUDITED PRO FORMA CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008

	Pro forma for the period from January 1, 2008 to March 31, 2008	As reported from April 1, 2008 to June 30, 2008	As reported from July 1, 2008 to September 30, 2008	Pro forma Adjustment	Pro forma Total

Net revenues	$2,594,880	$5,604,931	$9,609,781	$	$17,809,592
Cost of revenue	(2,212,145)	(3,768,540)	(7,089,355)		(13,070,040)
Gross profit	382,735	1,836,391	2,520,426		4,739,552

Operating expenses
Selling expenses	(77,537)	(96,291)	(135,658)		(309,486)
General and administrative expenses	(383,664)	(457,961)	(781,247)		(1,622,872)
Bad debts recovery	233,038	73,770	554,188		860,996
Total operating expenses	(228,163)	(480,482)	(362,717)		(1,071,362)

Income from operations	154,572	1,355,909	2,157,709		3,668,190

Non-operating income (expenses)
Interest income	163	4,297	63		4,523
Other income	11,504	93,662	93,062		198,228
Interest expenses	(266,641)	(262,646)	(320,048)		(849,335)
Other expenses	(30,545)	(26,078)	-		(56,623)

Total other income (expenses)	(285,519)	(190,765)	(226,923)		(703,207)

Net Income (loss) before income tax	(130,947)	1,165,144	1,930,786		2,964,983
Income Tax	-	-	-		-

Net income (loss)	$(130,947)	$1,165,144	$1,930,786	$	$2,964,983

Earnings per share
Basic	(0.01)	0.07	0.12		$0.22
Diluted	(0.01)	0.07	0.12		$0.21

Weighted average shares outstanding
Basic	10,146,353	15,543,330	15,543,330		13,750,966
Diluted	10,146,353	15,868,739	15,989,256		13,985,255

YUHE INTERNATIONAL, INC.
UNAUDITED PRO FORMA CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007

	For the Nine Months Ended September 30, 2007	For the Three Months Ended September 30, 2007
Net revenues	$16,215,151	$10,177,834
Cost of revenue	(9,185,871)	(4,189,523)
Gross profit	7,029,280	5,988,311

Operating expenses
Selling	(261,859)	(107,299)
General and administrative	(966,390)	(444,991)
Total operating expenses	(1,228,249)	(552,290)

Income from operations	5,801,031	5,436,021

Non-operating income (expense)
Interest income	608	357
Other income	17,987	-
Interest expenses	(691,048)	(168,515)
Other expenses	(116,269)	(65,657)

Total other expenses	(788,722)	(233,815)

Net income before income tax	5,012,309	5,202,206
Income Tax	-	-

Net income	$5,012,309	$5,202,206

Earnings per share
Basic	$0.58	$0.60
Diluted	$0.58	$0.60

Weighted average shares outstanding
Basic	8,626,318	8,626,318
Diluted	8,626,318	8,626,318

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Special Note Regarding Forward Looking Statements

This Quarterly Report on Form 10-Q, including the following “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements that are based on the beliefs of the Company’s management and involve risks and uncertainties, as well as assumptions that, if they ever materialize or prove incorrect, could cause the results of the Company to differ materially from those expressed or implied by such forward-looking statements. The words “believe,” “expect,” “anticipate,” “project,” “targets,” “optimistic,” “intend,” “aim,” “will” or similar expressions are intended to identify forward-looking statements. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including statements regarding new and existing products, technologies and opportunities; statements regarding market and industry segment growth and demand and acceptance of new and existing products; any projections of sales, earnings, revenue, margins or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements regarding future economic conditions or performance; uncertainties related to conducting business in China; any statements of belief or intention; any of the factors mentioned in the “Risk Factors” section of the Company’s S-1 or amendment thereof or annual report on Form 10-K; and any statements of assumptions underlying any of the foregoing. Except as otherwise indicated by the context, references in this report to the “Company,” “Yuhe International,” “we,” “us,” or “our,” are references to the combined business of Yuhe International, Inc. and its subsidiaries, except in the “Management’s Discussion And Analysis of Financial Condition And Results of Operation” where all historical financial information prior to March 12, 2008 refers to Weifang Yuhe Poultry Co. Ltd., “PRC Yuhe”, which includes the accounts of Weifang Taihong Feed Co. Ltd., “Taihong”.

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

Mr. Kunio Yamamoto, Pinnacle Fund, L.P., Black River Small Capitalization Fund Ltd., Ardsley Partners Fund II, LP and Halter Financial Investments, L.P. are our significant shareholders. As of September 30, 2008, Mr. Yamamoto owned 49.2%, Pinnacle Fund, L.P. owned 15.6%, Black River Small Capitalization Fund Ltd. owned 14.6%, Ardsley Partners Fund II, LP owned 7.3% and Halter Financial Investments, L.P. owned 6.1% of the total outstanding shares of our common stock.

The following chart depicts our organizational structure:

We did not become engaged in the day-old broiler business until March 12, 2008. Effective March 12, 2008, we closed an Exchange Agreement with Bright Stand and Kunio Yamamoto, a citizen of Japan, the sole former shareholder of Bright Stand. Pursuant to the terms of the Exchange Agreement, we acquired all of the outstanding capital stock of Bright Stand from Mr. Yamamoto in exchange for 126,857,134 shares of our common stock, equivalent to 8,626,318 post-split shares. At the closing, Bright Stand became our wholly-owned subsidiary. Immediately following the closing of the Exchange Agreement, Mr. Yamamoto owned 126,857,134 shares of our common stock, equivalent to 8,626,318 post-split shares.

Upon the closing of the Exchange Agreement, we gained operating control over PRC Yuhe and Taihong. PRC Yuhe has been owned by Bright Stand since January 31, 2008. Taihong has been owned by PRC Yuhe and Bright Stand since January 31, 2008. Before the closing of the Exchange Agreement, we were known as First Growth Investors, Inc., and were originally formed for the purposes of buying, selling and investing in vintage wines, which was our business from 1997 through December 31, 2003. We had no operations from January 1, 2004 until the closing of the Exchange Agreement.

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

Results of Operations

We have provided below a discussion of our results of operations, as a result of our control and ownership of our subsidiaries, PRC Yuhe and Taihong, and other factors. We have consolidated the results of PRC Yuhe and Taihong into our Consolidated Financial Statements from February 1, 2008 to September 30, 2008. For comparison purposes, we have provided a Consolidated Statement of Operations for the nine months ended September 30, 2007 to provide comparable presentation to our reported results for the nine months ended September 30, 2008. We believe that providing this financial statement as if we had consolidated PRC Yuhe and Taihong may assist investors in assessing performance between periods and in developing expectations of future performance.

Three Months Ended September 30, 2008 Compared to Three Months Ended September 30, 2007

Discussion and analysis below is for the three months ended September 30, 2008, and the comparative three months period ended September 30, 2007. We use these items in internal performance measures to analyze performance between periods, develop internal projections and measure management performance.

	All amounts,	As a	All amounts, other than		Increase/	Increase/
	other than	percentage of	percentage,		(Decrease)	(Decrease)
	percentage, in	net revenues	in U.S. dollars		Dollar ($)	Percentage
	U.S. dollars
	For the three	For the three	For the three		For the three	For the three
	months ended	months ended	months ended		months ended	months ended
	Sept 30	Sept 30	Sept 30		Sept 30	Sept 30
	2008	2008	2007		2008	2007
	(As reported)		(Pro forma)
Sales revenue	9,609,781	100.0%	10,177,834	100.0%	(568,053)	-5.6%
Costs of goods sold	7,089,355	73.8%	4,189,523	41.2%	2,899,832	69.2%
Gross profit	2,520,427	26.2%	5,988,311	58.8%	(3,467,884)	-57.9%
Bad debts recovery	(554,188)	-5.8%	-	0.0%	(554,188)	0.0%
Selling expenses	135,658	1.4%	107,299	1.1%	28,359	26.4%
General and administrative expenses	781,247	8.1%	444,991	4.4%	336,256	75.6%
Operating income	2,157,709	22.5%	5,436,021	53.4%	(3,278,312)	-60.3%
Interest income	63	0.0%	357	0.0%	(294)	-82.3%
Other income	93,062	1.0%	-	0.0%	93,062	0.0%
Interest expenses	320,048	3.3%	168,515	1.7%	151,533	89.9%
Other expenses		0.0%	65,657	0.6%	(65,657)	0.0%
Income taxes	-	0.0%	-	0.0%	-
Net income	1,930,786	20.1%	5,202,206	51.1%	(3,271,420)	-62.9%

Net revenue

Sales revenue of $9.6 million represents sales of day-old broilers of $8.9 million with volume of 23.93 million, sales of broiler by-products of $0.49 million and sales of feed of $0.13 million, for the three months ended September 30, 2008.

Sales revenue decreased by $0.57 million, or 5.6%, to $9.6 million for the three months ended September 30, 2008 from $10.2 million for the three months ended September 30, 2007. The decrease was mainly driven by the decrease in sales price of the day-old broilers sold,, from 4.37 RMB in average for the three months ended September 30, 2007 to 2.57 RMB in average for the three months ended September 30, 2008, or a 41% decrease in sales price.. The monthly average price in July, August and September were 1.11, 2.71 and 3.21 RMB per day-old broiler. The average sales price in July was even lower than the unit cost for day-old broilers. The sharp price decline in July was a result of the temporarily closure of many chicken slaughters in North of China during June and July to conserve power supply for the Olympic game. After July, the volume increased from 16.5 million to 23.9 million, or by 45%, which compensated the decline of the selling price.

Sales revenue of broiler by-products is $ 0.49 million, or 5% of the total revenue. It consists of $0.12 million sales of eggs, $0.33 million sales of retired breeder, and $36,000 of others. Sales of broiler by-products increased $0.42 million, from $0.07 million for the three months ended September 30, 2007 to $0.49 million for the three months ended September 30, 2008. The increase was mainly driven by the increase in sales volume of retired breeder stocks by 0.26 million kilograms.

Since almost all the products of Taihong were supplied to its parent, PRC Yuhe, revenue contributed from Taihong’s external sales comprised only approximately 1% of our total revenues for the three months ended September 30, 2008.

Cost of revenues

Our cost of revenues amounted to approximately $7.1 million, or approximately 74% of our sales revenue, for the three months ended September 30, 2008.

Our cost of revenues increased by $2.9 million, or 69%, to $7.1 million for the three months ended September 30, 2008 from $4.2 million for the three months ended September 30, 2007. The main reason for the increase in the cost of revenues was the rise in sales volume. In addition, the cost for retired breeders was included in cost for the three months ended September 30, 2008; there were no sales of retired breeders in the same period in 2007.

The unit cost per day-old broiler was 1.97 RMB for the three months ended September 30, 2008 compared to 1.99 RMB for the three months ended September 30, 2007. The main reason for the decline of unit cost is due to the breeders experiencing peak productivity season in the third quarter 2008. The unit cost in the second quarter in fiscal year 2008 and 2007 is 2.29 RMB and 2.16 RMB individually.

As a percentage of net revenues, the cost of revenues increased by 33%, from 41% for the three months ended September 30, 2007, to 74% for the three months ended September 30, 2008. The increase in cost of revenues as a percentage of net revenues was due to the sharp decline in selling price in July as discussed above.

Gross profits

The gross profit amounted to approximately $2.5 million for the three months ended September 30, 2008.

Our gross profit decreased by $3.5 million to $2.5 million for the three months ended September 30, 2008 from gross profit of $6.0 million for the three months ended September 30, 2007.  Gross profit as a percentage of net revenues was 26% for the three months ended September 30, 2008, as compared to 59% for the three months ended September 30, 2007. The decrease was mainly attributable to the decline in sales price of the day-old broilers which we discussed above.

General and administrative expenses

Our General and administrative expenses amounted to approximately $781,000 for the three months ended September 30, 2008. It comprised mainly of human resources and related expenses of approximately $94,000, representing 25% of total general and administrative expenses, utility expenses of $114,000, representing 17% of total general and administrative expenses, and transportation expenses of $19,000, representing 8% of total general and administrative expenses. In addition, there was approximately $238,000 professional fee to investor relation firm, legal consultants and audit fee. General and administrative expenses also include stock based compensation expense of $183,000.

The General and administrative expenses increased approximately $336,000, or 76%, to $781,000 for the three months ended September 30, 2008 from $445,000 for the three months ended September 30, 2007. The increase in general and administrative expenses was mainly due to public company related expense such as professional fee and stock based compensation expense.

Bad Debts Recovery

During the three months ended September 30, 2008, bad debts recovery was $554,188. Bad debts recovery represents recovery of other receivables previously written off.

Selling Expense

Our selling expenses amounted to approximately $136,000 for the three months ended September 30, 2008. It comprised mainly of packaging expenses of approximately $95,000, representing 73% of total selling expenses. Human resources and related expenses of approximately $15,000, representing 12% of total selling expenses, and travel expense of $17,000, representing 13% of total selling expenses.

Our selling expenses increased by $29,000, or 26%, to $136,000 for the three months ended September 30, 2008 from $107,000 for the same period in 2007. The increase in selling expenses corresponds with the increase in sales volume from 16.5 million day-old broilers to 23.9 million day-old broilers. As a percentage of net revenues, selling expenses increased to 1.4% for the three months ended September 30, 2008 as compared to 1.1% for the three months ended September 30, 2007.

Interest expenses

Interest expenses amounted to approximately $320,000 for the three months ended September 30, 2008. Interest expenses consisted primarily of interest on bank loans. Interest expenses increased $151,000 to $320,000 for the three months ended September 30, 2008 from $169,000 for the three months ended September 30, 2007. The increase is partially attributable to the non-existence of some of the loans for the full period in 2007, resulting in lower interest expense for the comparable period in 2007. In addition, interest rates on some of the loans have increased compared to the same period in 2007. As we expect to extend or roll over the loans as they come due in the near future, the interest on bank loans will fluctuate depending on the interest rate environment.

Provision for Income Taxes

PRC Yuhe was entitled to an exemption from Chinese enterprises income tax (EIT) as a poultry producer. As a result, PRC Yuhe incurred no income tax expense for the three months ended September 30, 2008 and 2007.

In accordance with the relevant tax laws and regulations of PRC, our other PRC subsidiary Taihong is subject to the enterprise income tax rate of 25%. Since Taihong has been operating at a loss, there was no tax expense incurred for the three months ended September 30, 2008.

Other income

Other income amounted to $93,000 for the three months ended September 30, 2008. It is related to refunds from suppliers of the parent breeder due to quality reason.

Net profit

Net profit amounted to approximately $1.93 million for the three months ended September 30, 2008. Net profit decreased by $3.27 million to $1.93 million for the three months ended September 30, 2008 from net profit of $5.20 million for the three months ended September 30, 2007, as a result of the factors described above.

Nine Months Ended September 30, 2008 Compared to Nine Months Ended September 30, 2007

We have consolidated the results of PRC Yuhe and Taihong into our Consolidated Financial Statements from February 1, 2008 to September 30, 2008. For comparison purposes, we have provided a Consolidated Statement of Operations for both nine months ended September 30, 2008 and 2007 to provide comparable presentation to our reported results for the nine months ended September 30, 2008 and 2007. We believe that providing this financial statement as if we had consolidated PRC Yuhe and Taihong may assist investors in assessing performance between periods and in developing expectations of future performance.

	All amounts,	As a					Increase/	Increase/
	other than	percentage of					(Decrease)	(Decrease)
	percentage, in	net revenues	All amounts, other than				Dollar ($)	Percentage
	U.S. dollars		percentage, in U.S. dollars
YTD	For the nine	For the nine	For the nine		For the nine		For the nine	For the three
	months ended	months ended	months ended		months ended		months ended	months ended
	Sept 30	Sept 30	Sept 30		Sept 30		Sept 30	Sept 30
	2008	2008	2008		2007		2008	2007
	(As reported)		(Pro forma)		(Pro forma)
Sales revenue	16,318,263	100.0%	17,809,592	100.0%	16,215,151	100.0%	1,594,441	9.8%
Costs of goods sold	11,732,602	71.9%	13,070,040	73.4%	9,185,871	56.6%	3,884,169	42.3%
Gross profit	4,585,661	28.1%	4,739,552	26.6%	7,029,280	43.4%	(2,289,728)	-32.6%
Bad debts recovery	(641,103)	-3.9%	(860,996)	-4.8%	-	0.0%	(860,996)	0.0%
Selling expenses	280,489	1.7%	309,486	1.7%	261,859	1.6%	47,627	18.2%
General and administra	1,500,458	9.2%	1,622,872	9.1%	966,390	6.0%	656,482	67.9%
Operating income	3,445,817	21.1%	3,668,190	20.6%	5,801,031	35.8%	(2,132,841)	-36.8%
Interest income	4,518	0.0%	4,523	0.0%	608	0.0%	3,915	644.0%
Other income	192,624	1.2%	198,228	1.1%	17,987	0.1%	180,241	1002.1%
Interest expenses	763,168	4.7%	849,335	4.8%	691,048	4.3%	158,287	22.9%
Other expenses	56,342	0.3%	56,623	0.3%	116,269	0.7%	(59,646)	-50.3%
Income taxes	-	0.0%	-	0.0%	-	0.0%	-
Net income	2,823,449	17.3%	2,964,983	16.6%	5,012,309	30.9%	(2,047,326)	40.8%

Net revenue (As reported). Sales revenue of $16.3 million represents sales of 37 million day-old broilers from the period February 1, 2008 to September 30, 2008.

Net revenue (Pro forma). Sales revenue increased by $1.59 million, or 9.8%, to $17.8 million for the nine months ended September 30, 2008 from $16.2 million for the nine months ended September 30, 2007. The increase was driven by the increase in sales volume of 9 million day-old broilers, or 28%, from 32 million birds for the nine months ended September 30, 2007 to 41 million birds for the nine months ended September 30, 2008. The increase in sales volume is partially offset by the decrease in selling price of day-old broilers from 3.6 RMB per bird for the nine months ended September 30, 2007 to approximately 2.82 RMB per bird for the nine months ended September 30, 2008.. The increase in sales volume was a result of increase in the purchase of new breeder stock which has now grown up to reach maturity level in the third quarter of 2008. The price decline was primarily the result of the temporary closure of chicken slaughters in June and July we discussed above.

Cost of revenues (As reported). Our cost of revenues amounted to approximately $11.7 million, or representing approximately 72% of our sales revenue from the period February 1, 2008 to September 30, 2008.

Cost of revenues (Pro forma). Our cost of revenues increased by $3.9 million, or 42%, to $13.1 million for the nine months ended September 30, 2008 from $9.2 million for the nine months ended September 30, 2007. The main reason for the increase in the cost of revenues was the increase in sales volume. In addition, the cost for retired breeders was included in cost for the nine months ended September 30, 2008; there were no sales of retired breeders in the same period in 2007.

As a percentage of net revenues, the cost of revenues increased by 17%, from 56% for the nine months ended September 30, 2007, to 73% for the nine months ended September 30, 2008. The increase in cost of revenues as a percentage of net revenues was mainly due to a decrease in the day old broiler’s selling price in the third quarter, as we discussed above.

Gross profits (As reported). The gross profit amounted to approximately $4.6 million from the period February 1, 2008 to September 30, 2008. Gross profit as a percentage of net revenues was approximately 28.1% from the period February 1, 2008 to September 30, 2008.

Gross profit (Pro forma). Our gross profit decreased by $2.3 million to $4.7 million for the nine months ended September 30, 2008 from $7.0 million for the nine months ended September 30, 2007.  Gross profit as a percentage of net revenues was 27% for the nine months ended September 30, 2008, as compared to 43% for the nine months ended September 30, 2007. The decrease was mainly attributable to the decline in sales price of our day-old broilers which was discussed above.

General and administrative expenses (As reported). The General and administrative expenses amounted to approximately $1.5 million from the period February 1, 2008 to September 30, 2008.

General and administrative expenses (Pro forma).   The General and administrative expenses increased $656,000, or 68%, to $1.6 million for the nine months ended September 30, 2008 from $966,000 for the nine months ended September 30, 2007. The increase in general and administrative expenses was mainly due to the public company related expense in this fiscal year.

Bad Debts Recovery

During the nine months ended September 30, 2008, bad debts recovery was approximately $641,000 (as reported) and $861.000 (pro forma). Bad debts recovery represents recovery of other receivables previously written off.

Selling Expenses (As reported). Our selling expenses amounted to $280,000 from the period February 1, 2008 to September 30, 2008.

Selling Expenses (Pro forma). Our selling expenses increased by $48,000, or 18%, to $309,000 for the nine months ended September 30, 2008 from $262,000 for the same period in 2007. Selling expenses consisted of packaging expenses, payroll and traveling expenses. The increase in selling expenses was primarily due to the increase in sales volume. As a percentage of net revenues, selling expenses remain at 2% for the nine months ended September 30, 2008 and 2007.

Interest expenses (As reported). Interest expenses amounted to approximately $763,000 from the period February 1, 2008 to September 30, 2008. Interest expenses consisted primarily of interest on bank loans.

Interest expenses (Pro forma). Interest expenses increased $158,000 to $849,000 for the nine months ended September 30, 2008 from $691,000 for the nine months ended September 30, 2007. Interest expenses consisted primarily of interest on bank loans. The increase in interest expense was due to $5.7 million of the $10.8 million bank loans not outstanding for the full nine months in 2007 while they were outstanding for the full nine months in 2008. Therefore, interest expense was higher for the nine months ended September 30, 2008 compared to 2007.

Net profit   (As reported). Net profit amounted to approximately $2.8 million from the period February 1, 2008 to September 30, 2008, as a result of the factors described above.

Net profit (Pro forma). Net profit decreased by $2.0 million to $3 million for the nine months ended September 30, 2008 from $5.0 million for the nine months ended September 30, 2007, as a result of the factors described above.

Liquidity and Capital Resources

For the period from February 1, 2008 to September 30, 2008

We expect that our present working capital will meet our foreseeable working capital needs for the next 12 months from the date of this filing.

In support of our long-term business plan, we already arranged a private placement on March 12, 2008 of $18,000,000 with net amount of $15,359,523 that we received up to September 30, 2008. This fund will be used for our foreseeable expansion in 2008 and 2009.

General
As of September 30, 2008, we had cash and cash equivalents of approximately $6,419,671. The following table provides detailed information about our net cash flow for the nine months period ended September 30, 2008.

Nine months ended September 30, 2008

Net cash (used in) operating activities	(3,018,153)
Net cash (used in) investing activities	(20,538,758)
Net cash provided by financing activities	28,786,086
Effect of foreign currency translation on cash and cash equivalents	140,328
Net cash inflow	5,369,503
Cash and cash equivalents at beginning of period	1,050,168
Cash and cash equivalents at end of period	6,419,671

Operating Activities. Net cash used in operating activities was $3.0 million for the nine months ended September 30, 2008. Net cash used in operating activities was primarily attributable to decrease in inventory of $4 million for normal business purpose of paying inventory and the purchase of breeder stocks to replace retired breeder stocks.

Investing Activities. Net cash used in investing activities for the nine months ended September 30, 2008 was $20.5 million. Net cash used in investing activities was mainly due to the acquisition of 100% common stock of PRC Yuhe and 43.75% of Taihong for approximately $10.6 million cash in January 2008.

The Company paid $11.5 million for capital expenditures; in which $1.4 million is for acquisition of property, plant and equipment and $10.1 million for deposits paid for acquisition of land and farm construction. The Company has capital commitment amounting $10.6 million, of which the Company has paid $10.3 million as deposits for property, plant and equipment. The Company is required to pay the remaining $0.3 million to complete the existing construction projects for the expansion of the farm and hatch houses. Also, by partly offsetting the proceeds from loan receivable and disposal of fixed assets in the total amount of $1.6 million, the Company has a net cash used in investing activities of $20.5 million.

The following is a summary of some of the Company’s investment in acquisition of land and farm construction of $8.2 million, including in the capital commitement of $10.6 million mentioned above.

Land for hatchery factory No. 3

On June 10, 2008, PRC Yuhe entered into an agreement with Shandong Meiweite Food Ltd. and purchased land use rights for 45 years to an area covering 26,666 square meters. According to the agreement, the total consideration for the sale and purchase is RMB 10 million, approximately equivalent to $1.5 million, and a sum of RMB 9 million, approximately equivalent to $1.3 million, has been paid according to the terms of such agreement. PRC Yuhe will manage and utilize the land to build a new hatchery next year, bringing the total number of hatcheries to three by the end of 2009.

Purchase of breeding farms Nos. 3 & 4

On June 7, 2008, PRC Yuhe entered into an agreement with Shandong Anrui Poultry Feed Ltd., and purchased land and the building on it for a total consideration of RMB 17 million, approximately equivalent to $2.5 million, and a sum of RMB 16 million, approximately equivalent to $2.4 million, has been paid according to the terms of such agreement. PRC Yuhe will utilize this facility as one of its breeding farms without the need to pay for lease payments after such agreement was signed. PRC Yuhe will have avoided annual lease payments by $500,000. The capacity of this breeding farm is 100,000 sets of parent broilers.

Construction of breeding farm No. 1

On August 15, 2008, PRC Yuhe completed construction work and facilities to set up the southern farm of breeding farm No 1. On August 30, 2008, PRC Yuhe purchased 100,000 sets of parent breeders and began to feed. By the end of September 2008, PRC Yuhe has spent RMB 29 million, approximately equivalent to $4.5 million, to build breeding farm No 1. The breeding farm can be split into the southern and the northern regions. PRC Yuhe looks forward to completing the northern farm construction work and facilities to set up by the end of January in 2009; and beginning to breed parent broilers in the northern region by the end of February in 2009. The residual scheduled payment is RMB 6 million, equivalent to $0.9 million, for the building and facilities; and RMB 4.9 million, approximately equivalent to $0.75 million, in machineries. The capacity of the northern factory is 140,000 sets of parent broilers.

Financing Activities. Net cash from financing activities totaled $28.8 million for the nine months ended September 30, 2008. The significant cash flows provided by financing activities was primarily a result of the business combination occurred during the period ended March 31, 2008. Bright Stand received $12.2 million capital contribution from its shareholder to use for acquisition of PRC Yuhe. In addition, $15.4 million of net proceeds was raised and received in the sale of the Company's common stock during the period ended June 30, 2008 The Company also had net cash proceeds of $1.1 million from receipt of receivables from and payments to related parties. Moreover, the Company had net borrowings of $201,000 from additional borrowings from and repayments to banks during the nine months ended September 30, 2008.

Loan Facilities
As of September 30, 2008, maturities of our bank loans are as follows:

As at September 30, 2008

2008	$5,762,133
2009	1,356,654
2010	3,646,920
$10,765,707

All amounts, other than percentages, are in U.S. dollars

No	Type	Contracting Party	Loan Periods	Duration	Interest rate Per annum	Amount
1	Bank loan	Nansun Rural Credit	Nov 28, 2008 – May 17, 2010	54 months	9.22%-10.51%	$8,752,608
2	Bank loan	Shuangyang Rural Credit	May 12, 2007 – Oct 12, 2008	17 months	9.33%	948,199
3	Bank loan	Hanting Kaiyuan Rural Credit Cooperative	July 1, 2007 – Jan 1, 2009	18 months	9.22%-13.31%	1,064,901
						$10,765,708

We have loan facilities from three institutions and the following are the material terms of such bank loans

Loans from Nansun Rural Credit.

PRC Yuhe entered into four loan agreements with Nansun Rural Credit on November 28 2005, March 14, 2007, May 17, 2007 and December 10, 2007. Interest rates for the loan agreements range from 7.68% to 8.76% per annum. Nansun Rural Credit also provided four loans to Taihong from November 28, 2005 to December 5, 2007 at interest rates ranging from 9.22% to 10.51% per annum. Loan from Nansun Rural Credit had a total outstanding principal balance of $8,752,608 as of September 30, 2008. PRC Yuhe and Taihong are obligated under these loan agreements to pay interest monthly and repay the loans on their maturity dates from November 28, 2008 to May 17, 2010. The loans are used for financing of working capital. All loans are secured by the land use right and building of PRC Yuhe and Taihong with a net book of $12,233,921 as of September 30, 2008.

Loan from Shuangyang Rural Credit.

On May 12, 2007. Taihong entered into a loan agreement with Shuangyang Rural Credit at an interest rate of 8.76% per annum on all outstanding principal. Outstanding principal balance on loan from Shuangyang Rural Credit totaled $948,199 as of September 30, 2008. Taihong is obligated under such loan agreement to pay interest monthly and repay the loan on its maturity date, October 12, 2008. We use the loan to finance the purchase of raw materials. The loan is secured by the plant and equipment of Taihong with a net book of $1,121,949 as of September 30, 2008.

Loan from Hanting Kaiyuan Rural Credit Cooperative.

On July 1, 2007, PRC Yuhe entered into a loan agreement with Hanting Kaiyuan Rural Credit Cooperative at interest rate of 9.248% per annum on all outstanding principal. Outstanding principal balance on loan from Hanting Kaiyuan Rural Credit Cooperative totaled $1,064,901 as of September 30, 2008. PRC Yuhe is obligated under such loan agreement to pay interest monthly and repay the loan on its maturity date, January 1, 2009. PRC Yuhe uses the loan to finance the purchase of raw materials. The loan is secured by the plant and equipment of PRC Yuhe with a net book of $1,297,128 as of September 30, 2008.

Due to related companies

As of September 30, 2008, the Company has $205,775 due to Weifang Hexing Breeding Co., Ltd., a company which Mr. Gao Zhentao also serves as a director. The amounts due to this related company are unsecured, interest free and have no fixed repayment date. These loans are used for working capital purposes.

Obligations Under Material Contracts

Below is a table setting forth our material contractual obligations as of September 30, 2008:

	Payment due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-Term Debt Obligations	$10,765,707	$5,762,133	$5,003,574	-	-
Due to Related Companies	$228,788	$228,788	-	-	-
Operating Lease Obligations	$2,031,122	$38,802	$298,258	$164,494	$1,529,568
Capital Lease Obligations	-	-	-	-	-
Purchase Obligations	$10,518,263	$10,518,263	-	-	-
Other Long-Term Liabilities Reflected on the Registrant’s Balance Sheet under GAAP	-	-	-	-	-
Total	$23,543,880	$16,547,986	$5,301,832	$164,494	$1,529,568

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

●
Revenue recognition - Net revenue is recognized when third-party distributors and broiler farms and integrated chicken companies take delivery and acceptance of products.  The Company treats both the distributors and broiler farms and integrated chicken companies as end customers.  The price is fixed or determinable as stated in the sales contract, and the collectibility is reasonably assured.  Customers do not have a general right of return on products delivered.

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

●
Significant Estimates - Relating to Specific Financial Statement Accounts and Transactions Are Identified - The financial statements include some amounts that are based on management’s best estimates and judgments. The most significant estimates relate to allowance for uncollectible accounts receivable, inventory work in process valuation and obsolescence, depreciation, useful lives, taxes, contingencies, and assumptions used in the Black-Scholes option pricing model to calculate the fair value of stock based compensation. These estimates may be adjusted as more current information becomes available, and any adjustment could be significant.

Effects of Inflation

Inflation and changing prices have not had a material effect on our business and we do not expect that inflation or changing prices will materially affect our business in the foreseeable future. However, the impact of inflation on PRC Yuhe and Taihong may not be readily recoverable in the prices of our products.

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

ITEM 4. CONTROLS AND PROCEDURES

Our management, with the participation of our chief executive officer and chief financial officer, Messrs. Gao Zhentao and Hu Gang, respectively evaluated the effectiveness of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports, such as this 10-Q, that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving our objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, Messrs. Gao and Hu concluded that as of September 30, 2008, our disclosure controls and procedures were effective at that reasonable assurance level.

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

In May 2008, Li Yu filed a claim against PRC Yuhe, Taihong and Yuhe Group claiming RMB 2,400,000, approximately equivalent to $360,000, arising from an alleged RMB 10,000,000, or approximately equivalent to $1,500,000, loan agreement dated October 31, 2007 entered into among Li Yu, as the lender, PRC Yuhe, Taihong, Yuhe Group, and Gao Zhentao. However, due to Li Yu’s failure to transfer the loan amount to the borrowers timely, PRC Yuhe and Taihong could not utilize the loan amount. As a result of the late remittance of funds, Yuhe Group has agreed to borrow and take over the RMB 10,000,000, approximately equivalent to $1,500,000, loan from PRC Yuhe and Taihong pursuant to a Capital Transfer Agreement dated November 28, 2007 by and among PRC Yuhe, Taihong and Yuhe Group. Yuhe Group has already repaid RMB 9,200,000, approximately equivalent to $1,380,000, to Li Yu.

With respect to the claim filed by Li Yu, while it appears that RMB 800,000, approximately equivalent to $120,000, remains unpaid under the loan agreement, Li Yu has claimed RMB 2,400,000, approximately equivalent to $360,000, without explaining his basis. In addition to litigating over venue, the borrowers claimed that the loan agreement was forged and counterclaimed losses due to Li Yu's failure to transfer the loan amount to the borrowers timely. The Court has not handed down any judgment yet. Management of the Company believes Li Yu's claim is not valid and if there is an adverse judgment, Yuhe Group has to pay such judgment pursuant to the Capital Transfer Agreement.

To our knowledge, no director, officer or affiliate of ours, and no owner of record or beneficial owner of more than five percent, 5%, of our securities, or any associate of any such director, officer or security holder is a party adverse to us or has a material interest adverse to us in reference to pending litigation.

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors previously discussed in our Registration Statement on Amendment No. 4 to Form S-1 filed on or about November 7, 2008.

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

(4) On October 27, 2008, we issued 178,848 new shares to Roth Capital Partners, LLC based on their cashless exercise of 333,198 warrants issued to it as compensation for their services as co-placement agent. The issuance of these securities were deemed to be exempt from registration pursuant to Section 4(2) of the Securities Act.

There were no underwritten offerings employed in connection with any of the transactions set forth above.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

None.

ITEM 5. OTHER INFORMATION

Subsequent events

Co-operation with Shandong Nongbiao Purina Feed Co., Ltd.

On November 11, 2008, PRC Yuhe entered into an equipment leasing agreement and a tenancy agreement, collectively, the "Agreements", with Shandong Nongbiao Purina Feed Co., Ltd. "Shandong Nongbiao Purina".  Pursuant to the terms and conditions of the Agreements, Shandong Nongbiao Purina will lease certain equipment for feed production from, and install them at the premises owned by, PRC Yuhe.  The leasing term is 10 years.  Shandong Nongbiao Purina shall pay to PRC Yuhe rental payments of up to RMB 10, 000,000, approximately equivalent to $1,500,000.  The rent payable by Shandong Nongbiao Purina under the tenancy agreement will be offset against the rental costs of the equipment.

In connection with the execution of the Agreements, Yuhe Group would be the guarantor of PRC Yuhe for RMB 4,500,000, approximately equivalent to $675,000, for the first five years and for RMB 3,000,000, approximately equivalent to $450,000, for the next five years.  Yuhe Group is in the process of negotiating the terms of the guarantee agreement with the parties.

ITEM 6. INDEX TO EXHIBITS

10.1	Form of Stock Option Agreement (incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on August 14, 2008).

31.1	Certification of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certification of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1	Certification of Principal Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

32.2	Certification of Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

  * filed herewith

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATED: November 14, 2008

YUHE INTERNATIONAL, INC.

By:	/s/ Gao Zhentao
Gao Zhentao
Chief Executive Officer
(On behalf of the Registrant and as Principal Executive Officer)

By:	/s/ Hu Gang
Hu Gang
Chief Financial Officer
(On behalf of the Registrant and as Principal Financial Officer)

EXHIBIT INDEX

Exhibit
Number	Description

10.1	Form of Stock Option Agreement (incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on August 14, 2008).

31.1	Certification of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Principal Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

* filed herewith