Form 10-K
period 2008-12-31
YUHE INTERNATIONAL, INC.
filed 2009-03-31
CIK 1047857

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2008.

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to __________.

Commission File Number 000-83125

YUHE INTERNATIONAL, INC.
(Exact name of registrant as specified in its charter)

Nevada	87-0569467
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

301 Hailong Street Hanting District, Weifang, Shandong Province The People’s Republic of China
(Address including zip code of principal executive offices)

Registrant’s telephone number, including area code (86) 536 736 3688

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common stock, $0.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    ☐ Yes No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    Yes ☐ No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐       Accelerated filer ☐
Non-accelerated filer ☐       ☒ Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐ No ☒

The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2008, based upon the closing price of the common stock as reported by the OTC Bulletin Board under the symbol “YUII” on such date, was approximately $13,700,000.

There were 15,722,180 shares of the registrant’s common stock issued and outstanding as of March 19, 2009.

YUHE INTERNATIONAL, INC.
FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2008

INDEX

Use of Terms

As used herein, references to “we”, “our”, “us”, and the “Company” refer to Yuhe International, Inc. and its subsidiaries except in the "Management's Discussion And Analysis And Results of Operation" below where all historical financial information prior to March 12, 2008 refers to Weifang Yuhe Poultry Co. Ltd., PRC Yuhe, which includes the accounts of  Weifang Taihong Feed Co. Ltd., Taihong.

Forward-Looking Statement

 This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934.  These statements relate to future events or the Company’s future financial performance.  The Company has attempted to identify forward-looking statements by terminology including “anticipates,” “believes,” “expects,” “can,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predict,” “should” or “will” or the negative of these terms or other comparable terminology.  Such statements are subject to certain risks and uncertainties, including the matters set forth in this report or other reports or documents the Company files with the Securities and Exchange Commission from time to time, which could cause actual results or outcomes to differ materially from those projected.   In evaluating these statements, you should specifically consider various factors, including the risks outlined in the section of the Registrant’s prospectus entitled “Risk Factors.” These factors may cause the Company’s actual results to differ materially from any forward-looking statement as a result of a number of risks and uncertainties, including without limitation: (a) limited amount of resources devoted to expanding the Company’s business plan; and (b) the Company’s failure to implement its business plan within the time period it originally planned to accomplish.  Although the Company believes that the expectations reflected in the forward-looking statements are reasonable, the Company cannot guarantee future results, levels of activity, performance or achievements.  Undue reliance should not be placed on these forward-looking statements which speak only as of the date hereof.  The Company’s expectations are as of the date this Form 10-K is filed, and the Company does not intend to update any of the forward-looking statements after the date this Annual Report on Form 10-K is filed to confirm these statements to actual results or to changes in the Company’s expectations, unless required by law.

PART I

ITEM 1.	DESCRIPTION OF BUSINESS.

Overview

Through the Company’s operating subsidiaries, the Company is a supplier of day-old chickens raised for meat production, or broilers, in the People’s Republic of China, which is also commonly referred to as the “PRC” or “China”. The Company purchases parent breeding stock from breeder farms, raises them to produce hatching eggs, and hatches the eggs to day-old broilers. Currently, the Company operates thirteen breeder farms and two hatcheries with a total annual capacity of 1,150,000 sets of breeders and 100 hatchers through its wholly-owned subsidiary, Weifang Yuhe Poultry Co. Ltd., or “PRC Yuhe”. The Company’s day-old broilers are primarily purchased by broiler farms and integrated chicken companies for the purpose of raising them to market-weight broilers. The Company’s customers are located in the ten provinces and special municipalities centered around Shandong Province, which are Jiangsu, Anhui, Henan, Hebei, Jilin, Liaoning, Heilongjiang, Tianjin, Beijing, and Shanghai. In connection with the Company’s day-old broiler business, the Company also operates a feed stock company named Weifang Taihong Feed Co. Ltd., or “Taihong”, whose primary purpose is to supply feed stock to the Company’s breeders. The Company’s operations are conducted exclusively by its subsidiaries, PRC Yuhe and Taihong, in China.

The Company’s principal executive office is located at 301 Hailong Street, Hanting District, Weifang, Shandong Province, The People’s Republic of China. The Company’s Internet address is http://www.yuhepoultry.com.

Unless otherwise noted, all historical information prior to March 12, 2008 refers to PRC Yuhe and Taihong.

History and Background

First Growth Investors, Inc.

First Growth Investors, Inc., or “First Growth”, was incorporated under the laws of the State of Nevada on September 9, 1997.

First Growth was formed to buy and sell vintage wines. While the initial purchase of wines was eventually resold at a profit, First Growth did not continue to be successful in this venture. This business was not successful, and operations were eventually discontinued with the final sale of inventory occurring in 2003. Since 2003 First Growth was not engaged in any substantive business activities or operations prior to the acquisition of Bright Stand described below.

The Company entered into a Stock Purchase Agreement, the “Stock Purchase Agreement”, with Halter Financial Investments, L.P., a Texas limited partnership, “Halter Financial”, dated as of November 6, 2007, pursuant to which it agreed to sell to Halter Financial 14,000,000 unregistered shares, equivalent to 951,996 post-split shares, of its common stock for $425,000.

Halter Financial and the then serving members of the Board of Directors of First Growth entered into arm’s length negotiations regarding the acquisition of Halter Financial’s ownership interest. The amount paid was based on the business prospects of First Growth and the perceived value of a control position in similarly situated publicly-traded shell corporations. The transaction closed on November 16, 2007. As a result of the transaction, Halter Financial held 14,000,000 shares, equivalent to 951,996 post-split shares, or 87.5% of the Company’s 16,000,000 shares, equivalent to 1,087,994 post-split shares, of common stock then outstanding following the completion. The 87.5% interest purchased by Halter Financial was fairly valued at $425,000. Halter Financial advised First Growth that its purchase price was based on the results of its research into the prices paid by other groups to acquire control positions in publicly-traded shell companies similarly situated as First Growth at the time Halter Financial acquired its position in First Growth. The Stock Purchase Agreement also required the Company’s Board of Directors to declare and pay a special cash dividend of $0.21, $3.088 post-split, per share to the Company’s shareholders on November 19, 2007. Halter Financial did not participate in such dividend. The dividend was payable to shareholders of record on November 15, 2007, which was prior to the date the shares were issued to Halter Financial under the Stock Purchase Agreement. The dividend payment date was November 19, 2007. The dividend was payable to the Company’s shareholders who held 2,000,000 shares, equivalent to 135,999 post-split shares, of the Company’s common stock and resulted in a total dividend distribution of $420,000. The funds for the dividend came from the $425,000 proceeds received from the sale of common stock to Halter Financial. Mr. Richard Crimmins was appointed as an officer and director of First Growth at the request of Halter Financial as a result of the change in control transaction whereby Halter Financial became First Growth’s principal shareholder. Richard Crimmins is neither an officer, director nor shareholder of Halter Financial. Prior to November 2007, neither Halter Financial nor its affiliates had a material relationship with any of First Growth’s shareholders. After Halter Financial became a 87.5% shareholder of First Growth pursuant to the Stock Purchase Agreement, there was a potential conflict of interest associated with an affiliate of Halter Financial, HFG International, Limited, advising Bright Stand about its purchase of a U.S. shell company, First Growth. Despite this potential conflict of interest, HFG International, Limited has informed the Company that its advice to Bright Stand was based on its research results into the prices paid by other groups to acquire control positions in publicly traded shell companies, which were similarly situated as First Growth at the time Bright Stand acquired First Growth.

Bright Stand International Co., Ltd.

Bright Stand International Co., Ltd., or “Bright Stand”, was incorporated on August 3, 2007 and it has a registered capital of $100. Bright Stand did not have any operating activities from August 3, 2007 (inception) to March 12, 2008. Kunio Yamamoto, a Japanese citizen, was the sole shareholder of Bright Stand through March 12, 2008.

Weifang Yuhe Poultry Co., Ltd.

PRC Yuhe is the wholly-owned subsidiary of Bright Stand. PRC Yuhe was founded in March 1996 by Gao Zhentao and Sun Haoguo, with each of them owning, respectively, 60% and 40% of its equity interest. From its formation through its acquisition by Bright Stand, PRC Yuhe was effectively controlled by Gao Zhentao, the Company’s chief executive officer. The principal business of PRC Yuhe is breeding poultry, hatchlings and selling chicks.

Weifang Taihong Feed Co., Ltd.

Taihong was founded in May 2003 by Shandong Yuhe Food Group Co., Ltd., or “Yuhe Group”, a PRC company based in Shandong Province, and Gao Zhenbo, the brother of the Company’s chief executive officer, Gao Zhentao, with Yuhe Group and Mr. Gao owning, respectively, 56.25% and 43.75% of its equity interest. Yuhe Group is an entity controlled by the Company’s chief executive officer, Gao Zhentao, and his brother, Gao Zhenbo. The principal business of Taihong is the production and sale of feed and feed additives, primarily to PRC Yuhe. On September 14, 2007 Yuhe Group transferred all of its interests in Taihong to PRC Yuhe in a reorganization of equity interest under common control. The 43.75% equity stake in Taihong owned by Gao Zhenbo was subsequently transferred to Bright Stand in the course of the corporate reorganization transactions described below.

Corporate Reorganization Transactions

HFG International, Limited, an affiliate of Halter Financial, was engaged by Bright Stand to provide consulting services related to Bright Stand’s efforts to complete a combination transaction with a US domiciled publicly-traded “shell corporation” and other post transaction matters. HFG International, Limited introduced Bright Stand to First Growth. There is no correlation between the decision of Bright Stand to engage HFG International, Limited to provide consulting services to Bright Stand and the decision of Halter Financial to acquire a control position in First Growth. After Halter Financial became a 87.5% shareholder of First Growth pursuant to a Stock Purchase Agreement, there was a potential conflict of interest associated with an affiliate of Halter Financial, HFG International, Limited, advising Bright Stand about its purchase of a U.S. shell company, First Growth. Despite this potential conflict of interest, HFG International, Limited has informed the Company that its advice to Bright Stand was based on its research results into the prices paid by other groups to acquire control positions in publicly traded shell companies, which were similarly situated as First Growth when Bright Stand acquired First Growth. After a diligence review by counsel for Bright Stand, the principal shareholder of Bright Stand elected to enter into the exchange transaction contemplated by the equity transfer agreement filed as Exhibit 10.2 to the Registration Statement on Form S-1/A filed on December 19, 2008.

Bright Stand entered into a share transfer agreement with all the existing shareholders of PRC Yuhe on October 18, 2007 to acquire all the equity of PRC Yuhe with cash consideration equal to the appraised fair market value of PRC Yuhe in the amount of RMB 81,450,000, or $11,306,522. The sellers of PRC Yuhe included Yuhe Group, Mr. Gao Zhentao and Mr. Gao Zhenbo. Bright Stand obtained the approval from the Shandong Province counterpart of the Ministry of Commerce for this transaction on November 9, 2007, and the acquisition closed on January 31, 2008. There is no longer any connection between the Company and Yuhe Group, except that Gao Zhentao, the Company’s chief executive officer and, his brother Gao Zhenbo, are shareholders and directors of Yuhe Group. Sun Haoguo does not have any relationship with Yuhe Group and two of three members of the Supervisory Board of PRC Yuhe, Zheng Chaoyang is an Administrative Department Officer of Yuhe Group and Zhang Lishun is an Administrative Department Officer of Yuhe Group.

Bright Stand entered into a share transfer agreement with Gao Zhenbo, a former shareholder of Taihong on October 18, 2007 to acquire 43.75% of the outstanding equity of Taihong for cash consideration equal to 43.75% of the net asset value of Taihong in the amount of RMB 2,244,000, or $312,530. The remaining 56.25% of Taihong is owned by PRC Yuhe. Bright Stand obtained the approval from the Shandong provincial counterpart of the Ministry of Commerce for this transaction on November 9, 2007, and the acquisition closed on January 31, 2008.

Effective March 12, 2008, the Company closed an Equity Transfer Agreement with Bright Stand and Kunio Yamamoto, a Japanese person, the sole former shareholder of Bright Stand. Pursuant to the terms of the Equity Transfer Agreement, the Company acquired all of the outstanding capital stock of Bright Stand from Mr. Yamamoto in exchange for 126,857,134 shares, equivalent to 8,626,318 post-split shares, of the Company’s common stock. At the closing, Bright Stand became the Company’s wholly-owned subsidiary. Immediately following the date of the Equity Transfer Agreement, Mr. Yamamoto held 126,857,134 shares, equivalent to 8,626,318 post-split shares, of the Company’s common stock. Neither Halter Financial nor Mr. Yamamoto had any role in identifying the accredited investors who purchased the Company’s unregistered securities on March 12, 2008.

There is no direct or indirect connection between Mr. Yamamoto and the former shareholders of PRC Yuhe and Taihong, including Mr. Gao Zhentao, Gao Zhenbo, and Mr. Sun Haoguo. The acquisitions of PRC Yuhe and Taihong by Bright Stand closed on January 31, 2008 after obtaining the relevant approval from the Shandong Province counterpart of the Ministry of Commerce. There is no direct or indirect connection between Mr. Yamamoto and the former shareholders of First Growth. Mr. Yamamoto does not currently have any roles with the Company, except as the Company’s shareholder. Mr. Gao Zhenbo and Mr. Sun Haoguo do not currently have any roles with the Company.

Equity Investment by Private Placement Investors

On March 12, 2008, the Company consummated with 25 accredited investors, the “Investors”, a private placement of 85,714,282 shares, equivalent to 5,829,018 post-split shares of its common stock for an aggregate purchase price of approximately $18,000,000. The Investors were (i) Pinnacle Fund, L.P, (ii) Pinnacle China Fund L.P, (iii) Black River Commodity Select Fund Ltd., (iv) Black River Small Capitalization Fund Ltd., (v) Marion Lynton, (vi) Ardsley Partners Fund II, LP, (vii) Ardsley Offshore Fund, Ltd, (viii) Ardsley Partners Institutional Fund, LP; (ix) Investment Hunter, LLC, (x) Guerrilla Partners LP, (xi) Hua-Mei 21st Century Partners, LP, (xii) Ruoling Wang, (xiii) Guli Ping, (xiv) Wu Mijia, (xv) Dehua Qian, (xvi) Southwell Partners, L.P, (xvii) Westpark Capital, L.P, (xviii) Straus Partners, LP, (xix) Straus-GEPT Partners, LP, (xx) Atlas Allocation Fund, LP, (xxi) Chestnut Ridge Partners, LP, (xxii) Ancora Greater China Fund, LP, (xxiii) Kevin B. Halter Jr, (xxiv) Octagon Capital Partners, and (xxv) Howard H. Lu.

The agreements the Company entered into with the Investors included a Securities Purchase Agreement, a Registration Rights Agreement, Make Good Escrow Agreements and various ancillary agreements and certificates, disclosure schedules and exhibits in connection therewith. The following is a summary of their material terms.

Securities Purchase Agreement

Among other things, under the Securities Purchase Agreement, Mr. Yamamoto will  deliver a certain number of shares of the Company’s common stock owned by him to the investors pro-rata in accordance with their respective investment amount for no additional consideration if: (i) the Company’s after tax net income for the Company’s fiscal year ending on December 31, 2008 is less than $9,000,000 and fiscal year ending on December 31, 2009 is less than 95% of $13,000,000; and (ii) the Company’s earnings per share reported in the fiscal year ending on December 31, 2009 is less than $0.74 on a fully diluted basis, the “Low Performance Events”.  Mr. Yamamoto has placed an aggregate of 49,411,763 shares, equivalent to 3,359,889 post-split shares, of common stock, “Make Good Shares”, into an escrow account pursuant to the terms of the Make Good Escrow Agreement by and among the Company, Mr. Yamamoto, the Investors and the escrow agent named therein. If the Company does not achieve the targets in 2008 and 2009, Make Good Shares will be conveyed to all private placement Investors and Halter Financial pro-rata in accordance with their respective investment amount for no additional consideration. If the foregoing Low Performance Events do not occur, the Make Good Shares will be transferred to Mr. Yamamoto.

Covenants: The Securities Purchase Agreement contains certain covenants on the Company’s part, including the following:

(a)  Board of Directors. Within 180 days following the closing, the Company is required to nominate a minimum of five members to its Board of Directors, a majority of which must be “independent,” as defined under the Nasdaq Marketplace Rules, and to take all actions and obtain all authorizations, consents and approvals as are required to be obtained in order to effect the election of those nominees.

(b)  Chief Financial Officer. Within 180 days following the closing, the Company is required to hire a chief financial officer, “CFO”, who is a certified public accountant, fluent in English and familiar with US GAAP and auditing procedures and compliance for US public companies.

(c)  Investor Relations Firm. Within 60 days following the closing, the Company is required to hire one of the following investor relations firms: CCG Elite, Hayden Communications or Integrated Corporate Relations.

In connection with the above three post-closing covenants, the Company has deposited an aggregate of $1,750,000, $750,000 as board holdback escrow amount, $750,000 as CFO holdback escrow amount, and $250,000 as investor relations firm holdback amount, from the gross proceeds of the private placement in the escrow account pursuant to the Holdback Escrow Agreement by and among the Company, the investors and the escrow agent named therein. If the Company fails to comply with any of the above covenants in a timely fashion, it will incur liquidated damages of 1% on a daily pro-rata basis for any portion of a month of the gross proceeds of the private placement, or 2% if it suffers a holdback event relating to Board of Directors or CFO in a 30-day period, to be subtracted from the holdback escrow fund, until its compliance with such covenants.

The Company filed a current report on form 8-K on June 13, 2008 with the SEC. Pursuant to the relevant escrow agreement, the above mentioned $1,750,000 was released to the Company on or about June 14, 2008.

Registration Rights Agreement

With respect to the 85,714,282 shares, equivalent to 5,829,018 post-split shares, issued to the investors at closing on March 12, 2008, the Company is required to file a resale registration statement on Form S-1 or any other appropriate form (i) within 60 days following the closing for purposes of registering the resale of these shares, (ii) within 15 days with respect to any additional registration statement, (iii) within 15 days with respect to any additional registration statements required to be filed due to SEC Restrictions, (iv) within 30 days following the date on which it becomes eligible to utilize Form S-3 to register the resale of common stock, or (v) within 45 days following the date the Make Good Shares are delivered by Mr. Yamamoto to the investors. Among other things, the Company will be required to pay the investors liquidated damages if it fails to file a registration statement by the above filing deadlines or if it does not promptly respond to comments received from the SEC. The liquidated damages accrue at a rate of 0.5% per month of the aggregate investment proceeds received from the investors, capped at 5% of the total investment proceeds. The Company filed a Registration Statement on Form S-1 on May 12, 2008. On December 29, 2008, the Company’s Registration Statement was declared effective by the Securities and Exchange Commission, registering a total of 4,730,251 post-split shares of the Company’s common stock for re-sale by certain selling shareholders, instead of 5,829,018 post-split shares as contemplated by the registration rights agreement following the Company’s discussion with the Securities and Exchange Commission.

Lockup Agreement

The Company and Mr. Yamamoto entered into a lockup agreement, pursuant to which Mr. Yamamoto irrevocably agrees from and after the date of such agreement and through and including March 12, 2010, that he will not offer, pledge, encumber, sell, contract to sell, sell any option or contract to purchase, purchase any option or contract to sell, grant any option, right or warrant to purchase or otherwise transfer or dispose of, directly or indirectly, or announce the offering of, any of his shares, including any securities convertible into, or exchangeable for, or representing the rights to receive, or engage in any short sales with respect to any security issued by the Company. The Lockup Agreement may not be waived or amended without the consent of a majority of the holders of a majority of the shares issued in the private placement.

Name Change to Yuhe International, Inc. and Reverse Stock Split

Effective on April 4, 2008, the Company amended its articles of incorporation to (i) change its name from “First Growth Investors, Inc.” to “Yuhe International, Inc.”, and (ii) effect a 1-for-14.70596492 reverse stock split of its common stock. The Company’s Board of Directors and shareholders approved the name change and the reverse stock split pursuant to the Nevada Revised Statutes. The number of authorized shares of common stock remains unchanged at 500 million.

The change to the Company’s name and the reverse stock split were reflected in the Amended and Restated Articles of Incorporation filed on April 4, 2008 with the Secretary of State of Nevada, a copy of which is attached hereto as Exhibit 3.1. The name change became effective with NASDAQ’s Over-the-Counter Bulletin Board at the opening of trading on April 7, 2008, under the new stock symbol of “YUII.OB”.

Appointment of Investor Relations Firm

On April 20, 2008, the Company appointed CCG Elite Investor Relations as its investor relations firm, which was effective on May 1, 2008. .

Appointment of Chief Executive Director

On June 13, 2008, the Company entered into an employment contract with Mr. Gao Zhentao, the Company’s Chief Executive Officer, “CEO”. The employment agreement was effective as of March 12, 2008, the date Mr. Gao was appointed CEO, and has an initial term of three years.

Appointment of Chief Financial Officer

On June 13, 2008, Mr. Hu Gang was appointed the Chief Financial Officer, “CFO”, of the Company. The Company has entered into an employment agreement with Mr. Hu, effective as of June 13, 2008, his appointment date, and has an initial term of three years.

Appointment of Directors

On June 13, 2008, the Company appointed the following directors:-

 (i) Mr. Peter Li, aged 44, was appointed Independent Director, chair of the Audit Committee and member of the Compensation and Nominating Committees;

 (ii) Mr. Liu Yaojun, aged 32, was appointed Independent Director, chair of the Compensation Committee and member of the Nominating and Audit Committees;

 (iii) Mr. Greg Huett, aged 46, was appointed Independent Director , chair of the Nominating Committee and member of the Audit and Compensation Committees; and

 (iv) Mr. Han Chengxiang, aged 44, was appointed Director and member of the Nominating Committee.

The Company filed a current report on form 8-K on June 13, 2008 with the SEC. Pursuant to the Holdback Escrow Agreement, an aggregate of $1,750,000, $750,000 as board holdback escrow amount, $750,000 as CFO holdback escrow amount, and $250,000 as investor relations firm holdback amount, was released to the Company on or about June 14, 2008.

Corporate Structure

The Company has an offshore holding structure commonly used by foreign investors with operations in China. The Company is a Nevada corporation which owns 100% of the securities of Bright Stand, which in turn owns 100% of the securities of PRC Yuhe and Taihong.

As of December 31, 2008, Mr. Kunio Yamamoto, Pinnacle Fund, L.P., Pinnacle China Fund L.P., Black River Small Capitalization Fund Ltd., Black River Commodity Select Fund Ltd., Ardsley Partners Fund II, LP and Halter Financial Investments, L.P. were the Company’s significant shareholders: Mr. Yamamoto owned 48.7%, Pinnacle Fund, L.P. owned 7.72%, Pinnacle China Fund L.P. owned 7.72%, Black River Small Capitalization Fund Ltd. owned 8.24%, Black River Commodity Select Fund Ltd. owned 6.18%, Ardsley Partners Fund II, LP owned 7.2% and Halter Financial Investments, L.P. owned 6.1% of the total outstanding shares of the Company’s common stock.

The following chart depicts the Company’s organizational structure:

The Company’s Business: Day-Old Broilers

The Company’s business is part of the commercial broiler supply chain, which is illustrated below.

The figure above illustrates the entire supply chain of broiler chickens. Day-old broilers are one-day-old broilers that are sold to broiler raisers. Day-old broilers sold by the Company’s wholly-owned subsidiary, PRC Yuhe, are the Company’s primary source of revenue.

The Company purchases parent breeding chickens from grandparent breeder farms and raises them to maturity. Once these parent breeding chickens have matured, they produce hatching eggs that the Company incubates and then sells the resulting day-old broiler chicks to its customers.

Under normal circumstances, female parent breeder chickens become productive from the 26th week, and are no longer commercially productive after the 66th week. Typically a breeder is capable of producing approximately 167 eggs which will be hatched to 137 broilers over its production lifetime and the breeders are maintained by the Company for a period of 420 days. The Company sources its parent breeder chickens from licensed suppliers located in Beijing, and Shandong and Jiangsu provinces and these suppliers are required to have a vaccination certificate and a breeder production certificate for the sale of the breeders. The Company’s hatching eggs typically must be incubated for a period of 21 days.

The following figure shows the production timeline in the broiler business. At least 28 weeks usually pass from the Company’s receipt of a day-old parent breeder to the Company’s sale of the first day-old broilers.

 The Company operates in two elements of the broiler supply chain: day-old broiler production and feed production. These activities are operated under two separate subsidiaries, PRC Yuhe and Taihong, respectively.

In 2008, PRC Yuhe generated 98.7% of the Company’s revenues. Taihong’s sale of feed to unaffiliated third parties generated 1.3%. Taihong is also the primary supplier of feed to PRC Yuhe. In addition to selling day-old broilers, the Company also sells related chicken products, non-productive parent breeders, and a small amount of feed for livestock and poultry. While the Company produces substantially all of its inventory of hatching eggs through its own parent breeders, it occasionally purchases additional hatching eggs from unaffiliated third parties to meet market requirements.

The Company provides a 98% guaranteed survival rate by delivering an additional 2% of its day-old broilers. For example, the Company delivers two additional day-old broilers to its customers for every order of 100 day-old broilers, the cost for these two additional broilers has already been included in the Company’s cost of sales and therefore no further liability needs to be accrued. Any loss of broiler chicken solely caused by customers is excluded from the guarantee. Guarantee expense for 2008 was $65,769. In 2007, the total guarantee expense that the Company had to pay its customers under this guarantee was less than $7,000.

The Company will provide additional compensation to its customers if the survival rate falls below 96% after taking into consideration the additional 2% broilers given out.

According to paragraph 8 of SFAS 5 “Accounting for Contingencies”, a loss contingency should be accrued for if it is probable that a liability had been incurred at the date of the financial statements and the amount of loss can be reasonably estimated. The Company determined that a product liability need not be accrued for the reporting period because there is only a remote chance that the survival rate will fall below 96% based on historical experience. In 2007, only $7,000 was recorded as guarantee expense to customers; guarantee expense for 2008 was $65,769.

The Day-Old Broiler Industry in China; Competition

The market for day-old broilers in China is highly fragmented. Shandong Province has the highest number of day-old broilers in China. The Company’s market share was approximately 3% in China in 2008 and the Company sold 75,000,000 day-old broilers for the year 2008.

Day-old broilers are very weak physically and need to be transported in closely controlled temperature conditions during delivery. Therefore, producers of broiler chicks usually only sell locally or to surrounding areas, which limits the Company’s current effective sales market and competition to North China.

Shandong Minhe Animal Husbandry Co., Ltd., also located in Shandong Province, is one of the Company’s major competitors for sales of day-old broilers. They are slightly larger than the Company in terms of their annual day-old broiler production volume. Another regional competitor of the Company’s is Jilin Deda, which is located in Jilin Province in north-eastern China and is smaller than the Company in terms of annual day-old broiler production volume. However, Jilin Deda is an integrated chicken company, so it does not generally sell day-old broilers to unaffiliated third parties.

The Company competes against its competitors based on product quality and its after-sales services and extensive marketing network. The Company’s “Yuhe” brand has been named by the Shandong Province Administration of Industry and Commerce as a “Well Known Brand”. PRC Yuhe was certified as ISO 9001:2000 compliant for quality management systems.

The Company has sales representatives in every district of Shandong Province. Although the Company’s prices are relatively higher than prices of many of its competitors, the Company typically lowers its price by RMB 0.1 to 0.2 per day-old broiler in order to attract new customers. The Company is able to sell its products at a relatively higher price because its products have a good survival rate and require a shorter period to raise to market size. The Company’s experience and advance breeding technique contribute to the health and quality of parent breeders. The Company has a high gross margin because it focuses on the production of day-old broilers through maintaining the health and quality of its parent breeders, which involves only a small maintenance cost, to produce healthy day-old broilers that have a high survival rate and require a shorter period to raise to market size. The higher the number of day-old broilers is being produced, the lower the unit cost. As such, the Company is able to maintain itself as a relative low cost producer while charging relatively higher prices for its products.

Breeder Supply

PRC Yuhe’s suppliers in 2008 and 2007 were as follows:

		2008
Suppliers	Suppliers of	Amount	% of
		($ ,000)	Total
Ma Suping	Soybean	5,900.89	27.63%
Shandong Yisheng Poultry Co., Ltd.	Chicken breeders	1,369.53	6.41%
Wang Jianbo	Eggs	1,050.75	4.92%
Mao Shenlin	Eggs	994.41	4.66%
Ding Jian Sheng	Soybean and corn	892.81	4.18%
Liu Dianbao	Eggs	720.30	3.37%
Qi Xiaoyun	Soybean oil	681.95	3.19%
Zhang Chun Mao	Coal	499.21	2.34%
Shanghai Shi Guo Agriculture and Equipment Co., Ltd.	Equipment	492.44	2.31%
Sun Wenpeng	Corn	483.87	2.27%
Total		13,086.16	61.28%

		2007
Suppliers	Suppliers of	Amount	% of
		($ ,000)	Total
Dong Jiangbo	Soybean	775.02	5.54%
Shandong Yisheng Poultry Co., Ltd.	Chicken breeders	668.16	4.84%
Wen Lihua	Corn	554.75	4.02%
Xin Yubin	Eggs	491.15	3.56%
Mao Shenlin	Eggs	463.42	3.36%
Jiangsu Aibayijia Co., Ltd.	Chicken breeders	385.35	2.79%
Tang Xinmin	Corn	382.91	2.77%
Yu Huazhi	Corn	328.91	2.38%
Xu Zhentang	Soybean	269.17	1.95%
Ma Suping	Soybean	267.50	1.94%
Total		4,586.34	33.15%

Operations

The main raw materials needed for the production of the Company’s day-old broilers are parent breeders, feed, and medicines and vaccines. PRC Yuhe purchases parent breeders from multiple suppliers. As a result of the massive slaughter of poultry in 2006 due to an outbreak of avian influenza, parent breeders are currently in short supply in China. However, the Company has historically been able to procure adequate stocks of parent breeders with a 5-8% discount from its principal suppliers as a result of its eight- to ten-year relationship with them and the Company’s large, stable orders. The Company purchases its parent breeders from its long-term suppliers in Shandong Province, Jingsu Province and Beijing.

Taihong sells breeder feed to PRC Yuhe at cost, and these supplies have historically accounted for all of PRC Yuhe’s feed requirements. The main raw materials for Taihong’s feed are corn, soybean meal and nutritional elements for feed production. Taihong purchases feed ingredients from numerous sources, but primarily from wholesalers who collect the feed ingredients directly from farmers. Taihong’s feed is produced in three separate phases. First, pre-mix feed is produced from micro-nutritional elements, such as vitamins and minerals. Second, concentrate feed is mixed by blending pre-mix feed and protein such as soybean meals. Finally, whole feed is produced by mixing concentrate feed, corn and soybean meal. Every raw material Taihong uses has more than three suppliers. Taihong is not a large purchaser in the market for these materials, so to strengthen its bargaining power, Taihong will sometimes cooperate with other purchasers to place joint orders. The Company believes that its sources of supply for these materials are adequate for its present needs and does not anticipate any difficulty in acquiring these materials in the immediate future.

The Company obtains its medicines from suppliers in Beijing and Shandong, and its vaccines locally in Harbin, Heilongjiang Province and from foreign companies in the United States and Israel. Every such material the Company uses has more than three suppliers.

The Company considers the health of its flocks to be its primary concern, and as such, the Company undertakes vaccination programs for its birds. Every breeder is vaccinated with at least ten types of vaccine, including those against avian flu. The Company’s birds are raised in enclosed buildings, not in the open where they would be more prone to exposure to potential disease carriers. The Company’s breeder farms are also distributed among various locations at least five kilometers from each other so as to minimize the risks of co-infection. None of the Company’s birds has been infected with the H5N1 virus, and no cases of H5N1 have been found in Shandong Province, where the Company’s farms are located. The Company is also one of the few companies in China to immunize its embryos using the Inovoject® system provided by Embrex, Inc. The Inovoject® system would enhance the quality of the day-old broilers and increase their viability. The system can also improve disease resistance and bird health at the time when they are placed on the breeder farm. The Company conducted a test internally and estimated that the survival rate would be 1-2 % lower without using the Inovoject system. PRC Yuhe was certified as ISO 9001:2000 compliant for quality management systems on May 8, 2003.

Customers and Distribution

Through PRC Yuhe, the Company’s customers are principally comprised of distributors and end users such as integrated chicken companies, broiler raising companies and individual broiler raisers. Approximately eighty-five percent of the Company’s total sales are made through third party distributors and fifty percent of the Company’s sales are to five largest distributors. Forty-five percent of the Company’s sales volume is to distributors with five to ten years of relationship with us.

The Company’s reference to “customers” includes both distributors and end users. However, under the section “Customers and Distribution” in this Report, the Company’s reference to “customers” includes the Company’s end users only as the Company is constantly considering increasing and funding its sales network into new geographic areas in an effort to expand its sales to end users.

If any distributor resells the Company’s product, such distributor will make profits from the resale as well as be entitled to a year end bonus paid by the Company at the rate of RMB 0.05-0.1 per day-old broiler. The Company sets the price to third party distributors and end users according to the market price based on supply and demand and the competitiveness of the market. The Company sets the price according to its own policies and is not subject to any distributors’ control.

The Company is constantly considering increasing and funding its sales network into new geographic areas. The Company expects to purchase new facilities to generate sufficient production capacity and expand roughly at the same rate as it expects to increase its sales network.  The Company shall fund the cost of increasing its sales network internally as it recruits more sales representatives.  The Company considers that costs of acquiring new production facilities and its ability to raise capital for expansion at a particular time can affect its geographical expansion and sales. The Company also considers that shortage of labor would also affect its geographical expansion and sales. The impact of labor shortage can be immediate and longer-term. The Company is monitoring the availability of professionals and experienced workers to meet its production demand.

The Company anticipates that it will use a penetration pricing strategy when first entering a new geographic area. Historically, the Company’s penetration price has been RMB 0.1 to RMB 0.2 per bird lower than its list price, which was still higher than the prevailing market price in the market the Company was seeking to enter.

For the remaining feed produced by Taihong that is not sold to PRC Yuhe, Taihong retains sales agents in various key locations to sell the feed. Because Taihong’s excess feed production is not large, its feed is sold primarily in Shandong Province.

As a part of the Company’s after-sales service and customer relations initiative, the Company regularly visits its customers to educate them on broiler-raising techniques, conducts regular training courses and provides them with a 24-hour help line. The Company also provides guarantees to its customers that the survival rate of its day-old broilers will be not less than 98% within one week of their delivery.

The table below sets out the Company’s top ten major non-distributor customers. Sales to PRC Yuhe’s major end users in 2008 and 2007 were as follows:

	2008
Customers	Amount	% of
	($ ,000)	Total
Wei Yunchao	3,317.01	9.69%
Wang Jianbo	2,984.97	8.72%
Li Chuanwang	2,219.25	6.48%
Jia Deliang	1,477.17	4.32%
Tian Liqiu	1,313.55	3.84%
Xing Changhan	908.50	2.65%
Geng Naiwei	897.46	2.62%
Yang Lunhao	882.87	2.58%
Wang Tongjun	671.16	1.96%
Zhang Songtang	617.64	1.80%
Total	15,289.58	44.66%

	2007
Customers	Amount	% of
	($ ,000)	Total
Wang Jianbo	3,217.25	15.07%
Li Chuanwang	2,593.89	12.15%
Wei Yunchao	2,470.88	11.57%
Tian Liqiu	1,806.22	8.46%
Yang Lunhao	1,324.87	6.21%
Zhang Songtang	958.70	4.49%
Wang Jiazhong	936.77	4.38%
Jia Deliang	825.03	3.86%
Geng Naiwei	754.30	3.53%
Xing Changhan	707.95	3.32%
Total	15,595.86	73.04%

Employees

As of December 31, 2008, PRC Yuhe and Taihong had 1,230 full-time employees. Among these full-time employees, 120 employees, who are key technical and operational personnel, have directly signed employment contracts with the Company. The remaining employees who are unskilled workers have signed their employment contracts with Weifang Chuangfu Labor Co., Ltd., an outside labor contracting company that provides employees to meet the Company’s staffing needs. The Company compensates the employees of Weifang Chuangfu Labor Co., Ltd. directly for the services that these employees render to it and pays Weifang Chuangfu Labor Co., Ltd. a yearly service fee. Bright Stand has no employees.

R&D and Intellectual Property

PRC Yuhe and Taihong have not made any R&D expenditure in the last two fiscal years.

PRC Yuhe is the registered owner of two PRC trademarks consisting of the stylized Chinese characters “Yu He” and accompanying logo in live agricultural products. The registration period is ten years and the expiry dates for the two trademarks are October 27, 2015 and April 6, 2010, respectively. In the PRC, trademark registrations can be indefinitely renewed for ten-year periods. As the registrant of these two trademarks, PRC Yuhe has the exclusive legal right to use each trademark within the PRC on the goods for which it is registered. PRC Yuhe has the right to prevent others from using a confusingly similar mark on any good which is similar to any of those for which these two trademarks are registered. Through a license agreement with PRC Yuhe, Taihong has the license to use the same trademarks. PRC Yuhe and Taihong have no other patents, trademarks, other licenses, franchises, concessions or royalty agreements. The Company does not consider “Yu He” to be a consumer brand because it is not well recognized by customers who purchase chickens in retail food markets, although this brand is recognized by end users who raise broilers to market size for sale to customers, retail food markets and restaurants.

Environmental Laws

The Company’s breeders farms are located in rural areas where there are no specific requirements imposed on the Company by relevant environmental protection agencies. Fecal wastes are treated and converted by the Company to fertilizers and sold to farmers. PRC Yuhe and Taihong have never been penalized by any environmental protection agencies. The Company therefore does not incur any significant environmental law compliance costs.

Governmental Approvals

The production activities of PRC Yuhe and Taihong are primarily regulated by the Farming Bureau of Shandong Province. Under relevant laws and regulations, both PRC Yuhe and Taihong must obtain relevant production permits from the Farming Bureau of Shandong Province to carry out their respective businesses. In addition, PRC Yuhe, as a company engaging in the breeder business, must obtain an immunization certificate from the local Farming Bureau in Weifang City. PRC Yuhe’s breeder production permit from the Animal Husbandry Bureau of Shandong Province is valid from August 5, 2008 to August 4, 2011. The immunization certificate from the local farming bureau in Weifang City was issued on November 10, 2005 and does not have an expiry date. Taihong’s feed production permit was issued on December 12, 2007 and is valid for a period of three years.

Generally, the primary breeder stock is imported and the import volume is closely controlled by the PRC government. The Company has not seen an increasing trend of the import volume.

PRC Yuhe is currently entitled to an exemption from Chinese enterprises income tax, or “EIT”, because it has been recognized as “a national leading agricultural enterprise”. In accordance with the relevant regulations regarding the tax exemption, PRC Yuhe is tax-exempt as long as it continues to be recognized as “the national leading agricultural enterprise”. On January 31, 2008, the Chinese operating subsidiaries PRC Yuhe and Taihong were acquired by Bright Stand.

On March 16, 2007, the National People’s Congress of China enacted a new tax law, or “the New Tax Law”, whereby both FIEs and domestic companies will be subject to a uniform income tax rate of 25%. On November 28, 2007, the State Council of China promulgated the Implementation Rules. Both the New Tax Law and the Implementation Rules have become effective on January 1, 2008 and provide tax exemption treatment for enterprises engaged in agricultural industries, such as farming, foresting, fishing and animal husbandry. As an enterprise engaged in the farming industry, the Company is eligible for relevant exemption treatment and does not need to pay company income tax. In 2008, the local tax authorities informed the Company that it is eligible for relevant preferential tax treatment. However, any decision by relevant tax authorities in the future that the Company is not eligible for tax exemption treatment may materially and adversely affect its profits, business and financial performance.

Seasonality

The Company’s operating results and operating cash flows historically have been subject to seasonal variations. Demand for the Company’s day-old broilers generally decreases in May and June. Since the Company’s ultimate clients are mostly farmers and the second quarter is their busy season for reaping, farmers have little idle time to raise broilers during these months.

Another low season for the Company’s products is from the second half of December to the first half of January, which the Company believes is caused by a Chinese cultural taboo on animal slaughter during the Chinese New Year holiday, which occurs between late January and early February. Because it usually takes approximately 45 days for a day-old broiler to reach market weight, the Company experiences reduced demand for its day-old broilers during the period from 30 to 60 days prior to the Chinese New Year holiday period. In addition, since most farmers are likely to rest during the Chinese New Year holiday, rather than work, February would be another low season for the Company’s products.

ITEM 1A.   RISK FACTORS.

Not applicable.

ITEM 1B.   UNRESOLVED STAFF COMMENTS.

Not Applicable.

ITEM 2.   PROPERTIES

Land use rights are carried at cost and amortized on a straight-line basis over the period of rights of 50 years commencing from the date of acquisition of equitable interest. According to the laws of PRC, the Chinese government owns all of the land in the PRC. Companies or individual are authorized to possess and use the land only through land usage rights approved by the PRC government.

Facilities

Except its breeder farms, PRC Yuhe owns buildings/fixtures and land use rights of all the lands used for its operations. Taihong leases all the land and buildings used for its operations from PRC Yuhe.

PRC Yuhe owns the land use rights to four parcels of land in Weifang, Shandong Province, totaling approximately 102,596 square meters. PRC Yuhe has obtained from the relevant governmental authorities the Land Use Right Certificates of these four parcels of land. PRC Yuhe has also obtained Building Ownership Certificates for all the buildings and fixtures erected on those aforementioned four parcels of land. The first parcel comprises 25,040 square meters and is the location of two hatcheries operated by PRC Yuhe. The second parcel of property comprises 31,450 square meters and is the location of the Company’s corporate headquarters and living quarters for the Company’s staff. The third parcel comprises 21,470 square meters which, together with all the buildings erected on it, has been leased to Taihong for its operation of the feed mill. The exclusive rights to use each of the foregoing three parcels of land are valid for a period of 50 years and will expire in 2052 and 2053. The fourth parcel of property comprises 24,636 square meters. The exclusive rights to use the fourth parcel of land are valid for a period of 50 years and will expire in 2057.

PRC Yuhe does not directly own land or land use rights for its thirteen breeder farms, but leases approximately 820,000 square meters of land to house these farms. PRC Yuhe has built on the leased land various buildings to house its breeder. These buildings are considered to be temporary structures.

Because PRC Yuhe does not own these lands, it did not apply for and was not granted with the Land Use Right Certificate and Building Ownership Certificate for the breeder farm lands it leased and the buildings it has erected on the leased land. However, PRC Yuhe has the right to use the breeder farm lands for terms as specified in the Lease Agreement, which typically last about twenty to forty years. During the term of relevant Lease Agreement, all the buildings and fixtures erected by PRC Yuhe on the leased breeder farm lands are protected by PRC law and PRC Yuhe can freely dispose of them.

As of December 31, 2008, both PRC Yuhe and Taihong are not covered by any insurance. It is the Company’s understanding that other large agricultural factory entities in China in the same industry are not covered by insurance as well. The Company would like to insure both day-old broilers and parent breeders, which are its main asset; however, such insurance policies are not available in China.

As of December 31, 2008, the Group had capital commitment amounting to $10,519,644 in relation to the construction cost, land acquisition and farm acquisition for PRC Yuhe and the Group paid deposits of $10,214,093 related to these commitments and recorded under Deposits paid for acquisition of long term assets.   Further details are set out in the financial statements.

The following is a summary of some of the Company’s investment in acquisition of land and farm construction of $8.2 million, including in the capital commitment of approximately $10.5 million mentioned above as of December 31, 2008.

Land for Hatchery Farm No. 3

On June 10, 2008, PRC Yuhe entered into an agreement with Shandong Meiweite Food Ltd. and purchased land use rights for 45 years to an area covering 26,666 square meters. According to the agreement, the total consideration for the sale and purchase is RMB 10 million, or approximately $1.5 million, and a sum of RMB 9 million, or approximately $1.3 million, has been paid according to the terms of such agreement. PRC Yuhe will manage and utilize the land to build a new hatchery, bringing the total number of hatchery farm to three by the end of 2009.

Purchase of Breeding Farms Nos. 3 & 4

On June 7, 2008, PRC Yuhe entered into an agreement with Shandong Anrui Poultry Feed Ltd., and purchased land and the building on it for a total consideration of RMB 17 million, or approximately $2.5 million, and a sum of RMB 16 million, or approximately $2.4 million, has been paid according to the terms of such agreement. PRC Yuhe will utilize this facility as one of its breeding farms without the need to pay for lease payments after such agreement was signed. PRC Yuhe will have avoided annual lease payments by $500,000. The capacity of this breeding farm is 100,000 sets of parent broilers.

Construction of Breeding Farm No. 1

On August 15, 2008, PRC Yuhe completed construction work and facilities to set up the southern farm of breeding farm No 1. On August 30, 2008, PRC Yuhe purchased 100,000 sets of parent breeders and began to feed. By the end of September 2008, PRC Yuhe has spent RMB 29 million, or approximately $4.5 million, to build breeding farm No 1. The breeding farm can be split into the southern and the northern regions. PRC Yuhe looks forward to completing the northern farm construction work and facilities by July 2009; and beginning to breed parent broilers in the northern region by the end of 2009. The residual scheduled payment is RMB 6 million, or $0.9 million, for the building and facilities; and RMB 4.9 million, or approximately $0.75 million, in machineries. The capacity of the northern factory is 140,000 sets of parent broilers.

Construction of Breeding Farm Nos. 2, 3, 5, 6, 7

On December 6, 2008, PRC Yuhe entered into a construction agreement with a contractor to build and renovate five of its breeding farms for a total consideration of RMB 2.6 million, approximately equivalent to $379,000. The construction period is estimated to be from February 2009 to April 2009.

Construction of Steel Structural Surface for Hatchery Farm No. 3

On December 10, 2008, PRC Yuhe entered into a construction agreement with a contractor to build the steel structure for its hatchery farm No. 3 for a total consideration of RMB 3.9 million, approximately equivalent to $564,000. The construction period is estimated to be from February 2009 to March 2009.

Equipment Leasing and Rental Arrangement

On November 11, 2008, PRC Yuhe entered into equipment leasing agreement and property rental agreement, collectively, the “Agreements”, with Shandong Nongbiao Purina Feed Co., Ltd., “Shandong Nongbiao Purina”. Shandong Nongbiao Purina will construct a feed production facility on a property leased from PRC Yuhe and become the exclusive feed supplier for PRC Yuhe. Pursuant to the terms and conditions of the Agreements, Shandong Nongbiao Purina will lease certain equipment for feed production from, and install them at the premises owned by, PRC Yuhe. The lease term for both the equipment leasing agreement and property rental agreement is 10 years. After completion of the feed production facility, the lease term will commence on the date production begins.  Shandong Nongbiao Purina shall pay to PRC Yuhe an annual rental payment for the leased land, premises and facilities of RMB 1,500,000, approximately equivalent to $219,000. The rent payable by Shandong Nongbiao Purina under the rental agreement will be offset against the prepaid equipment rental costs of RMB 10,000,000, approximately equivalent to $1,459,000.

In connection with the execution of the Agreements, Shandong Yuhe Food Group Co., Ltd., “Yuhe Group”, a PRC company based in Shandong Province, would be the guarantor of PRC Yuhe for RMB 4,500,000, approximately equivalent to $657,000, for the first five years and for RMB 3,000,000, approximately equivalent to $438,000, for the next five years. No guarantee fee is required according to the above Agreements.

ITEM 3.   LEGAL PROCEEDINGS.

In May 2008, Li Yu filed a claim against PRC Yuhe, Taihong and Yuhe Group claiming RMB 2,400,000, or approximately $360,000, arising from an alleged RMB 10,000,000, or approximately $1,500,000, loan agreement dated October 31, 2007 entered into among Li Yu, as the lender, PRC Yuhe, Taihong, Yuhe Group and Gao Zhentao.  However, due to Li Yu’s failure to transfer the loan amount to the borrowers timely, PRC Yuhe and Taihong could not utilize the loan amount. As a result of the late remittance of funds, Yuhe Group has agreed to borrow and take over the RMB 10,000,000, or approximately $1,500,000, loan from PRC Yuhe and Taihong pursuant to a Capital Transfer Agreement dated November 28, 2007 by and among PRC Yuhe, Taihong and Yuhe Group. Yuhe Group has already repaid RMB 9,200,000, or approximately $1,380,000, to Li Yu.

With respect to the claim filed by Li Yu, while it appears that RMB 800,000, or approximately $120,000, remains unpaid under the loan agreement, Li Yu has claimed RMB 2,400,000, or approximately $360,000, without explaining his basis. In addition to litigating over venue, the borrowers claimed that the loan agreement was forged and counterclaimed losses due to Li Yu's failure to transfer the loan amount to the borrowers timely.

On December 8, 2008, Li Yu applied to the Court withdrawing his claim against PRC Yuhe, Taihong and Yuhe Group.  The Court handed down the judgment on the same date allowing Li Yu’s application for withdrawal and ordering Li Yu to pay the costs of his application.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.   MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

The Company’s common stock is quoted under the symbol, “YUII.OB” on the OTC Bulletin Board. Trading in the common stock in the over-the-counter market has been limited and sporadic and the quotations set forth below are not necessarily indicative of actual market conditions. The following sets forth high and low bid price quotations for each calendar quarter during the last two fiscal years that trading occurred or quotations were available. All prices prior to the quarter ended December 31, 2007 reflect activity in the Company’s common stock prior to the announcement of the Company’s agreement to enter into the Equity Transfer Agreement to acquire Bright Stand.”  Further, all prices reflect inter-dealer prices without retail mark-up, mark-down, or commission and may not necessarily reflect actual transactions. The following share prices are quoted on OTC Bulletin Board trading system.  The high and low sales prices for the periods presented have not been adjusted to reflect the 1: 14.70596492 reverse stock split effected on April 4, 2008:

	High*	Low*

2007 – Quarter Ended:
March 31, 2007	2.90	1.05
June 30, 2007	1.95	0.55
September 30, 2007	0.61	0.60
December 31, 2007	1.40	0.60

2008 – Quarter Ended:
March 31, 2008	0.60	0.45
June 30, 2008	8.00	8.00
September 30, 2008	6.50	6.50
December 31, 2008	4.00	4.00

*	Source: Yahoo Finance

The most recent market trade of the Company’s common stock occurred on March 19, 2009 at the price of $1.80 per share. There is a lack of any meaningful market value quotations for the Company’s shares.

Holders

As of December 31, 2008, there were 15,722,180 shares outstanding and approximately 46 holders of record of the Company’s common stock.

Securities Authorized for Issuance under Equity Compensation Plans

The Company has not reserved any securities for issuance under any equity compensation plan, as it currently has not adopted any equity compensation plan.

Dividend Policy

Prior to the Company’s entering into the Equity Transfer Agreement, none of Bright Stand, PRC Yuhe or Taihong has declared any dividends.

The Company entered into a Stock Purchase Agreement, the “Stock Purchase Agreement”, with Halter Financial Investments, L.P., a Texas limited partnership, “Halter Financial”, dated as of November 6, 2007, pursuant to which it agreed to sell to Halter Financial 14,000,000 unregistered shares, equivalent to 951,996 post-split shares, of its common stock for $425,000. The transaction closed on November 16, 2007. As a result of the transaction, Halter Financial holds 14,000,000 shares, equivalent to 951,996 post-split shares, or 87.5% of the Company’s 16,000,000 shares, equivalent to 1,087,994 post-split shares, of common stock then outstanding following the completion of all matters referred to above. The Stock Purchase Agreement also required the Company’s Board of Directors to declare and pay a special cash dividend of $0.21, $3.088 post-split, per share to the Company’s shareholders on November 19, 2007. Halter Financial did not participate in such dividend. The dividend was payable to shareholders of record on November 15, 2007, which was prior to the date the shares were issued to Halter Financial under the Stock Purchase Agreement. The dividend payment date was November 19, 2007. The dividend was payable to the Company’s shareholders who held 2,000,000 shares, equivalent to 135,999 post-split shares, of the Company’s common stock and resulted in a total dividend distribution of $420,000. The funds for the dividend came from the $425,000 proceeds received from the sale of common stock to Halter Financial.

Any future determination as to the declaration and payment of dividends on the Company’s common stock will be made at the discretion of the Company’s board of directors out of funds legally available for such purpose. The Company is under no contractual obligations or restrictions to declare or pay dividends on its common stock. In addition, the Company currently has no plans to pay such dividends. However, even if it wishes to pay dividends, because its cash flow is dependent on dividend distributions from its affiliated entities in China, the Company may be restricted from distributing dividends to its holders of common stock in the future if at the time it was unable to obtain sufficient dividend distributions from PRC Yuhe or Taihong. The board of directors currently intends to retain all earnings for use in the business for the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA

 Not required for smaller reporting companies.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

 You should read the following description of the Company’s results of operations and financial condition in conjunction with the Company’s consolidated audited financial statements presented in this report. Unless otherwise specified, all dollar amounts are in U.S. dollars.

Overview

The Company is in the middle of the broiler chicken supply chain. The Company purchases baby parent breeding stocks from primary breeder farms, raises them for hatching eggs and sells live day-old broilers to the market. The Company’s business segment along the broiler supply chain has the highest margin along the supply chain. The Company produces high quality day-old broilers supported by its know-how in the areas of feed ingredient composition, immunizations system and breeding techniques, gained through over a decade of experience.

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

Results of Operations – Comparison of twelve months ended December 31, 2008 and 2007

The Company has consolidated the results of PRC Yuhe and Taihong into its Consolidated Financial Statements from February 1, 2008 to December 31, 2008. For comparative purposes, the Company has provided a pro forma Consolidated Statement of Operations for each of the twelve months ended December 31, 2008 and 2007 (please refer to F-37 – F-40) to provide comparable presentation to its reported results for the twelve months ended December 31, 2008 and 2007.  The Company believes that providing this pro forma financial statement as if it had consolidated PRC Yuhe and Taihong as of January 1, 2007 may assist investors in assessing performance between periods and in developing expectations of future performance.

	All amounts,		All amounts,		All amounts,		Increase/
	other than	As a	other than	As a	other than	As a	(Decrease)	Increase/
	percentage, in	percentage of	percentage, in	percentage of	percentage, in	percentage of	Dollar ($)	(Decrease)
	U.S. dollars	net revenues	U.S. dollars	net revenues	U.S. dollars	net revenues	U.S. dollars	Percentage
	For the year	For the year	For the year	For the year	For the year	For the year	For the year	For the year
	ended	ended	ended	ended	ended	ended	ended	ended
	December 31	December 31	December 31	December 31	December 31	December 31	December 31	December 31
	2008	2008	2008	2008	2007	2008	2008	2008
	(As reported)		(Pro forma)		(Pro forma)
Sales revenue	34,626,282	100.00%	36,117,611	100.00%	22,075,224	100.00%	14,042,387	63.61%
Costs of revenue	21,572,722	62.30%	22,910,160	63.43%	13,502,545	61.17%	9,407,615	69.67%
Gross profit	13,053,560	37.70%	13,207,451	36.57%	8,572,679	38.83%	4,634,772	54.06%
Selling expenses	425,460	1.23%	454,457	1.26%	312,927	1.42%	141,530	45.23%
General and administrative expenses	2,538,590	7.33%	2,661,285	7.37%	1,112,758	5.04%	1,548,527	139.16%
Operating income	10,089,510	29.14%	10,091,709	27.94%	7,146,994	32.38%	2,944,715	41.20%
Bad debts (recovery) expenses	(813,000)	-2.35%	(1,032,893)	-2.86%	231,569	1.05%	(1,264,462	-546.04%
Interest income	249,738	0.72%	249,743	0.69%	796	0.00%	248,947	31274.75%
Other income (expense)	75,210	0.22%	80,814	0.22%	(106,246)	-0.48%	187,060	-176.06%
Interest expenses	702,573	2.03%	788,740	2.18%	924,915	4.19%	(136,175	-14.72%
Net income	10,524,885	30.40%	10,666,419	29.53%	5,885,060	26.66%	4,781,359	81.25%

Net revenue (As reported). Sales revenue of $34.6 million represents sales of 73 million day-old broilers from the period February 1, 2008 to December 31, 2008.

Net revenue (Pro forma). Sales revenue increased by $14 million, or 63.6%, to $36.1 million for the twelve months ended December 31, 2008 from $22.1 million for the twelve months ended December 31, 2007. The increase was driven by the increase in sales volume of 32 million day-old broilers, or 73.4%, from 43.6 million birds for the twelve months ended December 31, 2007 to 75.6 million birds for the twelve months ended December 31, 2008.  The increase in sales volume was partially offset by a decrease in selling price. The selling price of day-old broilers decreased from 3.75 RMB per bird for the twelve months ended December 31, 2007 to approximately 2.93 RMB per bird, or 16.9%, for the twelve months ended December 31, 2008. The increase in sales volume was a result of expansion in production capacity as well as the increase of the parent breeders volume in the year 2008. The price decline was primarily the result of a sharp price decrease in June and July due to the Olympic Games.

Sales of retired breeder stocks increased $1.8 million, or 191%, from $1 million for the year ended December 31, 2007 to $2.8 million for the year ended December 31, 2008. There are two reasons for this sales growth, the first is the significant increase in the volume of parent breeders in year 2008. The second reason is the old age of certain breeder stock, whose productivity has decreased.

Sales of eggs increased $0.12 million, or 45%, from $0.28 million for the year ended December 31, 2007 to $0.4 million for the year ended December 31, 2008. This increase is in line with the growth of the day old broiler sales volume.

Since almost all the products of Taihong were supplied to its parent, PRC Yuhe, revenue contributed from Taihong’s external sales comprised only approximately 1% of the Company’s total revenues for the twelve months ended December 31, 2008.

Cost of revenues (As reported). The Company’s cost of revenues amounted to approximately $21.6 million, or representing approximately 62% of its sales revenue from the period February 1, 2008 to December 31, 2008.

Cost of revenues (Pro forma). The Company’s cost of revenues increased by $9.4 million, or 70%, to $23 million for the twelve months ended December 31, 2008 from $13.5 million for the twelve months ended December 31, 2007. The main reason for the increase in the cost of revenues was the increase in sales volume. As a percentage of net revenues, the cost of revenues increased slightly by 2%, from 61% for the twelve months ended December 31, 2007, to 63% for the twelve months ended December 31, 2008. The increase in cost of revenues as a percentage of net revenues was mainly due to the decrease in the day old broiler selling price in year 2008, as the Company discussed above.

Gross profits (As reported). Gross profit amounted to approximately $13.1 million from the period February 1, 2008 to December 31, 2008.  Gross profit as a percentage of net revenues was approximately 37.7% from the period February 1, 2008 to December 31, 2008.

Gross profit (Pro forma). The Company’s gross profit increased by $4.6 million to $13.2 million for the twelve months ended December 31, 2008 from $8.6 million for the twelve months ended December 31, 2007.  Gross profit as a percentage of net revenues was 36.6% for the twelve months ended December 31, 2008, as compared to 38.8% for the twelve months ended December 31, 2007. The decrease was mainly attributable to the decline in sales price of the Company’s day-old broilers, which was discussed above.

General and administrative expenses (As reported). The general and administrative expenses amounted to approximately $2.54 million from the period February 1, 2008 to December 31, 2008.

General and administrative expenses (Pro forma).  The general and administrative expenses increased $1.55 million, or 139%, to $2.66 million for the twelve months ended December 31, 2008 from $1.11 million for the twelve months ended December 31, 2007. The increase in general and administrative expenses was mainly due to the public company related expense incurred this fiscal year. The general and administrative expenses comprised mainly of human resources and related expenses of approximately $0.4 million, representing 12% of total general and administrative expenses, facilities and utility expenses of $0.5 million, representing 16% of total general and administrative expenses, travel expenses of $0.5 million, representing 16% of total general and administrative expenses, and public company expense of $1.5 million, representing 52% of total general and administrative expenses.

Bad Debts Recovery
During the year 2008, bad debts recovery was $813,000 (as reported) and $1,033,000 (pro forma).

In the twelve months of year 2008, $1 million of bad debts have been recovered, compared to the $0.2 million bad debts expense in year 2007. The main reason is, in year 2008, the Company has collected those advances to third parties which have been recognized as bad debts under general accepted accounting principles and the Company has determined that a lower allowance for bad debt is adequate as of December 31, 2008.

Selling Expenses (As reported). The Company’ selling expenses amounted to $425,000 from the period February 1, 2008 to December 31, 2008.

Selling Expenses (Pro forma). The Company’ selling expenses increased by $142,000, or 45%, to $454,000 for the twelve months ended December 31, 2008 from $313,000 for the same period in 2007. It comprised mainly of human resources and related expenses of approximately $62,000, representing 13% of total selling expenses, packaging and transportation expenses of $305,000, representing 67% of total general and administrative expenses, and travel and office expenses of $60,000, representing 13% of total selling expense. The increase in selling expenses was primarily due to the increase in sales volume. As a percentage of net revenues, selling expenses decreased from 1.4% to 1.3% for the twelve months ended December 31, 2008 and 2007.

Interest expense (As reported). Interest expense amounted to approximately $703,000 from the period February 1, 2008 to December 31, 2008. Interest expense consisted primarily of interest on bank loans of approximately $1.1 million, less capitalized interest of $437,000. The Company expects to extend or roll over the loans as they come due in the near future, and the interest on bank loans will remain steady in the near future.

Interest expense (Pro forma). Interest expense decreased $136,000 to $789,000 for the twelve months ended December 31, 2008 from $925,000 for the twelve months ended December 31, 2007. Interest expenses consisted primarily of interest on bank loans. Interest expense appears to decrease due to $437,000 of interest being capitalized in construction in progress.  If interest has not been capitalized, interest expense would increase by $300,000. The increase in interest expense is primarily due to the increase in interest rate on some of the bank loans as discussed under the Loan Facilities section.

Interest income (Pro forma). Interest income increased $249,000 to $250,000 for the twelve months ended December 31, 2008 from $800 for the twelve months ended December 31, 2007. Interest income mainly comes from interest from loans to the third parties.

Provision for Income Taxes.
In December of 2007, the PRC government announced income tax exemption on poultry producers, effective as of January 1, 2008.

The corporate income tax rate for the Company’s subsidiary Taihong is 25%. There is no provision for income tax because Taihong has a net operating loss carry forward which resulted in a deferred tax asset of $60,204 as of December 31, 2008.  Taihong historically experiences net losses before income taxes, and management does not expect Taihong to generate net income before taxes in the future as its business is to supply feed to PRC Yuhe.  As such, a full valuation allowance of $60,204 is recorded against the deferred tax asset.

Net income (As reported). Net profit amounted to approximately $10.52 million from the period February 1, 2008 to December 31, 2008, as a result of the factors described above.

Net income (Pro forma). Net profit increased by $4.78 million to $10.67 million for the twelve months ended December 31, 2008 from $5.89 million for the twelve months ended December 31, 2007, as a result of the factors described above.

Liquidity and Capital Resources

For the period from February 1, 2008 to December 31, 2008

The Company expects that its strong positive working capital of $14.0 million as of December 31, 2008 will meet its foreseeable working capital needs for the next 12 months from the date of this filing.

In support of the Company’s long-term business plan, the Company arranged a private placement on March 12, 2008 of $18,000,000 with a net amount of $15,359,523 that it received up to December 31, 2008. The Company believes that these funds will be used for its foreseeable expansion in 2009.

General
As of December 31, 2008, the Company had cash and cash equivalents of approximately $13.4 million. The following table provides detailed information about the Company’s net cash flow for the twelve month period ended December 31, 2008.

Twelve months ended December 31, 2008

Net cash used in operating activities	(1,761,854)
Net cash (used in) investing activities	(13,928,211)
Net cash provided by financing activities	27,911,982
Effect of foreign currency translation on cash and cash equivalents	140,120
Net cash inflow	12,362,037
Cash and cash equivalents at beginning of year	1,050,168
Cash and cash equivalents at end of year	13,412,205

Operating Activities. Net cash used in operating activities was $1.8 million for the twelve months ended December 31, 2008. Net cash used in operating activities was primarily attributable to an increase in inventory of $5 million for ordinary course payment of inventory and the purchase of breeder stocks to replace retired breeder stocks.

Investing Activities. Net cash used in investing activities for the twelve months ended December 31, 2008 was $13.9 million. Net cash used in investing activities was mainly due to the acquisition of 100% of the common stock of PRC Yuhe and 43.75% of the common stock of Taihong for approximately $10.57 million cash in January 2008.

The Company paid $12.69 million for capital expenditures; in which $2.48 million was for the acquisition of property, plant and equipment and $10.21 million for deposits paid for the acquisition of land and farm construction. The Company has capital commitment amounting $10.52 million, of which the Company has paid $10.21 million as deposits for land and farm construction. The Company is required to pay the remaining $0.31 million to complete the existing construction projects for the expansion of the farm and hatch houses.

Financing Activities. Net cash from financing activities totaled $27.9 million for the twelve months ended December 31, 2008. The significant cash flows provided by financing activities was primarily a result of the business combination which occurred during the period ended March 31, 2008. Bright Stand received a $12.15 million capital contribution from its shareholder to use for the acquisition of PRC Yuhe.  In addition, $15.35 million of net proceeds was raised in the sale of the Company's common stock during the period ended December 31, 2008; of which $12.21 million was received during the period ended March 31, 2008. $1.75 million was released from the escrow agent as a result of the Company’s appointment of a new CFO and independent directors and $1.39 million was a subscription received by the Company during the three months ended December 31, 2008. The Company also had net cash proceeds of $1.07 million from the receipt of receivables from and payments to related parties. Moreover, the Company had additional borrowings of $0.2 million during the twelve months ended December 31, 2008.

Loan Facilities

As of December 31, 2008, maturities of the Company’s bank loans are as follows:

As at December 31, 2008

2009	$1,356,832
2010	9,410,289
$10,767,121

All amounts, other than percentages, are in U.S. dollars

Type	Contracting party	Valid period	Duration	Amount
Bank loan	Hanting Kaiyuan Rural Credit Cooperative	July 1, 2007 - Jan 10, 2009	18 months	$1,065,040
Bank loan	Nansun Rural Credit	Nov 28,2008 – May 28, 2010	24 months	4,814,566
Bank loan	Nansun Rural Credit	May 17, 2007 - May 17, 2010	36 months	3,647,399
Bank loan	Nansun Rural Credit	Dec 10, 2007 - Dec 9, 2009	24 months	291,792
Bank loan	Shuangyang Rural Credit	Oct 16,2008 - Oct 13, 2010	24 months	948,324
Total				$10,767,121

The Company has loan facilities from three institutions and the following are the material terms of such bank loans

Loan from Hanting Kaiyuan Rural Credit Cooperative:

On July 1, 2007, PRC Yuhe entered into a loan agreement with Hanting Kaiyuan Rural Credit Cooperative. Pursuant to the loan agreement, Hanting Kaiyuan Rural Credit Cooperative loaned PRC Yuhe $1,065,040 at an interest rate of 11.09% per annum. PRC Yuhe is obligated under such loan agreement to pay interest monthly and repay the loan on its maturity date, January 1, 2009. PRC Yuhe uses the loan to finance the purchase of raw materials. The loan is secured by the plant and equipment of PRC Yuhe with a net book of $1,229,020 as of December 31, 2008.

Loans from Nansun Rural Credit:

PRC Yuhe renewed four loan agreements with Nansun Rural Credit on November 28, 2008. The interest rate for the loan agreements is 13.82% per annum for the renewed bank loan contract, compared to the original rate of 9.21%, which enjoyed the support of government policy. The total amount of these four bank loans is $4,814,566.

The other four loans with an outstanding balance of $3,355,607 from Nansun Rural Credit also increased their interest rate from 10.51% to 12.1% due to the same reason. Nansun Rural Credit also provided four loans to Taihong at interest rates of 12.1% per annum.

The last bank loan from Nansun Rural Credit is the one engaged in October, 2007 with an outstanding balance of $291,792, with an interest rate remaining at 10.46% per annum.

The loans are used for financing of working capital. All loans are secured by the land use rights and buildings of PRC Yuhe and Taihong with a net book value of $11,585,153 as of December 31, 2008.

Loan from Shuangyang Rural Credit:

Taihong renewed the loan agreements with Shuangyang Rural Credit on October 16, 2008, amounting to $948,324. The interest rate for the loans is 9.83% per annum for the renewed bank loan contract, compared to the original rate of 10.51%. Taihong is obligated under such loan agreement to pay interest monthly and repay the loan on its maturity date, October 13, 2010. The loan is secured by the plant and equipment of Taihong with a net book value of $1,060,891 as of December 31, 2008.

Due to related companies

As of December 31, 2008, the Company has $210,633 due to Weifang Hexing Breeding Co., Ltd., a company for which Mr. Gao Zhentao also serves as a director.  The amounts due to this related company are unsecured, interest free and have no fixed repayment date.  These loans are used for working capital purposes.

Obligations Under Material Contracts

Below is a table setting forth the Company’s material contractual obligations as of December 31, 2008:

Payment due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Long-Term Debt Obligations	$10,767,121	$1,356,832	$9,410,289	$-	$-
Due to Related Companies	$210,633	$210,633	-	-	-
Operating Lease Obligations	$2,291,993	$89,901	$179,802	$179,802	$1,842,488
Capital Lease Obligations	-	-	-	-	-
Purchase Obligations	$305,551	$305,551	-	-	-
Other Long-Term Liabilities Reflected on the Registrant’s Balance Sheet under GAAP	-	-	-	-	-
Total	$13,575,298	$1,962,917	$9,590,091	$179,802	$1,842,488

 Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires the Company’s management to make assumptions, estimates and judgments that affect the amounts reported in the financial statements, including the notes thereto, and related disclosures of commitments and contingencies, if any. The Company considers its critical accounting policies to be those that require the more significant judgments and estimates in the preparation of financial statements, including the following:

●
Inventory - Inventories consisting of raw materials, work in progress and finished goods are stated at the lower of cost and net realizable value. The cost of inventories is determined using the weighted average cost method, and includes expenditures incurred in acquiring the inventories and bringing them to their existing location and condition. Net realizable value is the estimated selling price in the ordinary course of business less any applicable selling expenses. Finished goods are comprised of direct materials, direct labor and an appropriate proportion of overhead. At each balance sheet date, inventories that are worth less than cost are written down to their net realizable value, and the difference is charged to the cost of revenues of that period.

●
Trade receivable – Trade receivables are recognized and carried at the original invoice amount less an allowance for any uncollectible amounts. An estimate for doubtful accounts is made when collection of the full amount is no longer probable. Bad debts are written off as incurred.

●
Note receivables – Note receivables are stated at the original principal amount less an allowance for any uncollectible amounts. Management provides for an allowance when collection of the full amount is no longer probable by establishing an allowance equivalent to 30% of gross amount of notes receivables due over 6 months and 60% of gross amount of notes receivables due over 1 year. Full provision will be made for notes receivables due over 2 years.

●
Plant and equipment - Plant and equipment are carried at cost less accumulated depreciation. Depreciation is provided over their estimated useful lives, using the straight-line method. Estimated useful lives of the plant and equipment are as follows:

Buildings	20 years
Machinery	10 years
Vehicles	5 years
Furniture and equipment	3 years

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

●
Guarantee Expense - The Company accounts for its liability for products guaranteed in accordance with FASB Interpretation No. 45 (FIN 45), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others."  Under FIN 45, the aggregate changes in the liability for accruals related to product warranties issued during the reporting period must be charged to expense as incurred.

The Company guarantees a 98% survival rate of its product by delivering additional 2% of the product.  The guarantee expires seven days after delivery.  If the survival rate falls below 98%, the Company provides an additional guarantee compensation to customers.  Based on historical experience, the likelihood that survival rate falls below 96% is remote and therefore no accrued guarantee liability was recorded at period end.  The Company records guarantee expense as incurred.

●
Revenue recognition - Net revenue is recognized when the third-party distributors and broiler farms and integrated chicken companies take delivery and acceptance of products.  The Company treats both the distributors and broiler farms and integrated chicken companies as end customers.  The price is fixed or determinable as stated in the sales contract, and the collectability is reasonably assured.  Customers do not have a general right of return on products delivered.

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

●
Income tax – The Company accounts for income taxes using an asset and liability approach and allows for recognition of deferred tax benefits in future years.  Under the asset and liability approach, deferred taxes are provided for the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  A valuation allowance is provided for deferred tax assets if it is more likely than not these items will either expire before the Company is able to realize their benefits, or that future realization is uncertain.

The Group is operating in the PRC, and in accordance with the relevant tax laws and regulations of PRC, the corporate income tax rate is 25%. Weifang Yuhe Poultry Co., Ltd is a poultry company, and in accordance with the relevant regulations regarding the favorable tax treatment for an outstanding poultry company, the Company is entitled to income tax exemption effective as of January 1, 2008.

The corporate income tax for the subsidiary, Weifang Taihong Feed Co., Ltd is 25%.

●
Fair value of financial instruments – SFAS No. 107, “Disclosures about Fair Value of Financial Instruments” (“SFAS 107”) requires entities to disclose the fair values of financial instruments except when it is not practicable to do so. Under SFAS No. 107, it is not practicable to make this disclosure when the costs of formulating the estimated values exceed the benefit when considering how meaningful the information would be to financial statement users.

The fair values of all assets and liabilities do not differ materially from their carrying amounts. None of the financial instruments held are derivative financial instruments and none were acquired or held for trading purposes during the years ended December 31, 2008 or 2007.

●
Statutory reserve – In accordance with the relevant laws and regulations of the PRC and the articles of associations of the Company’s PRC subsidiaries, PRC Yuhe and Taihong are required to allocate 10% of their net income reported in the PRC statutory accounts, after offsetting any prior years’ losses, to the statutory surplus reserve, on an annual basis.  When the balance of such reserve reaches 50% of the respective registered capital of the subsidiaries, any further allocation is optional.  The statutory surplus reserves can be used to offset prior years’ losses, if any, and may be converted into registered capital, provided that the remaining balances of the reserve after such conversion is not less than 25% of registered capital. The statutory surplus reserve is non-distributable.

 Effects of Inflation

Inflation and changing prices have not had a material effect on the Company’s business and the Company does not expect that inflation or changing prices will materially affect its business in the foreseeable future. However, the impact of inflation on PRC Yuhe and Taihong may not be readily recoverable in the prices of the Company’s products.

Off Balance Sheet Arrangements

The Company does not have any off balance sheet arrangements that have or are reasonably likely to have a current or future effect on its financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity or capital expenditures or capital resources that is material to an investor in its securities.

Seasonality

Our business has been subject to material seasonal variations in operations for the normal life cycle of 66 weeks of the breeder stock. Breeder stock produces eggs at their mature stage, around weeks 28 - 60 and therefore, the Company’s business will have seasonal variation on the early and aged stage of the breeder stock. In addition, the Company normally raises a new batch of breeder stock after the aged breeder stock retires and is sold. This impact of seasonality can be resolved when the Company expands its batches of breeder stocks.

The Company has been subject to seasonal variations. Since the Company’s ultimate clients are mostly farmers and the second quarter is their busy season for reaping, farmers have little idle time to raise broilers during these months, so the demand for the Company’s day-old broilers generally decreases in May and June.

Another low season for the Company’s products is from the second half of December to the first half of January, during which the Company experiences reduced demand for its day-old broilers during the period from 30 to 60 days prior to the Chinese New Year holiday period. In addition, since most farmers are likely to rest during the Chinese New Year holiday, rather than work, February is traditionally a low season for the Company’s products.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for smaller reporting companies.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

          (a) Financial Statements

          The following financial statements are set forth at the end hereof.

          1.     Report of Independent Registered Public Accounting Firm

          2.     Consolidated Balance Sheets as of December 31, 2008 and 2007

          3.     Consolidated Statements of Income and Comprehensive Income (Loss) for the years ended December 31, 2008 and 2007

          4.     Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2008 and 2007

          5.     Consolidated Statements of Cash Flows for the years ended December 31, 2008 and 2007

          6.     Notes to Consolidated Financial Statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

 On March 12, 2008, concurrent with the reverse acquisition of First Growth, the Company’s board of directors approved the dismissal of Pritchett, Siler & Hardy, P.C. as the Company’s independent auditor, effective upon the completion of the audit of financial statements of First Growth as of and for the fiscal year ended December 31, 2007 and the issuance of its report thereon. Concurrent with the decision to dismiss Pritchett, Siler & Hardy, P.C. as the Company’s independent auditor, the Company’s board of directors elected to continue the existing relationship of the Company’s new subsidiary Weifang Yuhe Poultry Co., Ltd. with Child, Van Wagoner & Bradshaw, PLLC and appointed Child, Van Wagoner & Bradshaw, PLLC as the Company’s independent auditor.

The dismissal of Pritchett, Siler & Hardy, P.C. became effective when Pritchett, Siler & Hardy, P.C. completed its audit of such financial statements and released its report with respect thereto on March 31, 2008.

The reports of Pritchett, Siler & Hardy, P.C. on the Company’s financial statements for the fiscal year ended December 31, 2006 did not contain an adverse opinion or disclaimer of opinion, nor were they qualified or modified as to any uncertainty, audit scope or accounting principles. During the Company’s fiscal years ended December 31, 2006 and 2007 and the subsequent interim periods preceding the termination, there were no disagreements with Pritchett, Siler & Hardy, P.C. on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Pritchett, Siler & Hardy, P.C. would have caused Pritchett, Siler & Hardy, P.C. to make reference to the subject matter of the disagreements in connection with its report on the financial statements for such years or subsequent interim periods.

During the Company’s two most recent fiscal years ended December 31, 2007 and 2006, the Company did not consult Child, Van Wagoner & Bradshaw, PLLC with respect to (i) the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on its consolidated financial statements, and neither a written report was provided to the Company nor oral advice was provided that Child, Van Wagoner & Bradshaw, PLLC concluded was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issue; or (ii) any matter that was either the subject of a disagreement, as defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions to that Item, or a reportable event, as described in Item 304(a)(1)(v) of Regulation S-K.

The Company provided Pritchett, Siler & Hardy, P.C. with a copy of this disclosure on April 2, 2008, providing Pritchett, Siler & Hardy, P.C. with the opportunity to furnish the Company with a letter addressed to the SEC stating whether it agrees with the statement made by the Company herein in response to Item 304(a) of Regulation S-K and, if not, stating the respect in which it does not agree. A letter from Pritchett, Siler & Hardy, P.C. dated April 3, 2008 was filed by the Company as Exhibit 16.1 to its current report on Form 8-K on April 4, 2008.

ITEM 9A. CONTROLS AND PROCEDURES

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting.   The Company’s internal control system was designed to provide reasonable assurance to its management and Board of Directors regarding the preparation and fair presentation of financial statements.

The Company’s management, with the participation of its chief executive officer and chief financial officer, Messrs. Gao Zhentao and Hu Gang, respectively evaluated the effectiveness of the Company’s disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports, such as this 10-K, that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

The Company’s disclosure controls and procedures are designed to provide reasonable assurance of achieving the Company’s objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  In making its assessment of internal control over financial reporting, the management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework .  Based on this evaluation, Messrs. Gao and Hu concluded that as of December 31, 2008, the Company’s disclosure controls and procedures were effective based on those criteria.

There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation performed that occurred during the period covered by this report that has materially affected or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers, Director and Key Employees

The following table sets forth information about the Company’s executive officers, directors and key employees as of December 31, 2008. Unless expressly disclosed, all officers above are employed full time by us:-

Name	Age	Position
Executive Officers
Gao Zhentao**	47	Chief Executive Officer and Chairman of the Board of Directors
Han Chengxiang	44	Chief Production Officer
Hu Gang	33	Chief Financial Officer
Directors
Peter Li	44	Director *
Liu Yaojun	32	Director *
Greg Huett	46	Director *
Han Chengxiang	47	Director
Key Employees
Tan Yi	52	Marketing Director of PRC Yuhe
Ding Wengui	45	Chief Technology Officer of PRC Yuhe

* Not full time
**Other than spending approximately 4 hours per week, or approximately 10% of his professional time, as executive director of Yuhe Group, Mr. Gao Zhentao is employed full time by the Company as the Chief Executive Officer and Chairman.

Executive Officers

Gao Zhentao. Mr. Gao has been the Company’s Chief Executive Officer and Chairman of its Board of Directors since March 12, 2008. Prior to joining us, Mr. Gao served as the Chief Executive Officer and Chairman of the Board of Directors of PRC Yuhe from 1996 to 2008. He was one of the co-founders of PRC Yuhe and Taihong. Mr. Gao is a member of the Agricultural Work Committee of the Weifang City People’s Congress and a member of the Standing Committee of the Hanting District People’s Congress. Mr. Gao has also served as the vice-chairman of the Shandong Province Farming Association since 2006, and as vice-chairman of the Poultry Subcommittee of the National Farming Association of China since 2007. Mr. Gao is the controlling shareholder, legal representative and executive director of Shandong Yuhe Food Group Co., Ltd., “Yuhe Group,” and holds 80% of Yuhe Group’s shares.

Han Chengxiang has been the Company’s Chief Production Officer since March 12, 2008. Prior to joining us, Mr. Han served as the Chief Production Officer of PRC Yuhe from 1998 to 2008. Prior to joining PRC Yuhe in 1998, Mr. Han served as the vice factory manager and then the factory manager of Weifang Zhonglianghuawei Food Co., Ltd. from 1996 to 1998. Prior to that, Mr. Han served as the chief production officer and then the vice factory manager of Weifang Broiler Group Co., Ltd. from 1990 to 1996.  Mr. Han Chengxiang was appointed Director of the Company and member of the Nominating Committee of the Company on June 13, 2008. Pursuant to an employment agreement entered into by the Company with Mr. Han, dated June 13, 2008. Mr. Han is receiving an annual salary of $17,142 and is entitled to PRC statutory holidays, and leave for maternity, marriage and mourning with pay in accordance with relevant government laws and regulations.

Hu Gang has been the Company’s Chief Financial Officer since June 13, 2008. Prior to joining us, Mr. Hu was the Chief Financial Officer of Sino-Gas International Holding Inc from October 2007 to March 2008. Prior to that, between August 2004 and October 2007, Mr. Hu served as the Finance Director of FedExKinkos’ Greater China operations. Between August 2002 and July 2004, Mr. Hu served as the accounting supervisor and group leader of DuPont China Holding Ltd. Mr. Hu graduated from Shanghai Finance and Economics University, PRC, with a B.A in International Accounting.

Directors

On June 13, 2008, Mr. Peter Li was appointed Independent Director of the Company, chair of the Audit Committee and member of the Compensation and Nominating Committees of the Company. Mr. Li is currently a Senior Advisor with Yucheng Technologies Limited, a   NASDAQ-listed leading IT services provider to the Chinese banking industry based in Beijing, the PRC. Prior to that, between 2004 and 2008, he served as the Chief Financial Officer of Yucheng Technologies Limited.

On June 13, 2008, Mr. Liu Yaojun was appointed Independent Director of the Company, chair of the Compensation Committee and member of the Nominating and Audit Committees of the Company. Mr. Liu is currently a partner at Global Law Office, a law firm based in Beijing, the PRC. Prior to that, between 2003 and 2006, Mr. Liu served as an attorney at Jingtian Gongcheng Law Firm, a law firm based in Beijing, the PRC.

On June 13, 2008, Mr. Greg Huett was appointed Independent Director of the Company, chair of the Nominating Committee and member of the Audit and Compensation Committees of the Company. Mr. Huett is currently the Chief Executive Officer of Great Creations LLC, a consumer packaged goods company. Prior to that, from 1981 to 2007 Mr. Huett worked at Tyson Foods, where he last served as the Group Vice President of Tyson’s International division.

On June 13, 2008, Mr. Han Chengxiang was appointed Director of the Company and member of the Nominating Committee of the Company. Mr. Han is currently the Chief Production Officer of the Company. Prior to joining the Company, Mr. Han served as the Chief Production Officer of PRC Yuhe from 1998 to 2008.

Key Employees

Tan Yi has served as Marketing Director of PRC Yuhe since 1995. Prior to joining PRC Yuhe in 1995, Mr. Tan served in various marketing roles with a gas company located in Harbin Province from 1990 to 1994.

Ding Wengui has been the chief technology officer of the Company’s subsidiary PRC Yuhe since 2006. Prior to this he served as the general manager of PRC Yuhe’s production division. Prior to joining PRC Yuhe in 2005, Mr. Ding worked at Qingdao Zhengda Co., Ltd., a broiler chicken company located in Shandong Province from 1993 to 2005, where he ultimately served as the vice general manager of its production division. Prior to joining Qingdao Zhengda Co., Ltd. in 1993, Mr. Ding worked at Heilongjiang Tieli Agricultural Co., Ltd., a company located in Heilongjiang Province from 1983 to 1993. Mr. Ding holds a degree in agriculture from the Heilongjiang Bayi Agricultural University.

Involvement in Certain Legal Proceedings

To the Company’s knowledge, during the past five years, none of the Company’s directors or executive officers was involved in any of the following: (1) any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (2) any conviction in a criminal proceeding or being subject to a pending criminal proceeding, excluding traffic violations and other minor offenses; (3) being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his/her involvement in any type of business, securities or banking activities; and (4) being found by a court of competent jurisdiction in a civil action, the Securities and Exchange Commission, or SEC, or the Commodities Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed,  suspended or vacated.

Board Composition and Committees

The Company’s board of directors currently consists of five members: Gao Zhentao, Han Chengxiang, Peter Li, Liu Yaojun and Greg Huett.

The Company’s board of directors has appointed a compensation committee on June 13, 2008. The Company’s compensation committee comprises three members and is responsible for the administration of all salary, bonus and incentive compensation plans for the Company’s officers and key employees. The compensation committee will also determine the discretionary annual bonus to be paid to Mr. Gao if the Company exceeds the after tax net income target of $9 million, by providing Mr. Gao with a cash bonus amount equivalent to 0.5 to 1.5% of the amount by which the Company’s after tax net income exceeds $9 million. The factors that the compensation committee will consider in determining Mr. Gao’s bonus will be revenue increase as well as the survival rate, productivity and hatching rate of the broilers. The members of the Company’s compensation committee are Liu Yaojun, Peter Li and Greg Huett.

The Company’s board of directors appointed an audit committee on June 13, 2008. The Company’s audit committee members are Peter Li, Liu Yaojun, and Greg Huett. Mr. Li qualifies as an “audit committee financial expert” as defined in Item 401(h) of Regulation S-K, and is “independent” as the term is used in Item 7(d)(3)(iv) of Schedule 14A under the Exchange Act.

The Company’s board of directors appointed a nominating committee on June 13, 2008. The Company’s nominating committee members are Greg Huett, Liu Yaojun, Peter Li and Han Chengxiang.

Supervisory Board and Shareholder’s Congress

As required by PRC Company Law (2005), each of PRC Yuhe and Taihong, as PRC companies, must establish a "Supervisory Board" and a "Shareholder Congress" as its internal corporate organs.

(i) Shareholder Congress.

Shareholder Congress comprises all the shareholder(s) of a PRC company and is the organ with the highest authority. Its authority is higher than that of both the Board of Directors and the Supervisory Board.

As stipulated by PRC Company Law (2005), the Shareholder Congress has, among others, the following powers or functions:

1.   to elect and replace directors and supervisors of the company;
2.   to pass resolutions on matters such as the merger, division, dissolution, liquidation or change of the corporate form of the company; and
3.   to amend the articles of association of the company.

The Shareholder Congress of PRC Yuhe consists of Bright Stand, and the Shareholder Congress of Taihong consists of Bright Stand and PRC Yuhe.

(ii) Supervisory Board.

All the members of the Supervisory Board serve for a term of three years. At the Shareholder Congress, the shareholders of PRC Yuhe were obligated to approve the appointment of one Supervisory Board member who was elected by the workers of PRC Yuhe as required by current Chinese laws and regulations and also appointed two other members. There are no other nominations or arrangements for nomination of Supervisory Board member. The current members of the Supervisory Board of PRC Yuhe are Zhang Jinhua, Zheng Chaoyang and Zhang Lishun, and their business background and relationships with Yuhe are as follows :-

(a)   Zhang Jinhua

Mr. Zhang graduated from Shandong Light Industrial University with a professional degree in economics and business administration in July 1999. Mr. Zhang has been the Chairman of the Supervisory Board of PRC Yuhe since November 2007 and secretary to the Company’s board of directors since March 2008. Mr. Zhang is receiving a monthly salary of RMB 8,000, or approximately $1,169, for his services as secretary to the Company's board of directors. Mr. Zhang does not receive any salary for being a member of the Supervisory Board.

Prior to joining the Company, Mr. Zhang was a factory supervisor and branch factory general manager of Shandong Lorain Foodstuff (Group) Co., Ltd. from March 2003 to June 2007 and was a Development Planning Department manager of Yuhe Group from July 2007 to March 2008. Mr. Zhang was receiving a monthly salary of RMB 1,800, or approximately $263, for his services as a Development Planning Department manager.

 (b)   Zheng Chaoyang

Mr. Zheng is currently an Administrative Department officer of Yuhe Group and has held those positions since July 1997. Prior to joining Yuhe Group in July 1997, Mr. Zheng was a sole proprietor engaging in the retail business from 1985 to 1997. Mr. Zheng is receiving a monthly salary of RMB 1,700, or approximately $248, for his services as an Administrative Department Officer. Mr. Zheng does not receive any salary for being a member of the Supervisory Board.

(c)   Zhang Lishun

Mr. Zhang is a university graduate and a senior political worker. Mr. Zhang is currently an Administrative Department officer of Yuhe Group and has held these positions since February 2004. Prior to joining Yuhe Group in February 2004, Mr. Zhang was the chief officer at the security section of Shandong Hailong Holdings Limited from July 1985 to February 2004. Mr. Zhang is receiving a monthly salary of RMB 1,500, or approximately $219, for his services as an Administrative Department Officer. Mr. Zhang does not receive any salary for being a member of the Supervisory Board.

The Supervisory Board has, among others, the following powers:

1.   to examine the company's financial affairs;
2.   to propose the convening of extraordinary shareholders’ meetings; and
3.   to institute proceedings against the directors and senior management personnel on behalf of the company.

Code of Ethics

The Board of Directors has adopted a Code of Ethics which is applicable to all officers, directors and employees.  The Code of Ethics is filed as Exhibit 14.1 to this Report on Form 10-K.  The Code of Ethics will also be posted on the corporate governance page of the Company’s website at http://www.yuhepoultry.com

ITEM 11. EXECUTIVE COMPENSATION

 Summary Compensation Table

The following table presents compensation information for the Company’s fiscal years ended December 31, 2007 and 2008 paid to or accrued for the Company’s chief executive officer, the Company’s two former presidents, the Company’s chief financial officer and the Company’s three other most highly compensated officers or former officers. The Company refers to these executive officers as its “named executive officers.”

		Annual Compensation
Name and Principal Position	Year	Base Salary	Bonus	All Other Compensation	Total
Gao Zhentao (1) Chief Executive Officer	2008 2007	105,110 34,286	0 0	0 0	105,110 34,286

Han Chengxiang Chief Production Officer	2008 2007	17,518 4,616	0 0	0 0	17,518 4,616

Hu Gang Chief Financial Officer	2008	72,993	0	0	72,993

Jiang Yiqiang Former Chief Financial Officer and current Chief Accounting Officer (2)	2008 2007	12,262 2,311	0 0	0 0	12,262 2,311

Richard Crimmins (3) Former President, Chief Executive Officer, Chief Financial Officer, Chief Operating Officer and Secretary-Treasurer	2007	0	0	0	0

Pam Jowett (4) Former President	2007	0	0	0	0

(1)	Gao Zhentao receives an annual salary in the sum of $8,000 from the Yuhe Group.
(2)	Mr. Jiang served as the Chief Financial Officer of First Growth, later Yuhe International, Inc., from March 12, 2008 to June 13, 2008. He is now the Company’s Chief Accounting Officer.
(3)	Mr. Crimmins served as the President of First Growth from November 16, 2007 through March 12, 2008.
(4)	Ms. Jowett served as the President of First Growth from September 1997 through November 16, 2007.

(i) Mr. Gao Zhentao

The Company entered into an employment contract with Gao Zhentao, its Chief Executive Officer, “CEO”, on June 13, 2008. The employment agreement was effective as of March 12, 2008, the date Mr. Gao was appointed CEO, and has an initial term of three years, “Mr. Gao’s Initial Term”. Following Mr. Gao’s Initial Term, the agreement may be extended on an annual basis by agreement of the parties. As the principal executive officer, Mr. Gao is responsible for the Company’s overall management. Mr. Gao will receive an annual base salary of RMB 1,200,000, or approximately $175,387, which will be reviewed on an annual basis by the compensation committee of the Company’s board of directors, plus an annual discretionary bonus, as determined by said compensation committee, and separation benefits. During Mr. Gao’s employment, he will be entitled to insurance and other benefits including, among others, medical and disability coverage and life insurance as are afforded to other of the Company’s senior executives. By entering into the employment agreement, Mr. Gao agreed to a 12-month non-competition clause post termination.

(ii)Mr. Han Chengxiang

Mr. Han Chengxiang was appointed Director and member of the Nominating Committee on June 13, 2008. Mr. Han is currently the Company’s Chief Production Officer. Prior to joining us, Mr. Han served as the chief production officer of PRC Yuhe from 1998 to 2008. Pursuant to an employment agreement entered into by the Company with Mr. Han, dated June 13, 2008, Mr. Han is receiving an annual salary of $17,142 and is entitled to PRC statutory holidays, and leave for maternity, marriage and mourning with pay in accordance with relevant government laws and regulations.

(iii) Mr. Hu Gang

On June 13, 2008, Mr. Hu Gang was appointed the Company’s Chief Financial Officer, “CFO”. The Company entered into an employment agreement with Mr. Hu, effective as of June 13, 2008, his appointment date, which has an initial term of three years, “Mr. Hu’s Initial Term”. Following Mr. Hu’s Initial Term, the agreement may be extended on an annual basis by agreement of the parties. As the principal financial officer, Mr. Hu is responsible for the Company’s financial management. Mr. Hu will receive an annual base salary of RMB 1,000,000, or approximately $146,156, during the first year, RMB 1,500,000, or approximately $219,234, during the second year, and RMB 1,800,000, or approximately $263,081, during the third year, of Mr. Hu’s Initial Term. In addition, the agreement provides for an annual discretionary bonus, as determined by the compensation committee of the Company’s board of directors, stock options and separation benefits. By entering into the employment agreement, Mr. Hu agreed to a 12-month non-competition clause post termination.

(iv) Mr. Jiang Yingjun

Mr. Jiang was appointed the Company’s Chief Accounting Officer and he is receiving an annual salary of $12,000 pursuant to an employment agreement entered into by the Company with Mr. Jiang, dated June 13, 2008. In addition, Mr. Jiang is eligible for an annual discretionary bonus, as determined by the compensation committee of the Company’s board of directors. Mr. Jiang is entitled to PRC statutory holidays, and leave for maternity, marriage and mourning with pay in accordance with relevant government laws and regulations.

(v)   Mr. Tan Yi

Mr. Tan was appointed as a Marketing Director in the Sales Department of PRC Yuhe. Pursuant to an employment agreement entered into by PRC Yuhe with Mr. Tan, dated March 10, 2006, Mr. Tan is receiving a monthly salary of RMB 10,000, or approximately $1,462. Mr. Tan is entitled to PRC statutory holidays and leave for maternity, marriage and mourning with pay in accordance with relevant government laws and regulations.

(vi) Ding Wengui

Mr. Ding was appointed as a Chief Technology Officer of PRC Yuhe. Pursuant to an employment agreement entered into by PRC Yuhe with Mr. Ding, dated July 11, 2005, Mr. Ding is receiving a monthly salary of RMB 8,000, or approximately $1,169. Mr. Ding is entitled to PRC statutory holidays and leave for maternity, marriage and mourning with pay in accordance with relevant government laws and regulations.

(vii) Zhao Beijing

Mr. Zhao was employed as a Production Manager of PRC Yuhe. Pursuant to an employment agreement entered into by PRC Yuhe with Mr. Zhao, dated July 10, 2001, Mr. Zhao is receiving a monthly salary of RMB 8,000, or approximately $1,169. Mr. Zhao is entitled to PRC statutory holidays and leave for maternity, marriage and mourning with pay in accordance with relevant government laws and regulations.

 (viii) Wang Jianbo

Mr. Wang was employed as a Sales Manager of Taihong. Pursuant to an employment agreement entered into by Taihong with Mr. Wang, dated December 25, 2000, Mr. Wang is receiving a monthly salary of RMB 6,000, or approximately $877. Mr. Wang is entitled to PRC statutory holidays and leave for maternity, marriage and mourning with pay in accordance with relevant government laws and regulations.

(ix) Gao Aiping

Ms. Gao was employed as a Technician of Taihong. Pursuant to an employment agreement entered into by Taihong with Ms. Gao, dated July 15, 2000, Ms. Gao is receiving a monthly salary of RMB 3,500, or approximately $512. Ms. Gao is entitled to PRC statutory holidays and leave for maternity, marriage and mourning with pay in accordance with relevant government laws and regulations.

In respect of Mr. Richard Crimmins and Ms. Pam Jowett, neither Richard Crimmins nor Pam Jowett entered into any employment agreement with First Growth.

Employment contracts and change of control arrangements

All executive officers and key employees of PRC Yuhe and Taihong are under employment contracts. None of the executive officers or key employees has a change-of-control related arrangement with us. These contracts typically have period of validity of between three to ten years and one-month notice period for early termination. The executive officers and key employees as of December 31, 2008 have the following initial term of employment in their respective employment contracts:-

Executive Officers	Initial term
Gao Zhentao	3 years
Han Chengxiang	10 years
Hu Gang	3 years

Key Employees	Initial term

Tan Yi	5 years
Ding Wengui	5 years
Jiang Yingjun	8 years
Zhao Beijing	8 years
Wang Jianbo	10 years
Gao Aiping	10 years

Copies of these employment contracts have also been filed with the Registration Statement on Form S-1/A on December 19, 2008 and are incorporated by reference herein.

Security ownership guidelines

The Company does not have a stock grant policy or any stock ownership guidelines.

Accounting and tax treatment

Given the Company’s current levels of compensation, the accounting and tax considerations have not significantly impacted the Company’s forms of compensation. The board considers as one factor the impact of accounting and tax treatment on compensation in the Company’s compensation programs.

Director Compensation

None of the directors who served during the past two fiscal years received any form of compensation from the Company.  The Company’s former sole director, Gao Zhentao, is also an officer of Yuhe and received no additional compensation for being a director.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

 The following table sets forth certain information regarding the Company’s common stock beneficially owned on March 19, 2009, and as adjusted after giving effect to the sale of the shares being sold in this offering for (i) each shareholder the Company knows to be the beneficial owner of 5% or more of its common stock, (ii) each of its “named executive officers” and directors, and (iii) all executive officers and directors as a group.

Beneficial ownership is determined in accordance with the rules of the SEC. In general, a person is deemed to be a “beneficial owner” of a security if that person has or shares the power to vote or direct the voting of such security, or the power to dispose or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which the person has the right to acquire beneficial ownership within 60 days. Unless otherwise indicated by the footnotes below, the Company believes, based on the information furnished to it and subject to community and marital property laws, all persons named have sole voting and investment power with respect to such shares, except as otherwise noted. Percentage of ownership is based on 15,722,180 shares of the Company’s common stock outstanding as of March 19, 2009.

The following table excludes any shares of the Company’s common stock which may be issued for the round up of fractional shares and the special treatment to preserve round lot shareholders.

Name of Beneficial Owner	Number of Shares Beneficially Owned	Percent of Shares Beneficially Owned
Greater than 5% Shareholders
Kunio Yamamoto [1]	7,654,817	48.7%

Pinnacle China Fund L.P. [2]	1,214,378	7.7%

Pinnacle Fund L.P. [2]	1,214,378	7.7%

Black River Small Capitalization Fund Ltd. [3]	851,242	8.3%

Black River Commodity Select Fund Ltd. [4]	638,432	5.4%

Ardsley Partners Fund II, LP [5]	1,133,419	7.2%

CEDE & Co7	1,956,785	12.4%

Directors and Executive Officers

Gao Zhentao [1]	0	*	%

Han Chengxiang [1]	0	*	%

Hu Gang [1]	0	*	%

Peter Li [1]	0	*	%

Liu Yaojun [1]	0	*	%

Greg Huett [1]	0	*	%

Jiang Yingjun [1]	0	*	%

Richard Crimmins [6]	0	*	%

All Executive Officers and Directors as a group	0	*	%

*	Less than 1%

(1)	Address is c/o Weifang Yuhe Poultry Co. Ltd., 301 Hailong Street, Hanting District, Weifang, Shandong Province, The People’s Republic of China.
(2)
Address is 4965 Preston Park Blvd., Suite 240, Plano, TX 75093. Barry Kitt has dispositive and voting power over the shares and may be deemed to be the beneficial owner of the shares of common stock beneficially owned by each of Pinnacle China Fund, L.P. and The Pinnacle Fund, L.P.  Mr. Kitt disclaims beneficial ownership of the shares to the extent of his direct or indirect pecuniary interest.

(3)
Address is 12700 Whitewater Drive, Minnetonka, MN 55343-9438. Pursuant to an investment advisory agreement, Black River Asset Management LLC has investment and voting power with respect to the securities held by the Black River Small Capitalization Fund Ltd.

(4)
Address is 12700 Whitewater Drive, Minnetonka, MN 55343-9438. Pursuant to an investment advisory agreement, Black River Asset Management LLC has investment and voting power with respect to the securities held by the Black River Commodity Select Fund Ltd.

(5)
Address is 262 Harbor Drive, 4 th Floor, Stamford CT 06902. Ardsley Advisory Partners has investment and voting power with respect to the 178,571 shares held by Marion Lynton, 7,038,690 shares held by Ardsley Partners Fund II, L.P., 4,910,714 shares held by Ardsley Offshore Fund, Ltd. and 4,538,690 shares held by Ardsley Partners Institutional Fund, L.P.

(6)	Address is 4432 Long Fellow Drive, Plano, Texas 75093.
(7)	Address is c/o PO Box 222 Bowling Green Stati, New York, 10274.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Security Interest in Personal Real Estate. On November 9, 2006, PRC Yuhe borrowed $266,667 from Wei Fang Han Ting Rural Credit Cooperatives Union, which was secured by a mortgage on the personal residence of Gao Zhentao, the Company’s chief executive officer. There is currently a principal balance of $266,667 outstanding on the loan, which accrues interest at the rate of 0.6825% per month. Accrued interest on the loan is payable on a monthly basis, and all outstanding principal and interest will become due and payable on November 8, 2009.

Salary paid by the Group. Since PRC Yuhe’s inception, the salary of the Company’s chief executive officer, Gao Zhentao, was paid by Shandong Yuhe Food Group Co., Ltd., or “Yuhe Group”, a PRC company based in Weifang, Shandong Province that is controlled by the Company’s chief executive officer and his brother, Gao Zhenbo. In 2007 this salary totaled $8,000.

Share Exchange Agreement Transaction Between Mr. Kunio Yamamoto and First Growth. The Company entered into an Equity Transfer Agreement, the “Equity Transfer Agreement”, dated as of March 12, 2008, with Mr. Kunio Yamamoto, the sole shareholder of Bright Stand, to exchange all of the issued and outstanding shares of Bright Stand owned by him in exchange for the Company’s issuing to Mr. Yamamoto 126,857,134 unregistered shares, equivalent to 8,626,318 post-split shares, of the Company’s common stock. As a result of the transaction, Mr. Yamamoto holds 126,857,134 shares, equivalent to 8,626,318 post-split shares, or 88.8 % of the Company’s 142,857,134 shares, equivalent to 9,714,312 post-split shares, of common stock then outstanding following the completion of all matters referred to above.

Mr. Gao is the controlling shareholder, legal representative and executive director of Shandong Yuhe Food Group Co., Ltd., "Yuhe Group", holding 80% of its shares. Mr. Gao does not have any affiliation or relationship with any of the Company’s competitors, suppliers, customers, distributors and similar companies, including without limitation, Hefeng Green Agriculture Co., Ltd., Shandong Yuhe New Agriculture Academy of Sciences, and Weifang Hexing Breeding Co., Ltd.

In previous years when the Company needed working capital, it received advances from time to time from related companies and related companies also paid some expenses on the Company’s behalf. At December 31, 2006, the accumulated amount due to related companies was $2,567,739. The Company provided advances to and paid some expenses for other related parties when they needed working capital. The related parties serve as a source of temporary financing for each other in order to save on significant interest expenses.

The amounts due from related parties are an accumulation of some trade transactions and advances to related companies for working capital purposes. There are no agreements signed between the related companies and no fixed repayment dates, although the lenders have the right to demand repayment in full at anytime.

Related Party	Terms	Yuhe International, Inc. Balance as at December 31, 2008	PRC Yuhe Balance as at December 31, 2007	PRC Yuhe Balance as at December 31, 2006

Loans to Former Owners of PRC Yuhe

Mr. Gao Zhentao, Director and former owner of PRC Yuhe	The first oral loan agreement between PRC Yuhe as lender and Mr. Gao Zhentao as borrower was made in or about December 2006. Since then, there have been a number of borrowings and repayments under identical terms between these parties. Unsecured, interest free loans, have no fixed repayment date. For allowing Mr. Gao to make payments for his business trips and other expenses purpose. Balance in the sum of $74,125 was repaid on February 19, 2008. Remedies available to the creditor are prescribed pursuant to the laws of the PRC.	$-	$74,125	$-

Mr. Gao Zhenbo, Director of PRC Yuhe and former owner of Taihong	The first oral loan agreement between PRC Yuhe as lender and Mr. Gao Zhenbo as borrower was made before January 1, 2005. Since then, there have been a number of borrowings and repayments under identical terms between these parties.

	Unsecured, interest free loans, have no fixed repayment date. For allowing Mr. Gao to make payments for his business trips and other expenses purpose. Balance in the sum of $76,716 was repaid on February 19, 2008. Remedies available to the creditor are prescribed pursuant to the laws of the PRC.	$-	$76,716	$-

Mr. Tan Yi, Director of PRC Yuhe	The first oral loan agreement between PRC Yuhe as lender and Mr. Tan Yi as borrower was made on or about January 31, 2005. Since then, there have been a number of borrowings and repayments under identical terms between these parties.

Unsecured, interest free loans, have no fixed repayment date. For allowing Mr. Tan to make payments for his business trips and other expenses purpose. Balance in the sum of $78,092 was repaid on February 19, 2008.

Remedies available to the creditor are prescribed pursuant to the laws of the PRC.	$-	$78,092	$-

Due from directors shown under non-current assets in balance sheet	$-	$228,933	$-

Loans to Companies in which Former Owner of PRC Yuhe Served as a Director

Hexing Green Agriculture Co., Ltd, a company in which Mr. Gao Zhentao served as a director	The first oral loan agreement between PRC Yuhe as lender and Hexing Green Agriculture Co., Ltd. as borrower was made on or about September 30, 2005. Since then, there have been a number of borrowings and repayments under identical terms between these parties.

	Unsecured, interest free loans, have no fixed repayment date. For working capital purposes. The management expects to receive the loan balance on demand in December 2009. Remedies available to the creditor are prescribed pursuant to the laws of the PRC.	$75,754	$70,990	$66,419

Shandong Yuhe Food Group Co., Ltd., a company in which Mr. Gao Zhentao served as a director	The first oral loan agreement between PRC Yuhe and Taihong as lenders and Shandong Yuhe Food Group Co., Ltd. as borrower was made before January 1, 2005. Since then, there have been a number of borrowings and repayments under identical terms among these parties. Unsecured, interest free loans, have no fixed repayment date. For working capital purposes. The management expects to receive the loan balance on demand in December 2009. Remedies available to the creditor are prescribed pursuant to the laws of the PRC.	$3,580,553	$5,617,363	$4,015,833

Shandong Yuhe New Agriculture Academy of Sciences, a company in which Mr. Gao Zhentao served as a director	The first oral loan agreement between PRC Yuhe as lender and Shandong Yuhe New Agriculture Academy of Sciences as borrower was made before January 1, 2005. Since then, there have been a number of borrowings and repayments under identical terms between these parties.

	Unsecured, interest free loans, have no fixed repayment date. For working capital purposes. The management expects to receive the loan balance on demand in December 2009. Remedies available to the creditor are prescribed pursuant to the laws of the PRC.	$50,257	$48,384	$45,268

Weifang Hexing Breeding Co., Ltd., a company in which Mr. Gao Zhentao served as a director	The first oral loan agreement between Taihong as lender and Weifang Hexing Breeding Co., Ltd. as borrower was made before January 1, 2005. Since then, there have been a number of borrowings and repayments under identical terms between these parties. Unsecured, interest free loans, have no fixed repayment date. For working capital purposes. The balance in the sum of $214,954 was repaid on March 31, 2008. Remedies available to the creditor are prescribed pursuant to the laws of the PRC.	$-	$53,723	$-

Weifang Jiaweike Food Co., Ltd., a company in which Mr. Gao Zhentao served as a director	The first oral loan agreement between Taihong as lender and Weifang Jiaweike Food Co., Ltd. as borrower was made on or about September 3, 2005. Since then, there have been a number of borrowings and repayments under identical terms between these parties. Unsecured, interest free loans, have no fixed repayment date. For working capital purposes. The management expects to receive the loan balance on demand in December 2009. Remedies available to the creditor are prescribed pursuant to the laws of the PRC.	$25	$26	$-

Due from related companies shown under non-current assets on balance sheet		$3,706,589	$5,790,486	$4,127,520

Loans from Companies in which Former Owner of PRC Yuhe Served as a Director

Weifang Hexing Breeding Co., Ltd, a company in which Mr. Gao Zhentao served as a director	The first oral loan agreement between Weifang Hexing Breeding Co., Ltd. as lender and PRC Yuhe as borrower was made before January 1, 2005. Since then, there have been a number of borrowings and repayments under identical terms between these parties.

	Unsecured, interest free loans, have no fixed repayment date. For working capital purposes. Balance in the sum of $2,169,237 was repaid on June 30, 2007. Remedies available to the creditor are prescribed pursuant to the laws of the PRC.	$-	$-	$1,879,785

Weifang Jiaweike Food Co., Ltd, a company in which Mr. Gao Zhentao served as a director	The first oral loan agreement between Weifang Jiaweike Food Co., Ltd. as lender and PRC Yuhe as borrower was made before January 1, 2005. Since then, there have been a number of borrowings and repayments under identical terms between these parties. Unsecured, interest free loans, have no fixed repayment date. For working capital purposes. Balance in the sum of $473,220 was repaid on June 30, 2007. Remedies available to the creditor are prescribed pursuant to the laws of the PRC.	$-	$-	$687,954

Weifang Hexing Breeding Co., Ltd, a company in which Mr. Gao Zhentao served as a director	The first oral loan agreement between Weifang Hexing Breeding Co., Ltd. as lender and PRC Yuhe as borrower was made on or about March 12, 2008. Since then, there have been a number of borrowings and repayments under identical terms between these parties.

	Unsecured, interest free loans, have no fixed repayment date. For working capital purposes. Remedies available to the creditor are prescribed pursuant to the laws of the PRC.	$185,885	$-	$-

Others	Unsecured, interest free loan, has no fixed repayment date. For working capital purposes.	$24,748	$-	$-

Due to related companies in which Former Owner of PRC Yuhe Served as a Director		$210,633		$-	$2,567,739

Loan from Bright Stand International Limited

Bright Stand International Limited, a company in which Mr. Gao Zhentao served as a director	Unsecured, interest free loan, has no fixed repayment date. The Balance was eliminated upon consolidation between Yuhe International and Bright Stand as a result of the reverse merger. Remedies available to the creditor are prescribed pursuant to the laws of the PRC.	$-	$	*1,000,000	$-

Loan from Bright Stand International Limited	$-	$1,000,000	$-

Due to related companies shown under current liabilities on balance sheet	$210,633	$1,000,000	$2,567,739

* This is the cash deposits to PRC Yuhe by Bright Stand as capital injection, since registration was not completed at December 31, 2007, and was classified as Loan accounts instead of Common Stock.

Providing Guarantees on Behalf of A Former Owner of PRC Yuhe. PRC   Yuhe provided a guarantee in favor of Shandong Yuhe Food Group Co., Ltd., a former owner of PRC Yuhe, in the amount of $2,128,399. The guarantee expired in January 2008.

Acquisition by Halter Financial. The Company entered into a Stock Purchase Agreement, the “Stock Purchase Agreement”, with Halter Financial Investments, L.P., a Texas limited partnership, “Halter Financial”, dated as of November 6, 2007, pursuant to which the Company agreed to sell to Halter Financial 14,000,000 unregistered shares, equivalent to 951,996 post-split shares, of the Company’s common stock for $425,000. The transaction closed on November 16, 2007. As a result of the transaction, Halter Financial held 14,000,000 shares, equivalent to 951,996 post-split shares, or 87.5% of the Company’s 16,000,000 shares, equivalent to 1,087,994 post-split shares, of common stock then outstanding following the completion. The Stock Purchase Agreement also required the Company’s Board of Directors to declare and pay a special cash dividend of $0.21, $3.088 post-split, per share to the Company’s shareholders on November 19, 2007. Halter Financial did not participate in such dividend. The dividend was payable to shareholders of record on November 15, 2007, which was prior to the date the shares were issued to Halter Financial under the Stock Purchase Agreement. The dividend payment date was November 19, 2007. The dividend was payable to the Company’s shareholders who held 2,000,000 shares of its common stock and resulted in a total dividend distribution of $420,000. The funds for the dividend came from the $425,000 proceeds received from the sale of common stock to Halter Financial. Halter Financial is a Texas limited partnership of which Halter Financial Investments GP, LLC, a Texas limited liability company is the sole general partner. The limited partners of HFI are: (i) TPH Capital, L.P., a Texas limited partnership of which TPH Capital GP, LLC is the general partner and Timothy P. Halter is the sole member of TPH Capital GP, LLC; (ii) Bellfield Capital, L.P., a Texas limited partnership of which Bellfield Capital Management, LLC is the sole general partner and David Brigante is the sole member of Bellfield Capital Management, LLC; (iii) Colhurst Capital LP, a Texas limited partnership of which Colhurst Capital GP, LLC is the general partner and George L. Diamond is the sole member of Colhurst Capital GP, LLC; and (iv) Rivergreen Capital, LLC of which Marat Rosenberg is the sole member. As a result, each of the foregoing persons may be deemed to be a beneficial owner of the shares held of record by Halter Financial.  Halter Financial has advised the Company that there is no correlation between the decision of Bright Stand to engage HFG International, Limited to provide consulting services to Bright Stand and the decision of Halter Financial to acquire a control position in First Growth. After Halter Financial became a 87.5% shareholder of First Growth pursuant to a Stock Purchase Agreement, there was a potential conflict of interest associated with an affiliate of Halter Financial, HFG International, Limited, advising Bright Stand about its purchase of a U.S. shell company, First Growth. Despite this potential conflict of interest, HFG International, Limited has informed the Company that its advice to Bright Stand was based on its research results into the prices paid by other groups to acquire control positions in publicly traded shell companies, which were similarly situated as First Growth at the time Bright Stand acquired First Growth.

The Halter Financial transaction was described under related party transactions due to the special dividend payment to former officers and other former major shareholders

Equity Investment by Certain Investors.   Effective March 12, 2008, the Company closed a Securities Purchase Agreement, the “Securities Purchase Agreement”, with certain investors. Pursuant to the terms of such Securities Purchase Agreement, such investors collectively invested approximately $18,000,000 into the Company at the price of $0.21, $3.088 post-split, per share in exchange for the Company’s issuance of 85,714,282 shares, equivalent to 5,829,018 post-split shares, to such investors. Mr. Yamamoto also sold 14,285,710 shares, equivalent to 971,500 post-split shares, of common stock to such investors for $3,000,000. Immediately following the closing of the Securities Purchase Agreement, Mr. Yamamoto owned 112,571,424 shares, equivalent to 7,654,818 post-split shares, of the Company’s common stock, and the investors owned 99,999,992 shares, equivalent to 6,800,518 post-split shares, of the Company’s common stock.

Agreements with Placement Agents. On March 12, 2008, as part of the compensation to the Company’s placement agent, Roth Capital Partners, LLC, in connection with their services under the Securities Purchase Agreement, the Company issued to Roth Capital Partners, LLC and WLT Brothers Capital, Inc. warrants to acquire an aggregate of 6,999,999 shares, equivalent to 476,014 post-split shares, of common stock, exercisable at any time after the date falling 6 months after their issuance. The warrants have a strike price equal to $0.252, $3.705 post-split, have a term of three years starting from March 12, 2008 and permit cashless or cash exercise at all times after they are exercisable until they expire on March 12, 2011.  On October 27, 2008, the Company issued 178,848 new shares to Roth Capital Partners, LLC based on their cashless exercise of 333,198 warrants issued to it as compensation for their services as co-placement agent.  The issuance of these securities was deemed to be exempt from registration pursuant to Section 4(2) of the Securities Act. The shares of common stock issuable upon the exercise of the warrants have registration rights. In addition, Roth Capital Partners, LLC and WLT Brothers Capital, Inc. received cash compensation in the amount of $1.47 million. The above may have been disclosed as a promoter under S-K 404(c).

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The following table sets forth the aggregate fees for professional audit services rendered by Child, Van Wagoner & Bradshaw, PLLC, for the audit of the Company’s annual financial statements for the fiscal years 2008 and 2007 respectively, and fees billed for other services provided by Child, Van Wagoner & Bradshaw, PLLC for fiscal years 2008 and 2007. The Audit Committee has approved all of the following fees.

	Fiscal Year Ended
	2008		2007

Audit Fees	$68,654		$6,575
Audit related Fees	$20,987	(1)	$-
Tax Fees		$(2)	$300

Total Fees	$89,641		$6,875

(1)	Includes fees for services related to the performance of the audit or review of the Company’s financial statements

(2)	Includes fees for service related to tax compliance, tax advice, and tax planning

Audit Committee’s Pre-Approval Policy

During fiscal year ended December 31, 2008, the Audit Committee of the Company’s Board of Directors adopted policies and procedures for the pre-approval of all audit and non-audit services to be provided by the Company’s independent auditor and for the prohibition of certain services from being provided by the independent auditor.  The Company may not engage its independent auditor to render any audit or non-audit service unless the service is approved in advance by the Audit Committee or the engagement to render the service is entered into pursuant to the Audit Committee’s pre-approval policies and procedures.  On an annual basis, the Audit Committee may pre-approve services that are expected to be provided to the Company by the independent auditor during the fiscal year.  At the time such pre-approval is granted, the Audit Committee specifies the pre-approved services and establishes a monetary limit with respect to each particular pre-approved service, which limit may not be exceeded without obtaining further pre-approval under the policy.  For any pre-approval, the Audit Committee considers whether such services are consistent with the rules of the Securities and Exchange Commission on auditor independence.

PART IV

ITEM 15.   EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)	The following documents are filed as part of this report:

(1)	Financial Statements

The consolidated financial statements filed as part of this Form 10-K are located as set forth in the index on page F-1 of this report.

(2)	Financial Statement Schedules

Not applicable.

(3)	Exhibits

The list of exhibits included in the attached Exhibit Index is hereby incorporated herein by reference.

The following is a list of exhibits filed as part of this Annual Report on Form 10-K. Where so indicated by footnote, exhibits that were previously filed are incorporated by reference.

Exhibit Number	Description of Document

3.1
Articles of Incorporation of the registrant as filed with the Secretary of State of Nevada, as amended to date. [Incorporated by reference to Exhibit 3.1 to the registrant’s current report on Form 8-K filed on April 10, 2007]

4.1
Registration Rights Agreement dated March 12, 2008 by and among First Growth Investors, Inc., and certain investors. [Incorporated by reference to Exhibit 10.4 to the registrant’s current report on Form 8-K filed on March 17, 2008]

5.1	Opinion of Thomas G. Kimble & Associates, PC as to the legality of the shares. [Incorporated by reference to exhibit 5.1 to the registrant’s Registration Statement on Form S-1 filed on May 12, 2008]

5.2	Opinion of Long An Law Firm. [Incorporated by reference to exhibit 5.2 to the registrant’s Registration Statement on Form S-1 filed on May 12, 2008]

10.1
Stock Purchase Agreement dated November 6, 2007 between First Growth Investors, Inc. and Halter Financial Investments, L.P. [Incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K filed on November 6, 2007]

10.2
Equity Transfer Agreement dated March 12, 2008 between First Growth Investors, Inc. and Kunio Yamamoto. [Incorporated by reference to Exhibit 10.2 to the registrant’s current report on Form 8-K filed on March 17, 2008]

10.3
Securities Purchase Agreement dated March 12, 2008 by and among First Growth Investors, Inc., Bright Stand International Limited, Weifang Yuhe Poultry Co., Ltd., Kunio Yamamoto and certain investors. [Incorporated by reference to Exhibit 10.3 to the registrant’s current report on Form 8-K filed on March 17, 2008]

10.4
Make Good Escrow Agreement dated March 12, 2008 by and among First Growth Investors, Inc., Kunio Yamamoto, certain investors, Roth Capital Partners, LLC and Tri-State Title and Escrow, LLC. [Incorporated by reference to Exhibit 10.5 to the registrant’s current report on Form 8-K filed on March 17, 2008]

10.5
Holdback Escrow Agreement dated March 12, 2008 by and among First Growth Investors, Inc., certain investors, and Tri-State Title and Escrow, LLC. [Incorporated by reference to Exhibit 10.6 to the registrant’s current report on Form 8-K filed on March 17, 2008]

10.6
Warrant dated Mach 12, 2008 issued by First Growth Investors, Inc. to Roth Capital Partners, LLC [Incorporated by reference to Exhibit 10.7 to the registrant’s current report on Form 8-K filed on March 17, 2008]

10.7
Make Good Escrow Agreement dated March 12, 2008 by and among First Growth Investors, Inc., Kunio Yamamoto, HFG International, Limited, and Interwest Transfer Company, Inc. [Incorporated by reference to Exhibit 10.8 to the registrant’s current report on Form 8-K filed on March 17, 2008]

10.8
Lock-up Agreement dated March 12, 2008 between Kunio Yamamoto and First Growth Investors, Inc. [Incorporated by reference to Exhibit 10.9 to the registrant’s current report on Form 8-K filed on March 17, 2008]

10.9	Audited Financial Statements of First Growth Investors, Inc. for the Year Ended December 31, 2005. [Incorporated by reference to the registrant’s current report on Form 10-KSB filed on April 4, 2006]

10.10	Audited Financial Statements of First Growth Investors, Inc. for the Year Ended December 31, 2006. [Incorporated by reference to the registrant’s current report on Form 10K-SB filed on April 2, 2007]

10.11	Audited Financial Statements of First Growth Investors, Inc. for the Year Ended December 31, 2007. [Incorporated by reference to the registrant’s current report on Form 10K-SB filed on March 31, 2008]

10.12
Labour Contract dated July 15, 2000 entered into between Weifang Taihong Feed Co., Ltd. and Gao Aiping.  [Incorporated by reference to Exhibit 10.12 to the registrant’s Registration Statement on Form S-1/A filed on December 19, 2008]

10.13
Labour Contract dated December 25, 2000 entered into between Weifang Taihong Feed Co., Ltd. and Wang Jianbo.  [Incorporated by reference to Exhibit 10.13 to the registrant’s Registration Statement on Form S-1/A filed on December 19, 2008]

10.14
Labour Contract dated July 10, 2001 entered into between Weifang Yuhe Poultry Co. Ltd. and Zhao Beijing.  [Incorporated by reference to Exhibit 10.14 to the registrant’s Registration Statement on Form S-1/A filed on December 19, 2008]

10.15
Commitment to Product Quality and Customer Services Agreement dated February 12, 2004 entered for and on behalf of Weifang Yuhe Poultry Co. Ltd.  [Incorporated by reference to Exhibit 10.15 to the registrant’s Registration Statement on Form S-1/A filed on December 19, 2008]

10.16
Contract of land dated April 12, 2005 entered into between Yejiazhuang Village, Dabucum Village and Weifang Yuhe Poultry Co., Ltd.  [Incorporated by reference to Exhibit 10.16 to the registrant’s Registration Statement on Form S-1/A filed on December 19, 2008]

10.17
Lease Agreement dated June 25, 2005 entered into between Standing Weifang Farm and Weifang Yuhe Poultry Co., Ltd.  [Incorporated by reference to Exhibit 10.17 to the registrant’s Registration Statement on Form S-1/A filed on December 19, 2008]

10.18
Labour Contract dated July 11, 2005 entered into between Weifang Yuhe Poultry Co. Ltd. and Ding Wengui.  [Incorporated by reference to Exhibit 10.18 to the registrant’s Registration Statement on Form S-1/A filed on December 19, 2008]

10.19
Labour Contract dated October 15, 2005 entered into between Weifang Yuhe Poultry Co. Ltd. and Jiang Yingjun.  [Incorporated by reference to Exhibit 10.19 to the registrant’s Registration Statement on Form S-1/A filed on December 19, 2008]

10.20
Summary of loan agreements with Nansun Rural Credit in respect of loan agreement dated November 28, 2005.  [Incorporated by reference to Exhibit 10.20 to the registrant’s Registration Statement on Form S-1/A filed on December 19, 2008]

10.21
Feed Purchase Contract dated January 1, 2006 entered into between Weifang Taihong Feed Co., Ltd. and Weifang Yuhe Poultry Co., Ltd.  [Incorporated by reference to Exhibit 10.21 to the registrant’s Registration Statement on Form S-1/A filed on December 19, 2008]

10.22
Labour Contract dated March 10, 2006 entered into between Weifang Yuhe Poultry Co., Ltd. and Tan Yi. [Incorporated by reference to Exhibit 10.22 to the registrant’s Registration Statement on Form S-1/A filed on December 19, 2008]

10.23
Summary of Loan Agreement dated November 10, 2006 with Hanting Rural Credit Cooperative. [Incorporated by reference to Exhibit 10.23 to the registrant’s Registration Statement on Form S-1/A filed on December 19, 2008]

10.24
Summary of Loan Agreement dated May 12, 2007 with Shuangyang Rural Credit. [Incorporated by reference to Exhibit 10.24 to the registrant’s Registration Statement on Form S-1/A filed on December 19, 2008]

10.25
Summary of Loan Agreement dated July 1, 2007 with Hanting Kaiyuan Rural Credit Cooperative. [Incorporated by reference to Exhibit 10.25 to the registrant’s Registration Statement on Form S-1/A filed on December 19, 2008]

10.26
Labour Contract dated December 1, 1998 entered into between Weifang Yuhe Poultry Co. Ltd. and Han Chengxiang.  [Incorporated by reference to Exhibit 10.26 to the registrant’s Registration Statement on Form S-1/A filed on December 19, 2008]

10.27
Labour Contract dated June 13, 2008 entered into between Yuhe International, Inc. and Han Chengxiang.  [Incorporated by reference to Exhibit 10.27 to the registrant’s Registration Statement on Form S-1/A filed on December 19, 2008]

10.28
Labour Contract dated June 13, 2008 entered into between Yuhe International, Inc. and Jiang Yingjun. [Incorporated by reference to Exhibit 10.12 to the registrant’s Registration Statement on Form S-1/A filed on December 19, 2008]

10.29
Employment Agreement dated June 13, 2008 entered into between Yuhe International, Inc. and Gao Zhentao [Incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K filed on June 13, 2008]

10.30
Employment Agreement dated June 13, 2008 entered into between Yuhe International, Inc. and Hu Gang [Incorporated by reference to Exhibit 10.2 to the registrant’s current report on Form 8-K filed on June 13, 2008]

10.31
Supplemental Feed Purchase Agreement dated August 5, 2008 entered into between Weifang Taihong Feed Co., Ltd. and Weifang Yuhe Poultry Co., Ltd.  [Incorporated by reference to Exhibit 10.12 to the registrant’s Registration Statement on Form S-1/A filed on December 19, 2008]

10.32	Form of Stock Option Agreement [Incorporated by reference to Exhibit 10.1 to the registrant’s quarterly report on Form 10-Q filed on August 14, 2008]

10.33
Summaries of Oral Loan Agreements as disclosed under section “Transactions with Related Persons”.  [Incorporated by reference to Exhibit 10.33 to the registrant’s Registration Statement on Form S-1/A filed on December 19, 2008]

10.34	Capital Transfer Agreement dated November 28, 2007. [Incorporated by reference to Exhibit 10.12 to the registrant’s Registration Statement on Form S-1/A filed on December 19, 2008]
10.35	Translation of Equipment Leasing Agreement dated November 11, 2008 in English. [Incorporated by reference to Exhibit 99.1 to the registrant’s 8-K filed on November 21, 2008]
10.36	Translation of Tenancy Agreement dated November 11, 2008 in English. [Incorporated by reference to Exhibit 99.2 to the registrant’s 8-K filed on November 21, 2008]

*14.1	Code of Ethics.

23.1	Consent of Thomas G. Kimble and Associates, PC, included in Exhibit 5.1.[Incorporated by reference to Exhibit 23.2 to the registrant’s Registration Statement S-1 filed on May 12, 2008]

23.2	Consent of Long An Law Firm.[Incorporated by reference to Exhibit 23.3 to the registrant’s Registration Statement on Form S-1 filed on May 12, 2008]

*24.1	Power of Attorney (included on the signature page of this registration statement).

*31.1	Certification of the Chief Executive Officer pursuant to Rules 13a-14(a) and 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31.2	Certification of the Chief Financial Officer pursuant to Rules 13a-14(a) and 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

SIGNATURES

 In accordance with Section 13 or 15(d) of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 31, 2009

Yuhe International, Inc.

By:	/s/ Gao Zhentao
Gao Zhentao
Chief Executive Officer
(On behalf of the Registrant and as Principal Executive Officer)

By:	/s/ Hu Gang
Hu Gang
Chief Financial Officer
(On behalf of the Registrant and as Principal Financial Officer)

By:	/s/ Jiang Yiqiang
Jiang Yiqiang
Chief Accounting Officer
(On behalf of the Registrant and as Principal Accounting Officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Gao Zhentao,  Hu Gang and Jiang Yiqiang, and each of them acting individually, as his true and lawful attorneys-in-fact and agents, each with full power of substitution, for him in any and all capacities, to sign any and all amendments to this Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, with full power of each to act alone, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully for all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or his or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Act, this report on Form 10-K has been signed by the following persons in the capacities and on the dates indicated:

Dated March 31, 2009	/s/ Gao Zhentao
Gao Zhentao
Chief Executive Officer and Director

Dated March 31, 2009	/s/ Hu Gang
Hu Gang
Chief Financial Officer

Dated March 31, 2009	/s/ Jiang Yiqiang
Jiang Yiqiang
Chief Accounting Officer

Dated March 31, 2009	/s/ Peter Li
Peter Li
Director

Dated March 31, 2009	/s/ Liu Yaojun
Liu Yaojun
Director

Dated March 31, 2009	/s/ Greg Huett
Greg Huett
Director

Dated March 31, 2009	/s/ Han Chengxiang
Han Chengxiang
Director

YUHE INTERNATIONAL, INC.
(Formerly known as First Growth Investors Inc.)

CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

YUHE INTERNATIONAL, INC.
(Formerly known as First Growth Investors, Inc.)

CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

YUHE INTERNATIONAL, INC.
(Formerly known as First Growth Investors, Inc.)

Report of Independent Registered Public Accounting Firm

Douglas W. Child, CPA
Marty D. Van Wagoner, CPA
J. Russ Bradshaw, CPA
William R. Denney, CPA
Roger B. Kennard, CPA
Russell E. Anderson, CPA
Scott L. Farnes

1284 W. Flint Meadow Dr.
#D
Kaysville, Utah 84037
Telephone 801.927.1337
Facsimile 801.927.1344

5296 S. Commerce Dr. #300
Salt Lake City, Utah 84107
Telephone 801.281.4700
Facsimile 801.281.4701

Suite B, 4F
North Cape Commercial
Bldg.
388 King’s Road
North Point, Hong Kong

www.cpaone.net

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Audit Committee
Yuhe International, Inc.
Shandong Province, Peoples Republic of China

We have audited the consolidated balance sheets of Yuhe International, Inc. (the Company) as of December 31, 2008 and 2007, and the related consolidated statements of income and comprehensive income, stockholders’ equity and cash flows for the years ended December 31, 2008 and 2007. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion.An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Yuhe International, Inc. as of December  31, 2008 and 2007, and the results of its consolidated operations and its consolidated cash flows for the years ended December 31, 2008 and 2007, in conformity with accounting principles generally accepted in the United States of America.

/s/ Child, Van Wagoner & Bradshaw, PLLC
Child, Van Wagoner & Bradshaw, PLLC
Salt Lake City, Utah
March 27, 2009

YUHE INTERNATIONAL, INC.
(Formerly known as First Growth Investors, Inc.)

CONSOLIDATED BALANCE SHEETS
(Stated in US Dollars)

	December 31,
	2008	2007

ASSETS
Current assets:
Cash and cash equivalents	$13,412,205	$1,050,168
Accounts receivable	902	-
Inventories	6,644,961	-
Advances to suppliers	4,472,509	-
Total current assets	24,530,577	1,050,168

Plant and equipment, net	27,112,276	-
Deposits paid for acquisition of long term assets	2,280,988	-
Notes receivable, net	74,070	-
Other receivables, net	650	-
Unlisted investments held for sale	299,427	-
Intangible assets, net	2,909,752	-
Due from related companies	3,706,589	1,000,000
Deferred expenses	604,973	-
Total assets	$61,519,302	$2,050,168

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$4,606,055	$-
Current portion of long term loans	1,356,832	-
Other payable	937,535	-
Payroll and payroll related liabilities	1,397,221	-
Accrued expenses	728,366	70
Advances from customers	673,528	-
Other taxes payable	141,541	-
Loan from director	291,792	-
Other liabilities	143,591	-
Due to related companies	210,633	2,210
Total current liabilities	10,487,094	2,280

Non-current liabilities
Long-term loans	9,410,289	-
Total liabilities	19,897,383	2,280

Stockholders' Equity
Common stock at $.001 par value; authorized 500,000,000 shares authorized, 15,722,178 and 8,626,318 equivalent shares issued and outstanding	15,722	8,626
Additional paid-in capital	29,944,016	2,041,474
Retained earnings (accumulated deficits)	10,522,673	(2,212)
Accumulated other comprehensive income	1,139,508	-
Total stockholders’ equity	41,621,919	2,047,888

Total liabilities and stockholders’ equity	$61,519,302	$2,050,168

The accompanying notes are an integral part of these consolidated financial statements

YUHE INTERNATIONAL, INC.
(Formerly known as First Growth Investors, Inc.)

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Stated in US Dollars)
	December 31
	2008	2007

Net revenue	$34,626,282	$-

Cost of revenue	(21,572,722)	-

Gross profit	13,053,560	-

Operating Expenses
Selling	(425,460)	-
General and administrative expenses	(2,538,590)	(2,340)

Total operating expenses	(2,964,050)	(2,340)

Income (loss) from operations	10,089,510	(2,340)

Non-operating income (expenses)
Bad debts recovery	813,000	-
Interest income	249,738	-
Other income (expenses)	(21,704)	198
Gain on disposal of fixed assets	84,663	-
Investment income	12,251	-
Interest expenses	(702,573)	(70)

Total other income (expenses)	435,375	128

Net income (loss) before income taxes	10,524,885	(2,212)
Income taxes	-	-

Net income (loss)	$10,524,885	$(2,212)

Other comprehensive income
Foreign currency translation	1,139,508	-
Comprehensive income	$11,664,393	$(2,212)

Earnings per share
Basic	$0.74	$-
Diluted	$0.73	$-

Weighted average shares outstanding
Basic	14,233,268	8,626,318
Diluted	14,476,504	8,626,318

The accompanying notes are an integral part of these consolidated financial statements

YUHE INTERNATIONAL, INC.
(Formerly known as First Growth Investors, Inc.)

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Stated in US Dollars)

	Common stock
	Shares outstanding	Amount	Additional paid-in capital	Retained Earnings	Accumulated other comprehensive income	Total Stockholders’ Equity

Balance at December 31, 2006	-	$-	$-	$-	$-	$-
Issue of common stock on incorporation	100	100	-	-	-	100
Net loss	-	-	-	(2,212)	-	(2,212)
Contribution from shareholder	8,626,218	8,526	2,041,474	-	-	2,050,000
Balance at December 31, 2007	8,626,318	8,626	2,041,474	(2,212)	-	2,047,888
Additional capital contribution			12,149,750			12,149,750
Recapitalization	1,087,994	1,088	(2,082)			(994)
Share issued in placement agent at $3.088 per share	5,829,018	5,829	17,994,171			18,000,000
Cost of raising capital			(2,640,477)			(2,640,477)
Stock based compensation			401,359			401,359
Cashless exercise of warrants	178,848	179	(179)			-
Net income for the year				10,524,885		10,524,885
Foreign currency translation difference					1,139,508	1,139,508

Balance at December 31, 2008	15,722,178	$15,722	$29,944,016	$10,522,673	$1,139,508	$41,621,919

The accompanying notes are an integral part of these consolidated financial statements

YUHE INTERNATIONAL, INC.
(Formerly known as First Growth Investors, Inc.)
CONSOLIDATED STATEMENTS OF CASH FLOWS (Stated in US Dollars)

	Year Ended
	December 31
	2008	2007
Cash flows from operating activities
Net income (loss)	$10,524,885	$(2,212)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Stock based compensation	401,359	-
Depreciation	1,668,059	-
Amortization	59,209	-
Capitalized interest in construction in progress	437,221	-
Bad debts recovery	(813,000)
Gain on disposal of fixed assets	(84,663)	-
Income from unlisted investment	(6,074)	-
Changes in operating assets and liabilities:
Accounts receivable	(25)	-
Advances to suppliers	(11,781,086)	-
Inventories	(1,652,341)	-
Deferred expenses	(1,000)	-
Accounts payable	(408,001)	-
Other payable	(739,165)	-
Payroll and payroll related liabilities	626,620	-
Accrued expenses	(459,221)	70
Advances from customers	455,983	-
Other taxes payable	9,386	-
Prepaid expenses		-

Net cash provided by (used in) operating activities	(1,761,854)	(2,142)

Cash flows from investing activities
Deposit paid and acquisition of property, plant and equipment	(5,461,344)	-
Advance to notes receivable	(3,432,603)
Proceeds from disposal of fixed assets	118,216	-
Acquisition of subsidiaries	(10,567,946)	-
Proceeds from notes receivable	4,309,226	-
Proceeds received from related parties receivables	1,106,240	-
Advance to related companies	-	(1,000,000)

Net cash (used in) investing activities	(13,928,211)	(1,000,000)

Cash flows from financing activities
Proceeds from loan payable	1,300,726	-
Repayment of loan payable	(1,099,842)	-
Proceeds from related party payable	260,454	2,210
Repayment of related party payable	(58,629)	-
Capital contribution by shareholder	12,149,750	2,050,000
Proceeds from issuance of common stock	15,359,523	100

Net cash flows provided by financing activities:	27,911,982	2,052,310

Effect of foreign currency translation on cash and cash equivalents	140,120	-

Net increase in cash	12,362,037	1,050,168

Cash- beginning of year	1,050,168	-

Cash- end of year	$13,412,205	$1,050,168

Cash paid during the period for:
Interest paid	$1,199,467	$-
Income taxes paid	$-	$-

The accompanying notes are an integral part of these consolidated financial statements

YUHE INTERNATIONAL, INC.
(Formerly known as First Growth Investors Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

1.	Organization and Basis of Preparation of Financial Statements

Yuhe International, Inc.

Yuhe International, Inc., formerly known as First Growth Investors, Inc., “Yuhe” or “the Company”, was originally organized under the laws of the State of Nevada on September 9, 1997. The Company was not engaged in any business activities and had no operations, income producing assets or significant operating capital. At December 31, 2007, the Company was at development stage until its business combination with Bright Stand on March 12, 2008.

On March 12, 2008, the Company completed a reverse acquisition transaction with Bright Stand International Co., Ltd., “Bright Stand”, and Kunio Yamamoto, a Japanese person and the sole former stockholder of Bright Stand. Pursuant to the terms of the Equity Transfer Agreement, the Company acquired all of the outstanding capital stock of Bright Stand from Mr. Yamamoto in exchange for 126,857,134 shares, equivalent to 8,626,318 post-split shares, of its common stock. As a result of the transaction, Mr. Yamamoto held 126,857,134 shares, equivalent to 8,626,318 post split shares, or 88.8 % of the Company’s 142,857,134 shares, equivalent to 9,714,312 post–split shares, of common stock then outstanding following the completion of all matters referred to above. At the closing, Bright Stand became a wholly-owned subsidiary of the Company. Accordingly, all references to common shares of Bright Stand’s common stock have been restated to reflect the equivalent numbers of Yuhe International Inc. equivalent shares. Bright Stand thereby became the Company’s wholly owned subsidiary and the former shareholders of Bright Stand became the Company’s controlling stockholders.

This share exchange transaction resulted in Bright Stand former stockholders obtaining a majority voting interest in the Company. Generally accepted accounting principles require that the company whose stockholders retain the majority interest in a combined business be treated as the acquirer for accounting purposes, resulting in a reverse acquisition with Bright Stand as the accounting acquirer and Yuhe International, Inc. as the acquired party. Accordingly, the share exchange transaction has been accounted for as a recapitalization of the Company. The equity section of the accompanying financial statements has been restated to reflect the recapitalization of the Company due to the reverse acquisition as of the first day of the first period presented. The assets and liabilities acquired that, for accounting purposes, were deemed to have been acquired by Bright Stand were not significant.

YUHE INTERNATIONAL, INC.
(Formerly known as First Growth Investors Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

1.	Organization and Basis of Preparation of Financial Statements - continued

On March 12, 2008, the Company closed a Securities Purchase Agreement with certain investors, the “Financing”. Pursuant to the terms of such Securities Purchase Agreement, such investors collectively invested $18,000,000 into Yuhe at the price of $0.21, $3.088 post-split, per share in exchange for the Company’s issuance of 85,714,282, equivalent to approximately 5,829,018 post-split shares, shares to such investors. Mr. Yamamoto also sold 14,285,710, equivalent to 971,500 post-split shares, shares of common stock to such investors for $3,000,000. Immediately following the closing of the Securities Purchase Agreement, Mr. Yamamoto owned 112,571,424, equivalent to 7,654,895 post-split shares, shares of the Company’s common stock, and the investors owned 99,999,992 shares, equivalent to 6,800,518 post-split shares, of the Company’s common stock.

From the private placement arrangement, the Company raised gross proceeds of $18,000,000.

The Company amended its articles of incorporation on April 4, 2008 and changed its name into Yuhe International Inc.

Bright Stand International Limited, “Bright Stand”

On August 3, 2007, Bright Stand International Limited, “Bright Stand”, was incorporated with limited liability in the British Virgin Islands. On January 31, 2008, Bright Stand International Limited completed the acquisition (note 3) of 100% common stock of Weifang Yuhe Poultry Co., Limited “PRC Yuhe” and 43.75% of Weifang Taihong Feed Co., Ltd., “Taihong”. As a result, Bright Stand owned 100% of PRC Yuhe and owned 43.75% direct interest of Taihong and 56.25% indirect interest of Taihong through PRC Yuhe. PRC Yuhe and Taihong became the wholly-owned subsidiaries of Bright Stand.

Weifang Yuhe Poultry Co., Ltd., “PRC Yuhe”

Weifang Yuhe Poultry Co., Ltd., “PRC Yuhe”, was established in Weifang, Shandong of the People’s Republic of China, the “PRC”, as a limited company on March 8, 1996.  PRC Yuhe is a supplier of day-old chickens raised for meat production, or broilers, in the People’s Republic of China.

Weifang Taihong Feed Co., Ltd., “Taihong”

Weifang Taihong Feed Co., Ltd. was established in Weifang, Shandong of the People’s Republic of China, the “PRC”, as a limited company on May 26, 2003. Taihong is a feed stock company whose primary purpose is to supply feed stock for PRC Yuhe’s breeder chickens.

YUHE INTERNATIONAL, INC.
(Formerly known as First Growth Investors Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

1.	Organization and Basis of Preparation of Financial Statements - continued

The Company’s operations are conducted through its subsidiaries in the People’s Republic of China, PRC Yuhe, and Taihong. The Company and its subsidiary, hereinafter, collectively referred to as “the Group”, are engaged in the business of chick and feed production.

2.	Summary of significant accounting policies

(a)	Principles of consolidation

The consolidated financial statements, prepared in accordance with generally accepted accounting principles in the United States of America, include the assets, liabilities, revenues, expenses and cash flows of the Company and all its subsidiaries. This basis of accounting differs in certain material respects from that used for the preparation of the books and records of the Company’s principal subsidiaries, which are prepared in accordance with the accounting principles and the relevant financial regulations applicable to enterprises with limited liabilities established in the PRC, “PRC GAAP”, the accounting standards used in the place of their domicile.  The accompanying consolidated financial statements reflect necessary adjustments not recorded in the books and records of the Company’s subsidiaries to present them in conformity with generally accepted accounting principles in the United States of America.

The consolidated financial statements of the Company include the accounts of Yuhe International, Inc, Bright Stand International Limited, Weifang Yuhe Poultry Co., Ltd and Weifang Taihong Feed Co., Ltd. after the date of acquisitions. All significant intercompany accounts, transactions and cash flows are eliminated on consolidation.

   The following table depicts the identities of the subsidiary:

Name of Company	Place & date of Incorporation	Attributable Equity Interest %	Registered Capital

Weifang Yuhe Poultry Co., Ltd	PRC/ March 8, 1996	100%	$11,045,467	(equivalent to RMB77,563,481)

Weifang Taihong Feed Co., Ltd.	PRC/ May 26 2003	100%	$965,379	(equivalent to RMB8,000,000)

YUHE INTERNATIONAL, INC.
(Formerly known as First Growth Investors Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

2.	Summary of significant accounting policies – continued

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

Intangible assets represent land use rights in the PRC.  Land use rights are carried at cost and amortized on a straight-line basis over the period of rights of 50 years commencing from the date of acquisition of equitable interest. According to the laws of PRC, the government owns all of the land in PRC. Companies or individuals are authorized to possess and use the land only through land usage rights approved by the PRC government.

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

YUHE INTERNATIONAL, INC.
(Formerly known as First Growth Investors Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

2.  Summary of significant accounting policies - continued

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

The Company guarantees a 98% survival rate of its product by delivering additional 2% of the product. The guarantee expires seven days after delivery. If the survival rate falls below 96%, the Company provides additional guarantee compensation to customers. Based on historical experience, the likelihood that survival rate falls below 96% is remote and therefore no accrued guarantee liability was recorded at year-end. Guarantee expense for the years ended December 31, 2008 and 2007 were $65,769 and $0, respectively.

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

YUHE INTERNATIONAL, INC.
(Formerly known as First Growth Investors Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

2.  Summary of significant accounting policies - continued

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

(j)	Notes receivable

Notes receivable are stated at the original principal amount less allowance for any uncollectible amounts. Management provides for an allowance when collection of the full amount is no longer probable by establishing an allowance equivalent to 30% of gross amount of notes receivables due over 6 months and 60% of gross amount of notes receivable due over 1 year. Full provision will be made for notes receivable due over 2 years.

YUHE INTERNATIONAL, INC.
(Formerly known as First Growth Investors Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

2.	Summary of significant accounting policies - continued

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

(n)	Advertising

The Company expensed all advertising costs as incurred.  There were no advertising expenses for the years ended December 31, 2008 and 2007.

(o)	Retirement benefit plans

The employees of the Company are members of a state-managed retirement benefit plan operated by the government of the PRC.  The Company is required to contribute a specified percentage of payroll costs to the retirement benefit scheme to fund the benefits. The only obligation of the Company with respect to the retirement benefit plan is to make the specified contributions.

Retirement benefits in the form of contributions under defined contribution retirement plans to the relevant authorities are charged to the statements of income as incurred. The retirement benefit expenses for the years ended December 31, 2008 and 2007 were $75,049 and $0 respectively.

YUHE INTERNATIONAL, INC.
(Formerly known as First Growth Investors Inc.)

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

Shipping and handling fees are expensed when incurred.  During the years ended December 31, 2008 and 2007, Shipping and handling charges included in the selling expenses were $11,686 and $0 respectively.

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

The RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions.  No representation is made that the RMB amounts could have been, or could be, converted into $ at the rates used in translation.

YUHE INTERNATIONAL, INC.
(Formerly known as First Growth Investors Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

2.	Summary of significant accounting policies - continued

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

The fair values of all assets and liabilities do not differ materially from their carrying amounts. None of the financial instruments held are derivative financial instruments and none were acquired or held for trading purposes during the years ended December 31, 2008 or 2007.

(u)	Basic and diluted earnings per share

The Company reports basic earnings per share in accordance with SFAS No. 128, “Earnings Per Share”. Basic earnings per share are computed using the weighted average number of shares outstanding during the periods presented. The weighted average number of shares of the Company represents the common stock outstanding during the reporting periods.

Diluted earnings per share are based on the assumption that all dilutive options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options are assumed to be exercised at the time of issuance, and as if funds obtained thereby were used to purchase common stock at the average market price during the year.

YUHE INTERNATIONAL, INC.
(Formerly known as First Growth Investors Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

2.	Summary of significant accounting policies - continued

(v)	Statutory reserve

In accordance with the relevant laws and regulations of the PRC and the articles of association of the Company’s PRC subsidiaries, PRC Yuhe and Taihong are required to allocate 10% of their net income reported in the PRC statutory accounts, after offsetting any prior years’ losses, to the statutory surplus reserve, on an annual basis.  When the balance of such reserve reaches 50% of the respective registered capital of the subsidiaries, any further allocation is optional.  The statutory surplus reserves can be used to offset prior years’ losses, if any, and may be converted into registered capital, provided that the remaining balances of the reserve after such conversion is not less than 25% of registered capital. The statutory surplus reserve is non-distributable.

(w)	Recent accounting pronouncements

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations” (“SFAS No. 141R”). SFAS No. 141R amends SFAS 141 and provides revised guidance for recognizing and measuring identifiable assets and goodwill acquired, liabilities assumed, and any noncontrolling interest in the acquiree. It also provides disclosure requirements to enable users of the financial statements to evaluate the nature and financial effects of the business combination. It is effective for fiscal years beginning on or after December 15, 2008 and will be applied prospectively. The Company is currently evaluating the impact of adopting SFAS No. 141R on its consolidated financial statements.

In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51” (“SFAS No. 160”). SFAS No. 160 requires that ownership interests in subsidiaries held by parties other than the parent, and the amount of consolidated net income, be clearly identified, labeled, and presented in the consolidated financial statements. It also requires once a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value. Sufficient disclosures are required to clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. It is effective for fiscal years beginning on or after December 15, 2008 and requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. All other requirements shall be applied prospectively. The Company is currently evaluating the impact of adopting SFAS No. 160 on its consolidated financial statements.

YUHE INTERNATIONAL, INC.
(Formerly known as First Growth Investors Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

2.	Summary of significant accounting policies - continued

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities,” which requires enhanced disclosures about an entity’s derivative and hedging activities. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. Since FAS 161 only provides for additional disclosure requirements, there will be no impact on the Company’s results of operations and financial position.

In May 2008, the FASB issued Statement of Financial Accounting Standards No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS 162"). This Standard identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles. FAS 162 directs the hierarchy to the entity, rather than the independent auditors, as the entity is responsible for selecting accounting principles for financial statements that are presented in conformity with generally accepted accounting principles. The Standard is effective 60 days following SEC approval of the Public Company Accounting Oversight Board amendments to remove the hierarchy of generally accepted accounting principles from the auditing standards. FAS 162 is not expected to have an impact on the consolidated financial statements.

In May 2008, the FASB issued SFAS No. 163, Accounting for Financial Guarantee Insurance Contracts, an interpretation of FASB Statement No. 60 (SFAS 163).  This statement clarifies accounting for financial guarantee insurance contracts by insurance enterprises under FASB Statement No. 60, Accounting and Reporting by Insurance Enterprises.  SFAS 163 is effective for fiscal years and interim periods within those years, beginning after December 15, 2008.  Because the Company does not issue financial guarantee insurance contracts, it does not expect the adoption of this standard to have an effect on its financial position or results of operations.

In April 2008, the FASB issued FASB Staff Position (FSP) FAS 142-3, Determination of the Useful Life of Intangible Assets, which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, Goodwill and Other Intangible Assets. This Staff Position is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. Application of this FSP is not currently applicable to the Company as the Company’s intangible assets consist of land used rights which has a fixed useful life of 50 years.

YUHE INTERNATIONAL, INC.
(Formerly known as First Growth Investors Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

2.	Summary of significant accounting policies - continued

In June 2008, the FASB issued FSP EITF 03-6-1, Determining Whether Instruments Granted Share-Based Payment Transactions are Participating Securities. This FSP provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method.

This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years.  All prior-period EPS data presented shall be adjusted retrospectively (including interim financial statements, summaries of earnings, and selected financial data) to conform with the provisions of this FSP.  Early application is not permitted. The Company is currently evaluating the impact of adopting EITF 03-6-1 on its consolidated financial statements.

3.	Acquisition of subsidiaries

On January 31, 2008, Bright Stand acquired 100% common stock of Weifang Yuhe Poultry Co., Limited for $11,306,522, RMB 81,450,000, and 43.75% of Weifang Taihong Feed Co., Ltd for $312,530, RMB 2,244,000,  and total amount is $11,619,052.

The Company adopted SFAS No. 141, Business Combinations, which requires the use of the purchase method of accounting for any business combinations initiated after June 30, 2002. The results of PRC Yuhe and Taihong and the estimated fair market values of the assets and liabilities have been included in the Company’s consolidated financial statements from the date of acquisition. The purchase price for PRC Yuhe and Taihong was allocated to the assets acquired and liabilities assumed of PRC Yuhe and Taihong. All assets and liabilities assumed, based on their fair values as follows:

YUHE INTERNATIONAL, INC.
(Formerly known as First Growth Investors Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

3.	Acquisition of subsidiaries - continued

Accounts receivable	$1,475
Other receivables	3,001,699
Deposits paid	1,084,265
Deferred expenses	602,918
Advance to suppliers	305,013
Inventories	4,624,425
Due from related companies	4,008,506
Unlisted investment	279,738
Plant and equipment	15,323,245
Intangible assets	2,832,869
Accounts payable	(4,800,664)
Accrued expenses	(473,020)
Payroll and related liabilities	(545,565)
Other tax payable	(125,645)
Advances from customers	(209,694)
Other payables	(1,770,862)
Due to related company	(320,913)
Notes payable	(10,549,316)
Other assumed liabilities/Other payable	(2,520,531)
Net assets acquired	$10,747,943
Less : Purchase Consideration (net of cash received)	(10,567,946)
Negative goodwill being transfer to construction in progress	179,997

YUHE INTERNATIONAL, INC.
(Formerly known as First Growth Investors Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

3.	Acquisition of subsidiaries - continued

The following table presents the unaudited results of operations of the Company as if the Yuhe acquisitions had been consummated as of January 1, 2008 and 2007 and the results are shown for the years ended December 31, 2008 and 2007 including certain pro forma adjustments, including depreciation and amortization on the assets acquired, and other adjustments.

	For the year ended	For the year ended
	December 31,	December 31,
	2008	2007
	(Pro forma)	(Pro forma)

Revenues	$36,117,611	$22,075,224
Net income	$10,666,419	$5,885,060

Earnings per share
Basic	$0.75	$0.68
Diluted	$0.74	$0.68

Weighted average shares outstanding
Basic	14,233,268	8,626,318
Diluted	14,476,504	8,626,318

4.	Inventories

Inventories consist of the following:

	December 31	December 31
	2008	2007

Raw materials	$5,281,429	$-
Work in progress	1,272,217	-
Finished goods	91,315	-
	$6,644,961	$-

YUHE INTERNATIONAL, INC.
(Formerly known as First Growth Investors Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

5.	Other receivables, net

Other receivables are unsecured, interest free and have no fixed repayment date.

During the years ended December 31, 2008 and 2007, bad debt recovery was $373,042 and $0 respectively.

Allowance is made when collection of the full amount is no longer probable.  Management reviews and adjusts this allowance periodically based on historical experience, current economic climate as well as its evaluation of the collectability of outstanding accounts. The Company evaluates the credit risks of its customers utilizing historical data and estimates of future performance.

6.	Notes receivable, net

Notes receivable, net consists of the following:

	December 31,	December 31,
	2008	2007

Notes receivables	$119,682	$-
	119,682	-

Less: Allowances	(45,612)	-

	$74,070	$-

Notes receivable are unsecured, interest free and have no fixed repayment date.

Management provides for an allowance when collection of the full amount is no longer probable by establishing an allowance equivalent to 30% of gross amount of notes receivables due over 6 months and 60% of gross amount of notes receivables due over 1 year. Full provision will be made for notes receivables due over 2 years.

During the years ended December 31, 2008 and 2007, the recovery of bad debts was $439,958 and $0 respectively.

YUHE INTERNATIONAL, INC.
(Formerly known as First Growth Investors Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

7.	Unlisted investments

Unlisted investments at December 31, 2008 represent the 3% investments in Hanting Rural Credit Cooperative, “Hanting”, recorded at cost.  It is stated at cost because the Company does not have significant influence or control over Hanting. Under the cost method, the Company records the investment at cost, and recognizes income dividends received that are distributed from net accumulated earnings of the investee since the date of acquisition by the Company. The net accumulated earnings of the investee subsequent to the date of investment are recognized by the Company only to the extent distributed by the investee as dividends. Dividends received in excess of earnings subsequent to the date of investment are considered a return of investment and are recorded as reductions of cost of the investment. A series of operating losses of an investee or other factors may indicate that a decrease in value of the investment has occurred which is other than temporary and should accordingly be recognized.

For the years ended December 31, 2008 and 2007, the Company recorded $12,251 and $0 as income from unlisted investment for dividends received from Hanting.  Management of the Company has reviewed the investment in Hanting for impairment and determined there is no indication that the carrying amount of Hanting may not be recoverable.

8.	Plant and equipment, net

Plant and equipment consists of the following:
	December 31,	December 31,
	2008	2007

At cost
Buildings	$14,951,197	$-
Machinery	5,064,593	-
Motor vehicles	119,786	-
Furniture and equipment	82,815	-
	20,218,391	-
Less: accumulated depreciation	(1,678,071)	-

Construction in progress	$8,571,956	$-
	27,112,276	-

During the year ended December 31, 2008, depreciation expenses amounted to $1,668,059 among which $1,431,939 and $236,120 were recorded as cost of sales and administrative expense respectively.  During the year ended December 31, 2007, depreciation expenses amounted to $0.

YUHE INTERNATIONAL, INC.
(Formerly known as First Growth Investors Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

8.	Plant and equipment, net - Continued

Capitalized interest expense included in construction in progress totaled $437,221 for the year ended December 31, 2008.

As of December 31, 2008, buildings and machinery of the Company with net book value of $14,391,536 were pledged as collateral under certain loan arrangements.

9.	Deposits paid for acquisition of long term assets

Deposits paid consist of the following:

	December 31,	December 31,
	2008	2008

Deposits paid for purchase of land use right	$1,458,959	$
Deposits paid for construction in progress	6,274,903
Deposits paid for acquisition of farm	2,480,231

Deposits paid for capital commitment	10,214,093
Less: Transfer to construction in progress	(8,755,134)
Deposits paid for purchase of equipment	822,029

Total Deposits paid for acquisition of long term assets	$2,280,988	$

10.	Intangible assets, net

Intangible assets consist of the following:

	December 31,	December 31,
	2008	2007

Land use rights, at cost	$2,969,714	$-
Less: accumulated amortization	(59,962)	-

	$2,909,752	$-

As of December 31, 2008, land use rights of the Company were pledged as collateral under certain loan arrangements.

During the years ended December 31, 2008 and 2007, amortization expenses included in the cost of sales were $59,209 and $0 respectively.

YUHE INTERNATIONAL, INC.
(Formerly known as First Growth Investors Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

11.	Due from related companies

	December 31,	December 31,
	2008	2007

Hexing Green Agriculture Co., Ltd., "Hexing Green", - Mr. Gao Zhentao, a director of the Company is also a director of Hexing Green	$75,754	$-

Shandong Yuhe Food Co., Ltd, "Yuhe Group"- Mr. Gao Zhentao, a director of the Company is also a director of Yuhe Group	3,580,553	-

Shandong Yuhe New Agriculture of Sciences, "Shandong Yuhe"- Mr. Gao Zhentao, a director of the Company is also a director of Shandong Yuhe	50,257	-

Weifang Jiaweike Food Co., Ltd, "Weifang Jiaweike" - Mr. Gao Zhentao, a director of the Company is also a director of Weifang Jiaweike	25	-

Weifang Yuhe Poultry Co., Ltd, "PRC Yuhe" - Mr. Gao Zhentao, a director of the Company is also a director of PRC Yuhe	-	1,000,000

	$3,706,589	$1,000,000

The amounts due from related companies are unsecured, interest free and have no fixed repayment date.

12.	Other payable

	December 31,	December 31,
	2008	2007

Interest payable	$69,021	$-
Deposits received	473,448	-
Others	395,066	-
	$937,535	$-

Deposit received represent deposits collected from customers as security for non-payment. Other payable represents apartment rental reimbursement to staff and insurance payable.

YUHE INTERNATIONAL, INC.
(Formerly known as First Growth Investors Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

13.	Loan from director

Loan from director totaled $291,792 at December 31, 2008 represents bank loan borrowed by a director on behalf of the Company.  The loan is due on November 9, 2009 and bears interest at 8.19% per annum.

14.	Due to related companies

	December 31,	December 31,
	2008	2007
Weifang Hexing Breeding Co., Ltd. "Weifang Hexing" - Gao Zhentao, a director of the Company is also a director of Weifang Hexing	$185,885	$-

Others	24,748	-
	$210,633	$-

The amounts due to related companies are unsecured, interest free and have no fixed repayment date.  These loans are used for working capital purposes.

15.	Long-term loans

The long-term loans are denominated in Chinese Renminbi and are presented in US dollars as follows:

	December 31,	December 31,
	2008	2007
Loans from Nansun Rural Credit, interest rate at 10.46% to 13.82% per annum, $291,792 due on December 9, 2009, remaining balance due on March 10, May 17 and May 28, 2010	$8,753,757	-

Loan from Shuangyang Rural Credit, interest rate at 9.83% per annum, due on October 13, 2010	948,324	-

Loan from Hanting Kaiyuan Rural Credit Cooperative, interest rate at 11.09% per annum, due from November 28, 2008 to January 10, 2009	1,065,040	-
	10,767,121	-
Less: current portion of long-term loans	(1,356,832)	-
	$9,410,289	-

YUHE INTERNATIONAL, INC.
(Formerly known as First Growth Investors Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

15.	Long-term loans - continued

Future maturities of long-term loans as at December 31, 2008 are as follows
December 31

2009	$1,356,832
2010	$9,410,289

16.	Payroll and payroll related liabilities

	December 31,	December 31,
	2008	2007

Salary	$1,142,094	$-
Employee benefits	97,520	-
Others	157,607	-

	$1,397,221	$-

Payroll and payroll related liabilities represent accrued payroll and welfare benefits to employees.

17.	Income tax

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

On January 1, 2008, the Company adopted FIN 48, which prescribes a more-likely-than-not threshold for financial statement recognition and measurement of a tax position taken in the tax return. This interpretation also provides guidance on de-recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, accounting for income taxes in interim periods and income tax disclosures.

YUHE INTERNATIONAL, INC.
(Formerly known as First Growth Investors Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

17.	Income tax - continued

Until December 31, 2008, the directors considered that the Company had no uncertain tax positions which affected its consolidated financial position and results of operations or cash flow, and will continue to evaluate for the uncertain position in future. There are no estimated interest costs and penalties provided in the Company’s financial statements for the year ended December 31, 2008.

The Company uses the asset and liability method, where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes. Taihong has a net operating loss carry forward and resulted in deferred tax asset of $60,204 as of December 31, 2008.  Taihong historically experiences net losses before income taxes, and management does not expect Taihong to generate net income before taxes in the future as its business is to supply feed to PRC Yuhe.  As such, a full valuation allowance of $60,204 is recorded against the deferred tax asset.

The provision for income taxes consists of the following:

	December 31,	December 31,
	2008	2007
Current tax
- PRC	-	-
- Change in deferred tax asset	60,204	-
- Change in valuation allowance	(60,204)	-
	-	-

All of the Company’s income (loss) before income taxes is from PRC sources. Actual income tax expenses reported in the consolidated statements of income and comprehensive income differ from the amounts computed by applying the PRC statutory income tax rate of 25% and 33% for the fiscal years of 2008 and 2007 respectively to income (loss) before income taxes for the years ended December 31, 2008 and 2007 for the following reasons:

	December 31,	December 31,
	2008	2007
Income (loss) before income taxes	$10,524,885	$(2,212)

Computed “expected” income tax asset at 25%	2,631,221	-
Tax effect on net taxable temporary differences	(60,204)	-
Effect of cumulative tax losses	258,236	-
Effect of tax holiday	(2,829,253)	-
	$-	$-

YUHE INTERNATIONAL, INC.
(Formerly known as First Growth Investors Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

18.	Fair value of financial instruments

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

19.	Common stock and warrants

(a)	Common Stock

On March 12, 2008, the Company issued 126,857,134 shares, equivalent to approximately 8,626,318 post –split shares, of its common stock, par value $0.001 per share, to the sole stockholder of Bright Stand to effect the Reverse Merger Acquisition. At the same time, the Company issued 85,714,282, equivalent to approximately 5,829,018 post-split shares, shares of common stock to the investors for gross proceeds of $18 million in the private placement.

The Company's issued and outstanding number of common stock immediately prior to the Reverse merger Acquisition is 16,000,000 shares, equivalent to 1,087,994 post-split shares, shares.

Effective on April 4, 2008, the Company effected a 1-for-14.70596492 reverse stock split of its common stock.

After the reverse acquisition, the total common stock issued and outstanding of the Company is 15,543,330 post-split shares.

On March 12, 2008, the Company’s majority stockholder, Mr. Yamamoto, entered into an escrow agreement with the private placement investors. Mr. Yamamoto will deliver a certain number of shares of the Company’s common stock owned by him to the investors pro-rata in accordance with their respective investment amount for no additional consideration if:

(i)         the Company’s after tax net income for its fiscal year ending on December 31, 2008 is less than $9,000,000 and fiscal year ending on December 31, 2009 is less than 95% of $13,000,000; and

(ii)         the Company’s earnings per share reported in the fiscal year ending on December 31, 2009 is less than $0.74 on a fully diluted basis (the “Low Performance Events”).

YUHE INTERNATIONAL, INC.
(Formerly known as First Growth Investors Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

19.	Common stock and warrants - continued

Mr. Yamamoto has placed an aggregate of 49,411,763 shares, equivalent to 3,359,889 post-split shares, of common stock, “Make Good Shares”, into an escrow account pursuant to the terms of the Make Good Escrow Agreement by and among us, Mr. Yamamoto, the Investors and the escrow agent named therein. In the event the Company does not achieve the targets in 2008 and 2009, Make Good Shares will be conveyed to the Investors pro-rata in accordance with their respective investment amount for no additional consideration. In the event that the foregoing Low Performance Events do not occur, the Make Good Shares will be transferred to Mr. Yamamoto.

(b)	Warrants

The Company granted warrants to acquire an aggregate of 6,999,999 shares, equivalent to 476,014 post-split shares, of common stock to Roth Capital Partners, LLC and WLT Brothers Capital, Inc., for the services in connection with the private placement on March 12, 2008. The warrants have a strike price equal to $3.706, have a term of three years starting from March 12, 2008 and permit cashless or cash exercise at all times that they are exercisable. The warrants are exercisable at any time 6 months after their issuance. The Company valued the options by Black-Scholes option-pricing model with the amount of $2,398,975 which recorded as cost of raising capital against additional paid-in capital.

The Company estimated the fair value of each warrant award on the date of grant using the Black-Scholes option-pricing model and the assumption noted in the following table. Expected volatility is based on the historical and implied volatility of a peer group of publicly traded entities. The expected term of options gave consideration to historical exercises, post-vesting cancellations and the options’ contractual term. The risk-free rate for the expected term of the option is based on the U.S. Treasury Constant Maturity at the time of grant. The assumptions used to value options granted during the year ended December 31, 2008 were as follows:

Year Ended December 31, 2008
Risk free interest rate	3%
Expected volatility	109%
Expected life (years)	3

On October 27, 2008, the Company issued 178,848 of common shares to Roth Capital Partners, LLC based on its cashless exercise of 333,198 warrants issued to it.  The total number of warrants outstanding as at December 31, 2008 was 142,816.

YUHE INTERNATIONAL, INC.
(Formerly known as First Growth Investors Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

19.	Common stock and warrants - continued

(c)	Additional paid-in capital

Prior to the Reverse Merger, the stockholder of Bright Stand contributed additional capital of $12,149,766 to Bright Stand for the acquisition of PRC Yuhe. Subsequent to the contribution of capital, Bright Stand entered into a reverse acquisition with Yuhe International, Inc. and raised $18 million gross proceeds in the private placement as described in Note 19 (a).

20.	Obligations under registration rights agreements

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

The Company will be required to pay the investors liquidated damages if it fails to file a registration statement by the above filing deadlines or if it does not promptly respond to comments received from the SEC. The liquidated damages accrue at a rate of 0.5% per month of the aggregate investment proceeds which are $18 million received from the investors, capped at 5% of the total investment proceeds, or $900,000. The Company’s Registration Statement was declared effective on December 29, 2008, and therefore it has not recorded a liability for that potential obligation as at December 31, 2008.

21.	Stock options

On June 13, 2008, the Company granted to the Chief Financial Officer (CFO) of the Company an option to purchase 150,000 shares of the Company’s common stock at an exercise price of $3.708 per share for the 3 year’s employment. The options shall vest with respect to 33.3% of the total number of shares purchasable upon exercise thereof one year after the grant date and 33.3% on the second and third anniversary of the grant date, Mr. Hu will be fully vested in the option by that date and shall cease to vest if the executive ceases to be Chief Financial Officer of the Company for any reason.

YUHE INTERNATIONAL, INC.
(Formerly known as First Growth Investors Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

21.	Stock options - continued

On the same date, the Company granted each of the three independent directors of the Company an option to purchase 77,717 share of the Company’s common stock at an exercise price of $3.708 per share for the 3 year’s employment. The options shall vest with respect to 33.3% of the total number of shares purchasable upon exercise thereof one year after the grant date and 33.3% on the second and third anniversary of the grant date, the directors will be fully vested in the option by that date and shall cease to vest if the three independent directors cease to be independent directors of the Company for any reason.

The options granted to the CFO and the three independent directors will expire on the fifth anniversary of the grant date and cease to vest if they cease to be the CFO or independent directors of the company for any reason.

During the year ended December 31, 2008, the Company granted 383,151 stock options. The Company recognizes compensation expense, net of estimated forfeitures, over the requisite service period, which is the period during which the grantee is required to provide services in exchange for the award.  The Company has elected to recognize compensation cost for awards with only a service condition that has a graded vesting schedule on a straight-line basis over the requisite service period for the entire award.

The Company uses the Black-Scholes option pricing model to calculate the grant-date fair value of an award, with the following assumptions: no dividend yield, expected volatility of 109.40%, and a risk-free interest rate of 3.00%. In determining volatility of the Company’s options, the Company used the average volatility of the Company’s stock. Based on the Black-Scholes option pricing model, the entire option was valued at $2,186,499. In accordance with SFAS No. 123R, the Company has recorded stock-based compensation expense for the year ended December 31, 2008 of $401,359 in connection with the issuance of this option.

YUHE INTERNATIONAL, INC.
(Formerly known as First Growth Investors Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

21.	Stock options - continued

The following table summarizes all Company stock option transactions between January 1, 2008 and December 31, 2008
	Option Shares	Vested Shares	Weighted Average Exercise Price	Remaining Contractual Term
Balance, January 1, 2008	-	-	$-	$-
Granted or vested during the year ended December 31, 2008	383,151	-	$3.708	$4.55
Expired during the year ended December 31, 2008	-	-	-	-
Balance, December 31, 2008	383,151	-	$3.708	$5

The weighted average grant date fair value of options granted was $7.35 per share. The total number of stock options outstanding as at December 31, 2008 was 383,151 shares.

22.	Significant concentrations and risk

(a)	Customer Concentrations

The Company does not have concentrations of business with any customer constituting greater than 10% of the Company’s gross sales.

The Company has not experienced any significant difficulty in collecting its accounts receivable in the past and is not aware of any financial difficulties being experienced by its major customers.

The Company has the following concentrations of business with each supplier constituting greater than 10% of the Company’s purchase:
	For the year ended
	December 31,
	2008	2007

Ma Zhuping	27.60%	-

YUHE INTERNATIONAL, INC.
(Formerly known as First Growth Investors Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

22.	Significant concentrations and risk - continued

(b)	Credit Risk

Financial instruments that potentially subject the Company to significant concentration of credit risk consist primarily of cash and cash equivalents.  As of December 31, 2008, substantially all of the Company’s cash and cash equivalents were held by major financial institutions located in the PRC, which management believes are of high credit quality.

(c)	Company’s operations are in China

All of the Company’s products are produced in China.  The Company’s operations are subject to various political, economic, and other risks and uncertainties inherent in China.  Among other risks, the Company’s operations are subject to the risks of transfer of funds; domestic and international customs and tariffs; changing taxation policies; foreign exchange restrictions; and political conditions and governmental regulations.

23.	Business and geographical segments

The Company’s operations are classified into two principal reportable segments that provide different products or services.  PRC Yuhe is engaged in the business of breeding chickens while Taihong is engaged in the business of feed production, in which most of the products were used internally.  Separate management of each segment is required because each business unit is subject to different production and technology strategies.

Reportable Segments
	For the year ended Dec 31, 2008			For the year ended Dec 31, 2007			For the years ended Dec 31,
	Production of chicks	Production of feeds	Corporate	Production of chicks	Production of feeds	Corporate	Total
							2008	2007

External revenue	$34,166,334	$459,948	$-	$-	$-	$-	$34,626,282	$-
Intersegment revenue	-	11,885,562	-	-	-	-	11,885,562	-
Interest income	245,573	34	4,131	-	-	-	249,738	-
Interest expense	(33,739)	(668,834)	-	-	-	(70)	(702,573)	(70)
Depreciation and amortization	(1,611,941)	(115,327)	-	-	-	-	(1,727,268)	-
Net profit/(loss) after tax	11,317,014	240,818	(1,032,947)	-	-	(2,212)	10,524,885	(2,212)

Expenditures for long-lived assets	12,582,823	108,771	-	-	-	-	12,691,594	-

Note: Intersegment revenue of $11,885,562 was eliminated in consolidation.

YUHE INTERNATIONAL, INC.
(Formerly known as First Growth Investors Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

23.	Business and geographical segments - continued

The Company’s operations are located in the PRC. All revenue is from customers in the PRC.  All of the company’s assets are located in the PRC. Accordingly, no analysis of the Company's sales and assets by geographical market is presented.

24.	Commitments and contingencies

Operating Leases - In the normal course of business, the Company leases the land for the hen house under operating lease agreements. The Company rents land, primarily for the feeding of the chickens. The operating lease agreements generally contain renewal options that may be exercised at the Company’s discretion after the completion of the base rental terms. The Company was obligated under operating leases requiring minimum rentals as follows:

YUHE INTERNATIONAL, INC.
(Formerly known as First Growth Investors Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

24.	Commitments and contingencies – continued

As of  December 31,

2009	$89,901
2010	89,901
2011	89,901
2012	89,901
2013	89,901
Thereafter	89,901
1,752,587
Total minimun lease payments	2,291,993

During the years ended December 31, 2008 and 2007, rental expenses were $155,349 and $0 respectively.

Construction of Breeding Farm No. 1

On August 15, 2008, PRC Yuhe completed construction work and facilities to set up the southern farm of breeding farm No 1.  On August 30, 2008, PRC Yuhe purchased 100,000 sets of parent breeders and began to feed.  By the end of December 2008, PRC Yuhe has spent RMB 29 million, approximately equivalent to $4.5 million, to build breeding farm No 1.  The breeding farm can be split into the southern and the northern regions.  PRC Yuhe looks forward to completing the northern farm construction work and facilities by July 2009; and beginning to breed parent broilers in the northern region by the end of 2009.  The residual scheduled payment is RMB 6 million, equivalent to $0.9 million, for the building and facilities; and RMB 4.9 million, approximately equivalent to $0.75 million, in machineries.  The capacity of the northern factory is 140,000 sets of parent broilers

Construction of Breeding Farm Nos. 2, 3, 5, 6, and 7

On December 6, 2008, PRC Yuhe entered into a construction agreement with a contractor to build and renovate five of its breeding farms for a total consideration of RMB2.6 million, approximately equivalent to $379,000. The construction period is estimated to be from February 2009 to April 2009.

Construction of Steel Structural Surface for Hatchery Farm No. 3

On December 10, 2008, PRC Yuhe entered into a construction agreement with a contractor to build the steel structure for its hatchery farm No. 3 for a total consideration of RMB3.9 million, approximately equivalent to $564,000. The construction period is estimated to be from February 2009 to March 2009.

YUHE INTERNATIONAL, INC.
(Formerly known as First Growth Investors Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

25.	Equipment Leasing and Rental Arrangement

On November 11, 2008, PRC Yuhe entered into equipment leasing agreement and property rental agreement, collectively, the “Agreements”, with Shandong Nongbiao Purina Feed Co., Ltd., “Shandong Nongbiao Purina”. Shandong Nongbiao Purina will construct a feed production facility on a property leased from PRC Yuhe and become the exclusive feed supplier for PRC Yuhe. Pursuant to the terms and conditions of the Agreements, Shandong Nongbiao Purina will lease certain equipment for feed production from, and install them at the premises owned by PRC Yuhe. The lease term for both the equipment leasing agreement and property rental agreement is 10 years. After  completion of the feed production facility, the lease term will commence on the date of the production begins.  Shandong Nongbiao Purina shall pay to PRC Yuhe an annual rental payment for the leased land, premises and facilities of RMB 1,500,000, approximately equivalent to $219,000. The rent payable by Shandong Nongbiao Purina under the rental agreement will be offset against the prepaid equipment rental costs of RMB10,000,000, approximately equivalent to $1,459,000.  As at December 31, 2008, Shangdong Nongbiao Purina advanced $400,000 (RMB2,740,000) to PRC Yuhe as rental payment and was recorded as advances from customers.

In connection with the execution of the Agreements, Shandong Yuhe Food Group Co., Ltd., “Yuhe Group”, a PRC company based in Shandong Province, would be the guarantor of PRC Yuhe for RMB 4,500,000, approximately equivalent to $657,000, for the first five years and for RMB 3,000,000, approximately equivalent to $438,000, for the next five years. No guarantee fee is required according to the above Agreements.

YUHE INTERNATIONAL, INC.

UNAUDITED PRO FORMA CONSOLIDATED FINANCIAL STATEMENTS

YUHE INTERNATIONAL, INC.

UNAUDITED PRO FORMA CONSOLIDATED FINANCIAL STATEMENTS

Basis of Presentation

On March 12, 2008, Yuhe International, Inc. entered into a Share Exchange Agreement with Bright Stand International Co. Ltd. and its stockholders, pursuant to which Yuhe International, Inc. acquired all of the issued and outstanding capital stock of Bright Stand International Co. Ltd. in exchange for a total of 8,626,236 shares of the Company’s common stock, constituting 56% shares of Yuhe International, Inc. issued and outstanding common stock at the time of the merger agreement, $0.001 par value per share.

Yuhe International, Inc. completed the acquisition of Bright Stand International Co. Ltd., pursuant to the Merger Agreement, in March 2008. The acquisition was accounted for as a reverse merger effected by a share exchange, wherein Bright Stand International Co. Ltd. is considered the acquirer for accounting and financial reporting purposes.

The unaudited pro forma consolidated statement of operations reflects the results of operations of the company had the merger consummated on January 1, 2007. These pro forma consolidated statements of operations have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which actually would have resulted had the transaction occurred on the date indicated and are not necessarily indicative of the results that may be expected in the future.

Due to the fact that there was not any trading and shareholding relationship between Yuhe International, Inc. with Bright Stand International Co. Ltd. before the share exchange, in the opinion of management, no pro forma adjustment directly attributable to the share exchange contemplated by the Agreement is to be made to the unaudited pro forma consolidated statements of operations of Yuhe International, Inc.

YUHE INTERNATIONAL, INC.
UNAUDITED PRO FORMA CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

	2008	2007

Net revenues	$36,117,611	$22,075,224
Cost of revenue	(22,910,160)	(13,502,545)
Gross profit	13,207,451	8,572,679

Operating expenses
Selling	(454,457)	(312,927)
General and administrative expenses	(2,661,285)	(1,112,758)
Total operating expenses	(3,115,742)	(1,425,685)

Income from operations	10,091,709	7,146,994

Non-operating income (expense)
Bad debts recovery (expense)	1,032,893	(231,569)
Interest income	249,743	796
Other income	102,518	198
Interest expenses	(788,740)	(924,915)
Other expenses	(21,704)	(106,444)
Total other income (expenses)	574,710	(1,261,934)

Net Income before income tax	10,666,419	5,885,060
Income Tax	-	-

Net income	$10,666,419	5,885,060

Earnings per share
Basic	$0.75	$0.68
Diluted	$0.74	$0.68

Weighted average shares outstanding
Basic	14,233,268	8,626,318
Diluted	14,476,504	8,626,318

YUHE INTERNATIONAL, INC.
UNAUDITED PRO FORMA CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

	Pro forma for the period from January 1, 2008 to January 31, 2008	As reported from February 1, 2008 to December 31, 2008	Pro forma adjusment	2008 Pro forma Total
Net revenue	$1,491,329	$34,626,282	$	$36,117,611
Cost of revenue	(1,337,438)	(21,572,722)		(22,910,160)
Gross profit	153,891	13,053,560		13,207,451

Operating expenses
Selling	(28,997)	(425,460)		(454,457)
General and administrative	(122,695)	(2,538,590)		(2,661,285)
Total operating income (expenses)	(151,692)	(2,964,050)		(3,115,742)

Income from operations	2,199	10,089,510		10,091,709

Non-operating income (expense)
Bad Debts recovery	219,893	813,000		1,032,893
Interest income	5	249,738		249,743
Other income	5,604	96,914		102,518
Interest expenses	(86,167)	(702,573)		(788,740)
Other expenses	-	(21,704)		(21,704)

Total other income (expense)	139,335	435,375		574,710

Net Income before income tax	141,534	10,524,885		10,666,419
Income Tax	-	-		-
Net income	$141,534	$10,524,885	$	$10,666,419

Earnings per share
Basic	$0.02	$0.74	$	$0.74
Diluted	$0.02	$0.73	$	$0.73

Weighted average shares outstanding
Basic	8,626,318	14,233,268		14,233,268
Diluted	8,626,318	14,476,504		14,476,504

Exhibit Index
Exhibit Number	Description of Document

3.1
Articles of Incorporation of the registrant as filed with the Secretary of State of Nevada, as amended to date. [Incorporated by reference to Exhibit 3.1 to the registrant’s current report on Form 8-K filed on April 10, 2007]

4.1
Registration Rights Agreement dated March 12, 2008 by and among First Growth Investors, Inc., and certain investors. [Incorporated by reference to Exhibit 10.4 to the registrant’s current report on Form 8-K filed on March 17, 2008]

5.1	Opinion of Thomas G. Kimble & Associates, PC as to the legality of the shares. [Incorporated by reference to exhibit 5.1 to the registrant’s Registration Statement on Form S-1 filed on May 12, 2008]

5.2	Opinion of Long An Law Firm. [Incorporated by reference to exhibit 5.2 to the registrant’s Registration Statement on Form S-1 filed on May 12, 2008]

10.1
Stock Purchase Agreement dated November 6, 2007 between First Growth Investors, Inc. and Halter Financial Investments, L.P. [Incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K filed on November 6, 2007]

10.2
Equity Transfer Agreement dated March 12, 2008 between First Growth Investors, Inc. and Kunio Yamamoto. [Incorporated by reference to Exhibit 10.2 to the registrant’s current report on Form 8-K filed on March 17, 2008]

10.3
Securities Purchase Agreement dated March 12, 2008 by and among First Growth Investors, Inc., Bright Stand International Limited, Weifang Yuhe Poultry Co., Ltd., Kunio Yamamoto and certain investors. [Incorporated by reference to Exhibit 10.3 to the registrant’s current report on Form 8-K filed on March 17, 2008]

10.4
Make Good Escrow Agreement dated March 12, 2008 by and among First Growth Investors, Inc., Kunio Yamamoto, certain investors, Roth Capital Partners, LLC and Tri-State Title and Escrow, LLC. [Incorporated by reference to Exhibit 10.5 to the registrant’s current report on Form 8-K filed on March 17, 2008]

10.5
Holdback Escrow Agreement dated March 12, 2008 by and among First Growth Investors, Inc., certain investors, and Tri-State Title and Escrow, LLC. [Incorporated by reference to Exhibit 10.6 to the registrant’s current report on Form 8-K filed on March 17, 2008]

10.6
Warrant dated Mach 12, 2008 issued by First Growth Investors, Inc. to Roth Capital Partners, LLC [Incorporated by reference to Exhibit 10.7 to the registrant’s current report on Form 8-K filed on March 17, 2008]

10.7
Make Good Escrow Agreement dated March 12, 2008 by and among First Growth Investors, Inc., Kunio Yamamoto, HFG International, Limited, and Interwest Transfer Company, Inc. [Incorporated by reference to Exhibit 10.8 to the registrant’s current report on Form 8-K filed on March 17, 2008]

10.8
Lock-up Agreement dated March 12, 2008 between Kunio Yamamoto and First Growth Investors, Inc. [Incorporated by reference to Exhibit 10.9 to the registrant’s current report on Form 8-K filed on March 17, 2008]

10.9	Audited Financial Statements of First Growth Investors, Inc. for the Year Ended December 31, 2005. [Incorporated by reference to the registrant’s current report on Form 10-KSB filed on April 4, 2006]
10.10	Audited Financial Statements of First Growth Investors, Inc. for the Year Ended December 31, 2006. [Incorporated by reference to the registrant’s current report on Form 10K-SB filed on April 2, 2007]

10.11	Audited Financial Statements of First Growth Investors, Inc. for the Year Ended December 31, 2007. [Incorporated by reference to the registrant’s current report on Form 10K-SB filed on March 31, 2008]

10.12
Labour Contract dated July 15, 2000 entered into between Weifang Taihong Feed Co., Ltd. and Gao Aiping.  [Incorporated by reference to Exhibit 10.12 to the registrant’s Registration Statement on Form S-1/A filed on December 19, 2008]

10.13
Labour Contract dated December 25, 2000 entered into between Weifang Taihong Feed Co., Ltd. and Wang Jianbo.  [Incorporated by reference to Exhibit 10.13 to the registrant’s Registration Statement on Form S-1/A filed on December 19, 2008]

10.14
Labour Contract dated July 10, 2001 entered into between Weifang Yuhe Poultry Co. Ltd. and Zhao Beijing.  [Incorporated by reference to Exhibit 10.14 to the registrant’s Registration Statement on Form S-1/A filed on December 19, 2008]

10.15
Commitment to Product Quality and Customer Services Agreement dated February 12, 2004 entered for and on behalf of Weifang Yuhe Poultry Co. Ltd.  [Incorporated by reference to Exhibit 10.15 to the registrant’s Registration Statement on Form S-1/A filed on December 19, 2008]

10.16
Contract of land dated April 12, 2005 entered into between Yejiazhuang Village, Dabucum Village and Weifang Yuhe Poultry Co., Ltd.  [Incorporated by reference to Exhibit 10.16 to the registrant’s Registration Statement on Form S-1/A filed on December 19, 2008]

10.17
Lease Agreement dated June 25, 2005 entered into between Standing Weifang Farm and Weifang Yuhe Poultry Co., Ltd.  [Incorporated by reference to Exhibit 10.17 to the registrant’s Registration Statement on Form S-1/A filed on December 19, 2008]

10.18
Labour Contract dated July 11, 2005 entered into between Weifang Yuhe Poultry Co. Ltd. and Ding Wengui.  [Incorporated by reference to Exhibit 10.18 to the registrant’s Registration Statement on Form S-1/A filed on December 19, 2008]

10.19
Labour Contract dated October 15, 2005 entered into between Weifang Yuhe Poultry Co. Ltd. and Jiang Yingjun.  [Incorporated by reference to Exhibit 10.19 to the registrant’s Registration Statement on Form S-1/A filed on December 19, 2008]

10.20
Summary of loan agreements with Nansun Rural Credit in respect of loan agreement dated November 28, 2005.  [Incorporated by reference to Exhibit 10.20 to the registrant’s Registration Statement on Form S-1/A filed on December 19, 2008]

10.21
Feed Purchase Contract dated January 1, 2006 entered into between Weifang Taihong Feed Co., Ltd. and Weifang Yuhe Poultry Co., Ltd.  [Incorporated by reference to Exhibit 10.21 to the registrant’s Registration Statement on Form S-1/A filed on December 19, 2008]

10.22
Labour Contract dated March 10, 2006 entered into between Weifang Yuhe Poultry Co., Ltd. and Tan Yi. [Incorporated by reference to Exhibit 10.22 to the registrant’s Registration Statement on Form S-1/A filed on December 19, 2008]

10.23
Summary of Loan Agreement dated November 10, 2006 with Hanting Rural Credit Cooperative. [Incorporated by reference to Exhibit 10.23 to the registrant’s Registration Statement on Form S-1/A filed on December 19, 2008]

10.24
Summary of Loan Agreement dated May 12, 2007 with Shuangyang Rural Credit. [Incorporated by reference to Exhibit 10.24 to the registrant’s Registration Statement on Form S-1/A filed on December 19, 2008]

10.25
Summary of Loan Agreement dated July 1, 2007 with Hanting Kaiyuan Rural Credit Cooperative. [Incorporated by reference to Exhibit 10.25 to the registrant’s Registration Statement on Form S-1/A filed on December 19, 2008]

10.26
Labour Contract dated December 1, 1998 entered into between Weifang Yuhe Poultry Co. Ltd. and Han Chengxiang.  [Incorporated by reference to Exhibit 10.26 to the registrant’s Registration Statement on Form S-1/A filed on December 19, 2008]

10.27
Labour Contract dated June 13, 2008 entered into between Yuhe International, Inc. and Han Chengxiang.  [Incorporated by reference to Exhibit 10.27 to the registrant’s Registration Statement on Form S-1/A filed on December 19, 2008]

10.28
Labour Contract dated June 13, 2008 entered into between Yuhe International, Inc. and Jiang Yingjun. [Incorporated by reference to Exhibit 10.12 to the registrant’s Registration Statement on Form S-1/A filed on December 19, 2008]

10.29
Employment Agreement dated June 13, 2008 entered into between Yuhe International, Inc. and Gao Zhentao [Incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K filed on June 13, 2008]

10.30
Employment Agreement dated June 13, 2008 entered into between Yuhe International, Inc. and Hu Gang [Incorporated by reference to Exhibit 10.2 to the registrant’s current report on Form 8-K filed on June 13, 2008]

10.31
Supplemental Feed Purchase Agreement dated August 5, 2008 entered into between Weifang Taihong Feed Co., Ltd. and Weifang Yuhe Poultry Co., Ltd.  [Incorporated by reference to Exhibit 10.12 to the registrant’s Registration Statement on Form S-1/A filed on December 19, 2008]

10.32	Form of Stock Option Agreement [Incorporated by reference to Exhibit 10.1 to the registrant’s quarterly report on Form 10-Q filed on August 14, 2008]

10.33
Summaries of Oral Loan Agreements as disclosed under section “Transactions with Related Persons”.  [Incorporated by reference to Exhibit 10.33 to the registrant’s Registration Statement on Form S-1/A filed on December 19, 2008]

10.34	Capital Transfer Agreement dated November 28, 2007. [Incorporated by reference to Exhibit 10.12 to the registrant’s Registration Statement on Form S-1/A filed on December 19, 2008]

10.35	Translation of the Equipment Leasing Agreement dated November 11, 2008 in English. [Incorporated by reference to Exhibit 99.1 to the registrant’s 8-K filed on November 21, 2008]

10.36	Translation of the Tenancy Agreement dated November 11, 2008 in English. [Incorporated by reference to Exhibit 99.2 to the registrant’s 8-K filed on November 21, 2008]

*14.1	Code of Ethics.

23.1	Consent of Thomas G. Kimble and Associates, PC, included in Exhibit 5.1.[Incorporated by reference to Exhibit 23.2 to the registrant’s Registration Statement S-1 filed on May 12, 2008]

23.2	Consent of Long An Law Firm.[Incorporated by reference to Exhibit 23.3 to the registrant’s Registration Statement on Form S-1 filed on May 12, 2008]

*24.1	Power of Attorney (included on the signature page of this registration statement).

*31.1	Certification of the Chief Executive Officer pursuant to Rules 13a-14(a) and 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31.2	Certification of the Chief Financial Officer pursuant to Rules 13a-14(a) and 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*   Filed herewith