Form 10-K/A
period 2008-12-31
YUHE INTERNATIONAL, INC.
filed 2009-04-22
CIK 1047857

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

 (Mark One)
☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2008 .

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A, the “Amendment”, amends the Company’s Annual Report on Form 10-K, the “Original Filing”, for the fiscal year ended December 31, 2008, as filed with the Securities and Exchange Commission on March 31, 2009, and is being filed for the sole purpose to include a revised Item 12 showing the revised number and percentage of shares beneficially owned by Black River Small Capitalization Fund Ltd. and Black River Commodity Select Fund Ltd., which will include the shares held by UBS Securities LLC on behalf of Black River Small Capitalization Fund Ltd. and Black River Commodity Select Fund Ltd. as custodian and shares held by CEDE & Co as nominee for UBS Securities LLC.  Please refer to notes (3), (4) and (7) under Item 12 in this report on Form 10-K/A.

In connection with the filing of the Amendment, and as required by Rule 12b-15 of the Securities Exchange Act of 1934, the Company is also filing as exhibits to this Amendment the certifications pursuant to Rule 13a-14(a). Because no financial statements are contained within this Amendment, the Company is not including those parts of the Rule 13a-14(a) certifications pertaining to financial statements and is not including certifications pursuant to Rule 13a-14(b) (18 U.S.C. §1350).

This Amendment to the Original Filing is solely for the purpose described above.  The Company has not revised, modified or updated any other disclosures that were presented in the Original Filing, unless such revisions, modification or updates were expressly set forth herein.  This Amendment does not reflect any events that may have occurred subsequent to the Original Filing.  All other information not affected by this Amendment remains unchanged and reflects the disclosure made at the time of the filing of the Original Filing.

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

Name of Beneficial Owner	Number of Shares Beneficially Owned	Percent of Shares Beneficially Owned
Greater than 5% Shareholders
Kunio Yamamoto [1]	7,654,817	48.7%

Pinnacle China Fund L.P. [2]	1,214,378	7.7%

Pinnacle Fund L.P. [2]	1,214,378	7.7%

Black River Small Capitalization Fund Ltd. [3]	1,295,337	8.2%

Black River Commodity Select Fund Ltd. [4]	971,503	6.2%

Ardsley Partners Fund II, LP [5]	1,133,419	7.2%

CEDE & Co [7]	1,179,619	7.5%

Directors and Executive Officers

Gao Zhentao [1]	0	*	%

Han Chengxiang [1]	0	*	%

Hu Gang [1]	0	*	%

Peter Li [1]	0	*	%

Liu Yaojun [1]	0	*	%

Greg Huett [1]	0	*	%

Jiang Yingjun [1]	0	*	%

Richard Crimmins [6]	0	*	%

All Executive Officers and Directors as a group	0	*	%

*	Less than 1%

(1)	Address is c/o Weifang Yuhe Poultry Co. Ltd., 301 Hailong Street, Hanting District, Weifang, Shandong Province, The People’s Republic of China.
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

(3)
Address is 12700 Whitewater Drive, Minnetonka, MN 55343-9438. Pursuant to an investment advisory agreement, Black River Asset Management LLC has investment and voting power with respect to the securities held by the Black River Small Capitalization Fund Ltd. 851,242 shares are held directly by Black River Small Capitalization Fund Ltd. and 444,095 shares are held by UBS Securities LLC as custodian on behalf of Black River Small Capitalization Fund Ltd. The said 444,095 shares are held by CEDE & Co as nominee for UBS Securities LLC as described in note (7) below.  In the above table, the total number of shares beneficially owned by Black River Small Capitalization Fund Ltd. in the sum of 1,295,337 includes 444,095 shares held by CEDE & Co as nominee for UBS Securities LLC.

(4)
Address is 12700 Whitewater Drive, Minnetonka, MN 55343-9438. Pursuant to an investment advisory agreement, Black River Asset Management LLC has investment and voting power with respect to the securities held by the Black River Commodity Select Fund Ltd.  638,432 shares are held directly by Black River Commodity Select Fund Ltd. and 333,071 shares are held by UBS Securities LLC as custodian on behalf of Black River Commodity Select Fund Ltd.  The said 333,071 shares are held by CEDE & Co as nominee for UBS Securities LLC as described in note (7) below.  In the above table, the total number of shares beneficially owned by Black River Commodity Select Fund Ltd. in the sum of 971,503 includes 333,071 shares held by CEDE & Co as nominee for UBS Securities LLC.

(5)
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
(7)
Address is c/o PO Box 222 Bowling Green Stati, New York, 10274.  CEDE & Co holds 444,095 shares as nominee for UBS Securities LLC as described in note (3) above and 333,071 shares as nominee for UBS Securities LLC as described in note (4) above.  In the above table, the total number of shares beneficially owned by CEDE & Co in the sum of 1,179,619 excludes 777,166 shares held as nominee for UBS Securities LLC.

SIGNATURES

 In accordance with Section 13 or 15(d) of the Exchange Act, the Company caused this report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 22, 2009

Yuhe International, Inc.

By:	/s/ Gao Zhentao
Gao Zhentao
Chief Executive Officer
(On behalf of the Registrant and as Principal Executive Officer)

By:	/s/ Hu Gang
Hu Gang
Chief Financial Officer
(On behalf of the Registrant and as Principal Financial Officer)

By:	/s/ Jiang Yingjun
Jiang Yingjun
Chief Accounting Officer
(On behalf of the Registrant and as Principal Accounting Officer)

 Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Dated April 22, 2009	/s/ Gao Zhentao
Gao Zhentao
Chief Executive Officer and Director

Dated April 22, 2009	/s/ Hu Gang
Hu Gang
Chief Financial Officer

Dated April 22, 2009	/s/ Gao Zhentao
Gao Zhentao, attorney-in-fact executing on behalf of Peter Li, Director of the Registrant

Dated April 22, 2009	/s/ Gao Zhentao
Gao Zhentao, attorney-in-fact executing on behalf of Liu Yaojun, Director of the Registrant

Dated April 22, 2009	/s/ Gao Zhentao
Gao Zhentao, attorney-in-fact executing on behalf of Greg Huett, Director of the Registrant

Dated April 22, 2009	/s/ Han Chengxiang
Han Chengxiang
Director

Exhibit Index
Exhibit Number	Description of Document

24.1	Power of Attorney [Incorporated by reference to Exhibit 24.1 to the registrant’s Annual Report on Form 10-K filed on March 31, 2009]
*31.1	Certification of the Chief Executive Officer pursuant to Rules 13a-14(a) and 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31.2	Certification of the Chief Financial Officer pursuant to Rules 13a-14(a) and 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *Filed herewith