Form 10-K/A
period 2008-12-31
YUHE INTERNATIONAL, INC.
filed 2009-05-13
CIK 1047857

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 2)

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    Yes  ☐  No  ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every
Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the
preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐   No ☐

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

EXPLANATORY NOTE

This Amendment No. 2 on Form 10-K/A, the “Amendment”, amends the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, as filed with the Securities and Exchange Commission, the “SEC”, on March 31, 2009, and the Company’s Form 10K/A, as filed with the SEC on April 22, 2009, the “Original Filing”, and is being filed for the sole purpose to include a revised Item 9A of Part II discussing the Company’s (i) disclosure controls and procedures and (ii) internal control over financial reporting.

In connection with the filing of this Amendment No. 2, and as required by Rule 12b-15 of the Securities Exchange Act of 1934, the Company is also filing as exhibits to this Amendment the certifications pursuant to Rule 13a-14(a). Because no financial statements are contained within this Amendment, the Company is not including those parts of the Rule 13a-14(a) certifications pertaining to financial statements and is not including certifications pursuant to Rule 13a-14(b) (18 U.S.C. §1350).

This Amendment No. 2 to the Original Filing is solely for the purpose described above.  The Company has not revised, modified or updated any other disclosures that were presented in the Original Filing, unless such revisions, modification or updates were expressly set forth herein.  This Amendment No. 2 does not reflect any events that may have occurred subsequent to the Original Filing.  All other information not affected by this Amendment No. 2 remains unchanged and reflects the disclosure made at the time of the filing of the Original Filing.

ITEM 9A. CONTROLS AND PROCEDURES

(a)	Disclosure controls and procedures

The Company’s disclosure controls and procedures are designed to provide reasonable assurance of achieving the Company’s objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

The Company’s management, with the participation of its chief executive officer and chief financial officer, Messrs. Gao Zhentao and Hu Gang, respectively evaluated the effectiveness of the Company’s disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports, such as this 10-K, that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.   Based on that evaluation, Messrs. Gao and Hu concluded that because of the significant deficiency in internal control over financial reporting as described below, the Company’s disclosure controls and procedures were not effective as of December 31, 2008.

(b)	Management’s report on internal control over financial reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting.   The Company’s internal control system was designed to provide reasonable assurance to its management and Board of Directors regarding the preparation and fair presentation of financial statements, and includes those policies and procedures:-

(i)	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of its assets;
(ii)
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that its receipts and expenditures are being made only in accordance with the authorization of the Company’s management and directors; and

(iii)
Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

In making its assessment of internal control over financial reporting, the management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework .

Pursuant to Rule 15d-15 of the Exchange Act, the Company’s management, with the participation of its chief executive officer and chief financial officer, Messrs. Gao Zhentao and Hu Gang, respectively evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008.  Based on this evaluation, the Company’s management concluded that as of December 31, 2008, the Company’s internal controls over financial reporting were not effective.

Management had concluded, as of December 31, 2008, that material weaknesses existed with respect to compliance with Section 402 of the Sarbanes-Oxley Act.  As of December 31, 2008, the Company advanced money to four related parties with a total outstanding amount in excess of $3.7 million, of which, the Company advanced over $3.5 million to one related party, Shandong Yuhe Food Group Co., Ltd.

In order to correct the foregoing material weakness, the Company has taken or is taking the following remediation measures:-

•
The Company will no longer make payments to any related parties that would be classified as a loan and will reduce the outstanding amount from Shandong Yuhe Food Group Co., Ltd. and other related parties;

•	The Company is in the process of arranging necessary training for its accounting department staff;
•	The Company is in the process of engaging external professional accounting or consultancy firms to assist it in the preparation of the US GAAP accounts;
•
The Company has committed to the establishment of effective internal audit functions; however, due to the scarcity of qualified candidates with extensive experiences in U.S. GAAP reporting and accounting in the region, the Company was not able to hire sufficient internal audit resources before the end of its reporting period.  However, the Company will increase its search for qualified candidates with assistance from recruiters and through referrals;

•
The Company has allocated significant financial and human resources to strengthen the internal control structure.  As part of its efforts to comply with Section 404 of the Sarbanes-Oxley Act for fiscal year 2009, the Company has been actively working with external consultants to assess its data collection, financial reporting, and control procedures and to strengthen its internal controls over financial reporting.

The Company believes that the foregoing steps will remediate the material weakness identified above, and the Company will continue to monitor the effectiveness of these steps and make any changes that the Company’s management deems appropriate.

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

Date: May 13, 2009

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
Jiang Yingjun
Chief Accounting Officer
(On behalf of the Registrant and as Principal Accounting Officer)
 Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Dated May 13, 2009	/s/ Gao Zhentao
Gao Zhentao
Chief Executive Officer and Director

Dated May 13, 2009	/s/ Hu Gang
Hu Gang
Chief Financial Officer

Dated May 13, 2009	/s/ Gao Zhentao
Gao Zhentao, attorney-in-fact executing on behalf of Peter Li,
Director of the Registrant

Dated May 13, 2009	/s/ Gao Zhentao
Gao Zhentao, attorney-in-fact executing on behalf of Liu Yaojun, Director of the Registrant

Dated May 13, 2009	/s/ Gao Zhentao
Gao Zhentao, attorney-in-fact executing on behalf of Greg Huett,
Director of the Registrant

Dated May 13, 2009	/s/ Han Chengxiang
Han Chengxiang
Director

Exhibit Index
Exhibit Number	Description of Document

24.1	Power of Attorney [Incorporated by reference to Exhibit 24.1 to the registrant’s Annual Report on Form 10-K filed on March 31, 2009]

*31.1	Certification of the Chief Executive Officer pursuant to Rules 13a-14(a) and 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31.2	Certification of the Chief Financial Officer pursuant to Rules 13a-14(a) and 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *Filed herewith