Form 10-Q
period 2009-03-31
YUHE INTERNATIONAL, INC.
filed 2009-05-18
CIK 1047857

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10−Q
(Mark One)
☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2009

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________ to _____________
Commission File Number:   333-83125

YUHE INTERNATIONAL, INC.
(Exact name of Registrant as Specified in its Charter)

Nevada	33-0215298
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification. No.)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐   No  ☒

The number of shares outstanding of each of the issuer’s classes of common equity, as of March 31, 2009 is as follows:
Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	15,722,180

PART I
FINANCIAL INFORMATION

ITEM 1. CONDENSED FINANCIAL STATEMENTS.

YUHE INTERNATIONAL, INC.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008

YUHE INTERNATIONAL, INC.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008

Index to condensed consolidated financial statements

Page
Condensed Consolidated Balance Sheets - unaudited	F-3
Condensed Consolidated Statements of Income and Comprehensive Income - unaudited	F-4
Condensed Consolidated Statements of Cash Flows - unaudited	F-5
Notes to the Condensed Consolidated Financial Statements	F-6 – F-23
Pro Forma Consolidated Financial Statements - unaudited	F-24– F26

Weifang Yuhe Poultry Co., Ltd:
Condensed Consolidated Financial Statements - unaudited -for the period from January 1, 2008 to January 31, 2008	F-27

YUHE INTERNATIONAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(Stated in US Dollars)
	March 31,	December 31,
	2009	2008
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$18,091,979	$13,412,205
Accounts receivable, net of allowances of $18,845 and $18,845	904	902
Inventories	7,076,604	6,644,961
Advances to suppliers	4,521,030	4,472,509

Total current assets	29,690,517	24,530,577

Plant and equipment, net	26,751,684	27,112,276
Deposits paid for acquisition of long term assets	2,219,243	2,280,988
Notes receivable, net and other receivable, net	103,228	74,720
Unlisted investments held for sale	299,804	299,427
Intangible assets, net	2,897,034	2,909,752
Due from related companies	3,669,798	3,706,589
Deferred expenses	596,287	604,973

Total assets	$66,227,595	$61,519,302

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,661,377	$4,606,055
Current portion of long term loans	292,158	1,356,832
Other payables	1,225,619	937,535
Accrued expenses and payroll related liabilities	2,000,062	2,125,587
Advances from customers	725,807	673,528
Loan from director	292,158	291,792
Other liabilities	286,107	285,132
Due to related companies	491,095	210,633

Total current liabilities	10,974,383	10,487,094

Non-current liabilities
Long-term loans	10,488,489	9,410,289

Total liabilities	21,462,872	19,897,383

Commitments and contingencies (Note 19)

Stockholders' Equity
Common stock at $.001 par value; authorized 500,000,000 shares authorized, 15,722,178 equivalent shares issued and outstanding	15,722	15,722
Additional paid-in capital	30,123,728	29,944,016
Retained earnings	13,437,493	10,522,673
Accumulated other comprehensive income	1,187,780	1,139,508

Total stockholders’ equity	44,764,723	41,621,919

Total liabilities and stockholders’ equity	$66,227,595	$61,519,302

See accompanying notes to unaudited condensed consolidated financial statements

YUHE INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND
COMPREHENSIVE INCOME- (UNAUDITED)

(Stated in US Dollars)

	For The Three Months Ended
	March 31
	2009	2008

Net revenue	$10,914,390	$1,103,551

Cost of revenue	(6,852,353)	(874,707)

Gross profit	4,062,037	228,844

Operating Expenses

Selling expenses	(92,940)	(48,540)
General and administrative expenses	(743,990)	(260,969)

Total operating expenses	(836,930)	(309,509)

Income (loss) from operations	3,225,107	(80,665)

Non-operating income (expenses)

Bad debts recovery	-	13,145
Interest income	96	158
Other income	15,509	5,900
Interest expenses	(325,427)	(180,474)
Other expenses	(465)	(30,545)

Total other income (expenses)	(310,287)	(191,816)

Net income (loss) before income taxes	2,914,820	(272,481)
Income taxes	-	-

Net income (loss)	$2,914,820	$(272,481)

Other comprehensive income
Foreign currency translation	48,272	417,921

Comprehensive income	$2,963,092	$145,440

Earnings (Loss) per share
Basic	$0.19	$(0.03)
Diluted	$0.19	$(0.03)

Weighted average shares outstanding
Basic	15,722,178	10,146,353
Diluted	15,722,178	10,146,353

See accompanying notes to unaudited condensed consolidated financial statements

YUHE INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - (UNAUDITED)
(Stated in US Dollars)
	For The Three Months Ended
	March 31
	2009	2008

Net cash provided by (used in) operating activities	$4,386,943	$(2,544,215)

Cash flows from investing activities
Deposit paid and acquisition of property, plant and equipment	(41,133)	(248,616)
Advance to notes receivable	(335)	(11,036,697)
Acquisition of subsidiaries	-	(10,567,946)
Proceeds received from related parties receivables	41,442	-
Advance to related companies	-	(208,458)

Net cash used in investing activities	(26)	(22,061,717)

Cash flows from financing activities
Proceeds from loan payable	-	778,870
Proceeds from related party payable	275,336	1,285,168
Capital contribution by shareholder	-	12,149,750
Proceeds from common stock sale - net of offering costs	-	12,205,586

Net cash flows provided by financing activities:	275,336	26,419,374

Effect of foreign currency translation on cash	17,521	124,985

Net increase in cash	4,679,774	1,938,427

Cash- beginning of period	13,412,205	1,050,168

Cash- end of period	$18,091,979	$2,988,595

Cash paid during the period for:
Interest paid	$357,632	$181,474
Income taxes paid	$-	$-

Non-cash investing activities:
Transfer of construction in progress to fixed assets	$1,831,131	$-

See accompanying notes to unaudited condensed consolidated financial statements

YUHE INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of presentation

The interim condensed consolidated financial statements included herein, presented in accordance with United States generally accepted accounting principles and stated in US dollars, have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these interim condensed consolidated financial statements be read in conjunction with the financial statements of the Company for the year ended December 31, 2008 and notes thereto included in the Form 10K of Yuhe International, Inc. (Formerly known as First Growth Investors, Inc.) filed on March 31, 2009. The Company follows the same accounting policies in the preparation of interim reports.

Results of operations for the interim periods are not indicative of annual results.

2.	Organization and Nature of Business

Yuhe International, Inc.

Yuhe International, Inc., formerly known as First Growth Investors, Inc., “Yuhe” or “the Company” was originally organized under the laws of the State of Nevada on September 9, 1997. The Company was not presently engaged in any business activities and had no operations, income producing assets or significant operating capital. At December 31, 2007, the Company was at development stage until its business combination with Bright Stand on March 12, 2008.

YUHE INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2.	Organization and Nature of Business - continued

On March 12, 2008, the Company completed a reverse acquisition transaction with Bright Stand International Limited, “Bright Stand”, and Kunio Yamamoto, a Japanese person and the sole former shareholder of Bright Stand.

This share exchange transaction resulted in Bright Stand’s former shareholder obtaining a majority voting interest in the Company. Generally accepted accounting principles require that the company whose shareholders retain the majority interest in a combined business be treated as the acquirer for accounting purposes, resulting in a reverse acquisition with Bright Stand as the accounting acquirer and Yuhe International Inc. as the acquired party. Accordingly, the share exchange transaction has been accounted for as a recapitalization of the Company. The equity section of the accompanying financial statements has been restated to reflect the recapitalization of the Company due to the reverse acquisition as of the first day of the first period presented. The assets and liabilities acquired that, for accounting purposes, were deemed to have been acquired by Bright Stand were not significant.

Bright Stand International Limited, “Bright Stand”

On August 3, 2007, Bright Stand International Limited, “Bright Stand” was incorporated with limited liability in the British Virgin Islands. On January 31, 2008, Bright Stand International Limited completed the acquisition (note 4) of 100% common stock of Weifang Yuhe Poultry Co., Limited “PRC Yuhe” and 43.75% of Weifang Taihong Feed Co., Ltd., “Taihong”. As a result, Bright Stand owned 100% of PRC Yuhe and owned 43.75% direct interest of Taihong and 56.25% indirect interest of Taihong through PRC Yuhe. PRC Yuhe and Taihong became the wholly-owned subsidiaries of Bright Stand.

Weifang Yuhe Poultry Co., Ltd., “PRC Yuhe”

Weifang Yuhe Poultry Co., Ltd., “PRC Yuhe”, was established in Weifang, Shandong of the People’s Republic of China, the “PRC”, as a limited company on March 8, 1996. PRC Yuhe is a supplier of day-old chickens raised for meat production, or broilers, in the People’s Republic of China.

YUHE INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2.	Organization and Nature of Business - continued

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

3.	Principles of consolidation

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

YUHE INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

4.	Basic and diluted earnings per share

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

Basic and diluted earnings per share are the same as there was no dilutive effect of the warrants and stock options for the three months ended March 31, 2009 and 2008.

5.	Recent accounting pronouncements

No new accounting pronouncements, applicable to the Company, have been issued.

6.	Acquisition of subsidiaries

On January 31, 2008, Bright Stand acquired 100% common stock of Weifang Yuhe Poultry Co., Limited for $11,306,522, (RMB 81,450,000) and 43.75% of Weifang Taihong Feed Co., Ltd for $312,530, (RMB 2,244,000) and total amount was $11,619,052.

The following table presents the unaudited results of operations of the Company as if the Yuhe acquisitions had been consummated as of January 1, 2008 and the results are shown for the three months ended March 31, 2008 includes certain pro forma adjustments, including depreciation and amortization on the assets acquired, and other adjustments.

YUHE INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

6.	Acquisition of subsidiaries - continued

For the three months ended March 31,
2008
(Pro forma)

Revenues	$2,594,880
Net income (loss)	$(130,947)

Earnings (loss) per share
Basic	$(0.01)
Diluted	$(0.01)

Weighted average shares outstanding
Basic	10,146,353
Diluted	10,146,353

7.	Inventories

Inventories consist of the following:

	March 31	December 31
	2009	2008
	(unaudited)
Raw materials	$5,599,714	$5,281,429
Work in progress	1,414,267	1,272,217
Finished goods	62,623	91,315

	$7,076,604	$6,644,961

8.	Unlisted investments

Unlisted investments at March 31, 2009 represent the 3% investments in Hanting Rural Credit Cooperative, “Hanting” recorded at cost.  For the three months period ended March 31, 2009, the Company recorded $15,509 and $0 as income from unlisted investment for dividends received from Hanting.  Management of the Company has reviewed the investment in Hanting for impairment and determined there is no indication that the carrying amount of Hanting may not be recoverable.

YUHE INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

9.	Plant and equipment, net

Plant and equipment consists of the following:

	March 31,	December 31,
	2009	2008
	(unaudited)
At cost
Buildings	$16,218,259	$14,951,197
Machinery	5,758,782	5,064,593
Motor vehicles	119,937	119,786
Furniture and equipment	83,240	82,815

	22,180,218	20,218,391
Less: accumulated depreciation	(2,172,215)	(1,678,071)

	20,008,003	18,540,320
Construction in progress	6,743,681	8,571,956

	$26,751,684	$27,112,276

During the three months ended March 31, 2009, depreciation expenses amounted to $500,545 among which $444,333 and $56,212 were recorded as cost of sales and administrative expense, respectively.

During the three months ended March 31, 2008, depreciation expenses amounted to $244,464 among which $169,311 and $75,153 were recorded as cost of sales and administrative expense, respectively.

Capitalized interest expense included in construction in progress totaled $0 and $437,221 for the three months ended March 31, 2009 and for the year ended December 31, 2008, respectively.

As of March 31, 2009, buildings and machinery of the Company with net book value of $14,145,897 were pledged as collateral under certain loan arrangements.

YUHE INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

10.	Intangible assets, net

Intangible assets consist of the following:

	March 31,	December 31,
	2009	2008
	(unaudited)
Land use rights, at cost	$2,973,445	$2,969,714
Less: accumulated amortization	(76,411)	(59,962)

	$2,897,034	$2,909,752

As of March 31, 2009, land use rights of the Group were pledged as collateral under certain loan arrangements.

During the three months ended March 31, 2009 and 2008, amortization expenses included in the cost of sales were $16,371 and $10,414 respectively.

The estimated aggregate amortization expenses for the land use right for the five succeeding years are as follows:

Year
Remainder of 2009	$49,113
2010	65,484
2011	65,484
2012	65,484
2013	65,484
thereafter	$2,585,985

2,897,034

11.	Due to related companies

	March 31,	December 31,
	2009	2008
	(unaudited)
Weifang Hexing Breeding Co., Ltd. "Weifang Hexing" - Gao Zhentao, a director of the Company is also a director of Weifang Hexing	$480,521	$185,885

Others	10,574	24,748

	$491,095	$210,633

The amounts due to related companies are unsecured, interest free and have no fixed repayment date.  These loans are used for working capital purposes.

YUHE INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

12.	Due from related companies

	March 31,	December 31,
	2009	2008
	(unaudited)

Hexing Green Agriculture Co., Ltd., "Hexing Green", - Mr. Gao Zhentao, a director of the Company is also a director of Hexing Green	$75,849	$75,754

Shandong Yuhe Food Co., Ltd, "Yuhe Group"- Mr. Gao Zhentao, a director of the Company is also a director of Yuhe Group	3,543,603	3,580,553

Shandong Yuhe New Agriculture of Sciences, "Shandong Yuhe"- Mr. Gao Zhentao, a director of the Company is also a director of Shandong Yuhe	50,320	50,257

Weifang Jiaweike Food Co., Ltd, "Weifang Jiaweike" - Mr. Gao Zhentao, a director of the Company is also a director of Weifang Jiaweike	26	25

	$3,669,798	$3,706,589

The amounts due from related companies are unsecured, interest free and have no fixed repayment date.

YUHE INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

13.	Long-term loans

The long-term loans are denominated in Chinese Renminbi and are presented in US dollars as follows:

	March 31,	December 31,
	2009	2008
	(unaudited)
Loans from Nansun Rural Credit, interest rate at7.56% to 13.82% per annum, $292,158 due on December 9, 2009, remaining balance due on March 10, May 17, May 28 and Nov 29, 2010	$8,764,754	8,753,757
Loan from Shuangyang Rural Credit, interest rate at 9.83% per annum, due on October 13, 2010	949,515	948,324
Loan from Hanting Kaiyuan Rural Credit Cooperative, interest rate at 7.56% per annum, due on January 7, 2011	1,066,378	-
Loan from Hanting Kaiyuan Rural Credit Cooperative, interest rate at 11.09% per annum, due from November 28, 2008 to January 10, 2009	-	1,065,040

	10,780,647	10,767,121
Less: current portion of long-term loans	(292,158)	(1,356,832)

	$10,488,489	9,410,289

Future maturities of long-term loans as at March 31, 2009 are as follows:

March 31,
2009
2009	$292,158
2010	9,422,111
2011	1,066,378

$10,780,647

YUHE INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
14.	Income tax

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

Until March 31, 2009, the directors considered that the Company had no uncertain tax positions which affected its consolidated financial position and results of operations or cash flow, and will continue to evaluate for the uncertain position in future. There are no estimated interest costs and penalties provided in the Company’s financial statements for the year ended March 31, 2009.

The Company uses the asset and liability method, where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes. Taihong has a net operating loss carry forward and resulted in deferred tax asset of $2,445 as of March 31, 2009.  Taihong has been experiencing net loss before income taxes, management does not expect Taihong to generate net income before taxes in the future as its business is to supply feed to PRC Yuhe.  As such, a full valuation allowance of $2,445 is recorded against the deferred tax asset.

YUHE INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

14.	Income tax - continued

The provision for income taxes consists of the following:

	For The Three Months Ended
	March 31,
	2009	2008
	(unaudited)	(unaudited)
Current tax
- PRC	-	-
- Change in deferred tax asset	2,445	60,204
- Change in valuation allowance	(2,445)	(60,204)

	-	-

All of the Company’s income (loss) before income taxes is from PRC sources. Actual income tax expenses reported in the consolidated statements of income and comprehensive income differ from the amounts computed by applying the PRC statutory income tax rate of 25% for the fiscal year of 2009 and 2008 respectively to income (loss) before income taxes for the three months ended March 31, 2009 and 2008 for the following reasons:

	For The Three Months Ended
	March 31,
	2009	2008
	(unaudited)	(unaudited)
Income (loss) before income taxes	$2,914,820	$(272,481)

Computed “expected” income tax expense at 25%	728,705	68,120
Tax effect on net taxable temporary differences	2,445	-
Effect of cumulative tax losses	92,445	-
Effect of tax holiday	(823,595)	(68,120)

	$-	$-

YUHE INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

15.	Fair value of financial instruments

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

16.	Stock options

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

On the same date, the Company granted to three independent directors of the Company an option to purchase 77,717 shares of the Company’s common stock at an exercise price of $3.708 per share for the 3 year’s employment. The options shall vest with respect to 33.3% of the total number of shares purchasable upon exercise thereof one year after the grant date and 33.3% on the second and third anniversary of the grant date, the directors will be fully vested in the option by that date and shall cease to vest if the three independent directors cease to be independent directors of the Company for any reason.

The options granted to the CFO and the three independent directors will expire on the fifth anniversary of the grant date and cease to vest if they cease to be the CFO or independent directors of the company for any reason.

As at March 31, 2009, the total number of stock options outstanding was 383,151 shares.  The Company recognizes compensation expense, net of estimated forfeitures, over the requisite service period, which is the period during which the grantee is required to provide services in exchange for the award.  The Company has elected to recognize compensation cost for awards with only a service condition that has a graded vesting schedule on a straight-line basis over the requisite service period for the entire award.

YUHE INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

16.	Stock options– continued

The Company uses the Black-Scholes option pricing model to calculate the grant-date fair value of an award, with the following assumptions: no dividend yield, expected volatility of 109.40%, and a risk-free interest rate of 3.00%. In determining volatility of the Company’s options, the Company used the average volatility of the Company’s stock. Fair value per the Black-Scholes model is $2,186,499. In accordance with SFAS No. 123R, the Company has recorded stock-based compensation expense during the three months ended March 31, 2009 of $179,712 in connection with the issuance of this option.

The weighted average grant date fair value of options granted was $5.71 per share.  The weighted average exercise price of these options was $3.708 per share.  The total number of stock options outstanding as at March 31, 2009 and December 31, 2008 was 383,151 shares.

17.	Earnings per share

Basic earnings per share is computed on the basis of the weighted average number of shares of common stock outstanding during the period.  Diluted earnings per share is computed on the basis of the weighted average number of shares of common stock plus the effect of dilutive potential common shares outstanding during the period.  The following table sets forth the computation of basic and diluted net income per share:

	For The Three Months Ended
	March 31,
	2009	2008
	(unaudited)	(unaudited)

Net income attributable to the common stockholders	$2,914,820	$(272,481)

Weighted average outstanding shares of common stock	15,722,178	10,146,353
Dilutive effect of options, warrants, and contingently issuable shares	-	-

Common stock and common stock equivalents	15,722,178	10,146,353

Earnings per share:
Basic	$0.19	$(0.03)
Diluted	$0.19	$(0.03)

YUHE INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

18.	Business and geographical segments

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

YUHE INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

18.	Business and geographical segments - continued

Reportable Segments

	For the three months ended March 31, 2009			For the three months ended March 31, 2008			For the three months ended March 31
	Production of chicks	Production of feeds	Corporate	Production of chicks	Production of feeds	Corporate	Total
							2009	2008

External revenue	$10,827,844	$86,546	$-	$1,028,997	$74,554	$-	$10,914,390	$1,103,551
Intersegment revenue	-	2,405,913	-	-	1,296,335	-	2,405,913	1,296,335
Interest income	89	7	-	157	1	-	96	158
Interest expense	(115,401)	(210,026)	-	(77,640)	(102,834)	-	(325,427)	(180,474)
Depreciation and amortization	(484,725)	(32,192)	-	(234,408)	(20,470)	-	(516,917)	(254,878)
Net profit/(loss) after tax	3,294,380	(9,782)	(369,778)	(241,973)	(28,801)	(1,707)	2,914,820	(272,481)

Expenditures for long-lived assets	482,916	60,463	-	248,081	535	-	543,379	248,616

Note: Intersegment revenue of $2,405,913 was eliminated in consolidation.

The Company’s operations are located in the PRC. All revenue is from customers in the PRC.  All of the company’s assets are located in the PRC. Accordingly, no analysis of the Company’s sales and assets by geographical market is presented.

YUHE INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

19.	Commitments and contingencies

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

Remainder of Year ending December 31,

2009	$67,511
2010	90,014
2011	90,014
2012	90,014
2013	90,014
Thereafter	1,488,252

Total minimum lease payments	1,915,819

During the three months ended March 31, 2009 and 2008, rental expenses were $28,595 and $21,705 respectively.

Construction of Breeding Farm No. 1
On August 15, 2008, PRC Yuhe completed construction work and facilities to set up the southern farm of breeding farm No 1.  On August 30, 2008, PRC Yuhe purchased 100,000 sets of parent breeders and began to feed.  By the end of December 2008, PRC Yuhe has spent RMB 29 million, approximately equivalent to $4.5 million, to build breeding farm No 1.  The breeding farm can be split into the southern and the northern regions.  PRC Yuhe looks forward to completing the northern farm construction work and facilities to set up by July in 2009; and beginning to breed parent broilers in the northern region by the end of 2009.  The residual scheduled payment is RMB 6 million, equivalent to $0.9 million, for the building and facilities; and RMB 4.9 million, approximately equivalent to $0.75 million, in machinery.  The capacity of the northern factory is 140,000 sets of parent broilers

Construction of Breeding Farm No. 2, 3, 5, 6, and 7
On December 6, 2008, PRC Yuhe entered into a construction agreement with a contractor to build and renovate five of its breeding farms for a total consideration of RMB2.6 million, approximately equivalent to $379,000. The construction is estimated to be completed at June 2009.

YUHE INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

19.	Commitments and contingencies - continued

Construction of Steel Structural Surface for Hatchery No. 3
On December 10, 2008, PRC Yuhe entered into a construction agreement with a contractor to build the steel structure for its hatchery farm No. 3 for a total consideration of RMB3.9 million, approximately equivalent to $564,000. The construction is estimated to be completed at June 2009.

20.	Equipment Leasing and Rental Arrangement

On November 11, 2008, PRC Yuhe entered into equipment leasing agreement and property rental agreement, collectively, the “Agreements”, with Shandong Nongbiao Purina Feed Co., Ltd., “Shandong Nongbiao Purina”. Shandong Nongbiao Purina will construct a feed production facility on a property leased from PRC Yuhe and become the exclusive feed supplier for PRC Yuhe. Pursuant to the terms and conditions of the Agreements, Shandong Nongbiao Purina will lease certain equipment for feed production from, and install them at the premises owned by PRC Yuhe. The lease term for both the equipment leasing agreement and property rental agreement is 10 years. After completion of the feed production facility, the lease term will commence on the date that the production begins.  Shandong Nongbiao Purina shall pay to PRC Yuhe an annual rental payment for the leased land, premises and facilities of RMB 1,500,000, approximately equivalent to $219,000. The rent payable by Shandong Nongbiao Purina under the rental agreement will be offset against the prepaid equipment rental costs of RMB10,000,000, approximately equivalent to $1,459,000.  As at March 31, 2009, Shandong Nongbiao Purina advanced USD249,795 (RMB1,710,000) to PRC Yuhe as rental payment and was recorded as advances from customers.

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

YUHE INTERNATIONAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

21.	Make Good Escrow Agreements

According to the Consolidated Statements of Income and Comprehensive Income of the Company in its Form 10-K for the fiscal year ended December 31, 2008 filed by the Company with the Securities and Exchange Commission on March 31, 2009, the Company’s After Tax Net Income for the fiscal year ended December 31, 2008 was reported as $10,524,885, which has exceeded the 2008 Guaranteed After Tax Net Income, as agreed in the Make Good Escrow Agreements described below.

The Company entered into a Make Good Escrow Agreement, dated March 12, 2008, with Mr. Kunio Yamamoto, the “Make Good Pledgor”, Tri-State Title & Escrow, LLC, Roth Capital Partners LLC, “Roth Capital” and each of the investors in the private offering of securities of the Company.  The Company is working with Roth Capital in connection with the release of 1,679,992 shares of common stock, the 2008 Make Good Shares, to Mr. Kunio Yamamoto, the Make Good Pledgor.

The Company entered into a separate Make Good Escrow Agreement, dated March 12, 2008, with Mr. Kunio Yamamoto, the “Make Good Pledgor”, Interwest Transfer Company, Inc., the “Escrow Agent”, and HFG International Limited, “HFG”.  HFG has executed a Form of Release to release 235,196 shares of the Company’s common stock to Mr. Kunio Yamamoto, the Make Good Pledgor.  On or about April 27, 2009, 235,196 shares of the Company’s common stock were released by HFG to Mr. Kunio Yamamoto.

YUHE INTERNATIONAL, INC.

UNAUDITED PRO FORMA CONSOLIDATED FINANCIAL STATEMENTS

YUHE INTERNATIONAL, INC.

UNAUDITED PRO FORMA CONSOLIDATED FINANCIAL STATEMENTS

Basis of Presentation

On March 12, 2008, Yuhe International, Inc. entered into a Share Exchange Agreement with Bright Stand International Limited and its stockholders, pursuant to which Yuhe International, Inc. acquired all of the issued and outstanding capital stock of Bright Stand International Limited in exchange for a total of 8,626,236 shares of our common stock, constituting 56% shares of Yuhe International, Inc. issued and outstanding common stock at the time of the merger agreement, $0.001 par value per share.

Yuhe International, Inc. completed the acquisition of Bright Stand International Limited pursuant to the Merger Agreement, in March 2008. The acquisition was accounted for as a reverse merger effected by a share exchange, wherein Bright Stand International Limited is considered the acquirer for accounting and financial reporting purposes.

The unaudited pro forma consolidated statement of operations reflects the results of operations of the company had the merger occurred on January 1, 2008. The pro forma consolidated statements of operations were prepared as if the transactions were consummated on January 1, 2008. These pro forma consolidated statements of operations have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which actually would have resulted had the transaction occurred on the date indicated and are not necessarily indicative of the results that may be expected in the future.

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

YUHE INTERNATIONAL, INC.
UNAUDITED PRO FORMA CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2008

For the three months ended March 31, 2008

Net revenues	$2,594,880
Cost of revenue	(2,212,145)
Gross profit	382,735

Operating expenses
Selling	(77,537)
General and administrative expenses	(383,664)
Total operating expenses	(461,201)

Income from operations	(78,466)

Non-operating income (expense)
Bad debts recovery (expense)	233,038
Interest income	163
Other income	11,504
Interest expenses	(266,641)
Other expenses	(30,545)
Total other income (expenses)	(52,481)

Net Income before income tax	(130,947)
Income Tax	-
Net income	(130,947)

Earnings per share
Basic	$(0.01)
Diluted	$-

Weighted average shares outstanding
Basic	10,146,353
Diluted	-

WEIFANG YUHE POULTRY CO., LTD
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD FROM JANUARY 1, 2008 TO JANUARY 31, 2008
(Stated in US dollars)

WEIFANG YUHE POULTRY CO., LTD

Page

Condensed Consolidated Balance Sheet – unaudited	F-29 to F-30

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) – unaudited	F-31

Condensed Consolidated Statements of Cash Flows – unaudited	F-32 to F-33

Notes to Condensed Consolidated Financial Statements – unaudited	F-34 to F-48

WEIFANG YUHE POULTRY CO., LTD

CONDENSED CONSOLIDATED BALANCE SHEET – unaudited
AS AT JANUARY 31, 2008
(Stated in US Dollars)

ASSETS
Current assets
Cash and cash equivalents	$1,051,106
Accounts receivable	1,475
Inventories	4,624,425
Advances to suppliers	305,013

Total current assets	$5,982,019
Deposits paid	1,084,265
Other receivables, net	3,001,699
Unlisted investments	279,738
Plant and equipment, net	15,323,245
Intangible assets, net	2,832,869
Due from related companies	3,775,469
Due from directors	233,037
Deferred expenses	602,918
Total assets	$33,115,259

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable	$4,800,665
Current portion of long-term loans	4,383,951
Loans payable	1,770,862
Payroll and payroll related liabilities	545,565
Accrued expenses	473,020
Advances from customers	209,694
Tax payables	125,645
Due to related companies	320,913
Total current liabilities	$12,630,315

See accompanying notes to condensed consolidated financial statements

WEIFANG YUHE POULTRY CO., LTD

CONDENSED CONSOLIDATED BALANCE SHEET – unaudited (Continued)
AS AT JANUARY 31, 2008
(Stated in US Dollars)

Long-term liabilities
Long-term loans	6,165,365
Total liabilities	$18,795,680

Commitments and contingencies (Note 18)

EQUITY
Weifang Yuhe Poultry Co., stockholders' equity:
Registered capital	3,019,003
Additional paid-in-capital	7,009,523
Retained earnings	3,058,878
Accumulated other comprehensive income	953,409

Total Weifang Yuhe Poultry Co., stockholders' equity:	14,040,813

Noncontrolling interest	278,766
Total equity	14,319,579

Total liabilities and equity	$33,115,259

See accompanying notes to condensed consolidated financial statements

WEIFANG YUHE POULTRY CO., LTD

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE INCOME (LOSS) – unaudited
FOR THE PERIOD FROM JANUARY 1, 2008 TO JANUARY 31, 2008
(Stated in US Dollars)

Net revenues	$1,491,329
Cost of revenues	(1,337,438)

Gross profit	153,891
Operating expenses:
Selling expenses	(28,997)
General and administrative expenses	(122,695)
Total operating expenses	(151,692)
Income from operations	2,199
Bad debts recovery	219,893
Other income	5,604
Interest income	5
Interest expenses	(86,167)

Income before income taxes	141,534

Income taxes	-

Net income	141,534
Less: Net income attributable to the noncontrolling interest	(73,398)
Net income attributable to Weifang Yuhe Poultry Co., Ltd	$68,136

Net income	$141,534
Other comprehensive income
Foreign currency translation adjustment	201,390
Comprehensive income	342,924
Comprehensive income attributable to the noncontrolling interest	(88,108)
Comprehensive income attributable to Weifang Yuhe Poultry Co., Ltd	$254,816

See accompanying notes to condensed consolidated financial statements

WEIFANG YUHE POULTRY CO., LTD

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE PERIOD FROM JANUARY 1, 2008 TO JANUARY 31, 2008 – unaudited
(Stated in US Dollars)

Cash flows from operating activities
Net income attributable to Weifang Yuhe Poultry Co., Ltd	$68,136
Adjustments to reconcile net income to net cash used in operating activities
Depreciation	121,213
Amortization	5,200
Income attributable to noncontrolling interest	73,398
Change in assets and liabilities
Advances to suppliers	212,910
Prepaid expenses	64,556
Deposits paid	111,147
Inventories	(607,144)
Deferred expenses	(41,232)
Accounts payable	(768,683)
Payroll and payroll related liabilities	(304,784)
Accrued expenses	104,606
Advances from customers	15,465
Other tax payables	(9,266)

Net cash used in operating activities	$(954,478)

Cash flows from investing activities
Deposits paid and acquisition of property, plant & equipment	$(206,700)
Decrease in other receivables	(238,310)
Advances from related parties receivables	2,321,943
Net cash provided by investing activities	$1,876,933

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

Weifang Yuhe Poultry Co., Ltd (“the Company”) was established in Weifang, Shandong of the People’s Republic of China (the PRC) as a limited company on March 8, 1996. The Company currently operates through itself and one subsidiary located in Mainland China: Weifang Taihong Feed Co., Ltd. (Taihong).

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

Name of Company	Place & date of Incorporation	Attributable Equity Interest %	Registered Capital
Weifang Taihong Feed Co., Ltd.	PRC/May 26 2003	56.25	$965,379	(RMB8,000,000 )

(c)	Use of estimates

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

(r)	Noncontrolling interest

Noncontrolling interest refers to the 43.75% investment by third parties in the equity of Taihong and are not held by the Company.

(s)	Foreign currency translation

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

WEIFANG YUHE POULTRY CO., LTD
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

3.	Inventories

Inventories consist of the following:

Raw materials	$706,405
Work in progress	3,870,136
Finished goods	47,884
$4,624,425

4.	Other receivables, net

Other receivables, net consist of the following:

Loan receivables	$3,234,413
Other receivables	230,459
Less: Allowances	(463,173)

$3,001,699

Other receivables are unsecured, interest free and have no fixed repayment date.

Recovery of bad debts of other receivable for the period ended January 31 2008 included in other income $219,893.

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

WEIFANG YUHE POULTRY CO., LTD
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

7.	Intangible assets, net

Intangible assets consist of the following:

Land use rights, at cost	$3,117,798
Less: accumulated amortization	284,929
$2,832,869

As of January 31, 2008, land use rights of the Group were pledged as collateral under certain loan arrangements.

Amortization expense included in the cost of revenues during the period from January 1, 2008 to January 31, 2008 was $5,200.

8.	Due from related companies

Hefeng Green Agriculture Co., Ltd - Mr. Gao Zhentao, the director of the company is also the director	$72,263
Shandong Yuhe Food Group Co., Ltd - Mr. Gao Zhentao, the director of the company is also the director	3,653,930
Shandong Yuhe New Agriculture Academy of Sciences - Mr. Gao Zhentao, the director of the company is also the director	49,251
Weifang Jiaweike Food Co., Ltd - Mr. Gao Zhentao, the director of the company is also the director	25
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

11.	Due to related companies

Weifang Hexing Breeding Co., Ltd - Mr. Gao Zhentao, the director of the company is also the director	$301,965
Shandong Yuhe Food Group Co., Ltd - Mr. Gao Zhentao, the director of the company is also the director	18,948
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

13.	Long-term liabilities

The long-term liabilities are denominated in Chinese Renminbi and are presented in US dollars as follows:

Loans from Nansun Rural Credit, interest rate at 9.22% to 10.51% per annum, due from Nov 28, 08 to May 17, 10	$8,350,383

Loans from Shuangyang Rural Credit interest rate at 9.33% per annum, due on Oct 12, 08	904,625

Loans from Hanting Kaiyuan Rural Credit Cooperative, interest rate at 9.22% to 13.31% per annum, due from Nov 28, 08 to Jan 10, 09	1,015,963

Loans from Hanting Rural Credit Cooperative, interest rate at 8.19% per annum, due from Nov 8, 09	278,345

10,549,316
Less: current portion of long-term liabilities	(4,383,951)
6,165,365

Future maturities of long-term loans as at January 31, 2008 are as follows:

Remainder of 2008	$4,383,951
2009	2,686,040
2010	3,479,326
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

Reportable Segments

	Production of chick	Production of feed	Total

External revenue	1,443,425	47,904	1,491,329
Intersegment revenue		737,602	737,602
Interest income	5	-	5
Interest expense	(34,819)	(51,348)	(86,167)
Depreciation and amortization	116,071	10,342	126,413
Net profit (loss) after tax	(26,232)	167,766	141,534

Assets
Expenditures for long-lived assets	206,176	524	206,700

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

In January 31, 2008, Bright Stand International Limited, “Bright Stand”, a company incorporated in the British Virgin Islands, acquired 100% equity ownership of the Company and 43.75% equity ownership of Taihong for cash consideration equal to the appraised fair market value of the Company in the amount of $11,306,522, or RMB 81,450,000, and $312,530, or RMB 2,244,000. As a result, the Company and Taihong became wholly-owned subsidiaries of Bright Stand.

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

The Company’s History

The Company has an offshore holding structure commonly used by foreign investors with operations in China. The Company is a Nevada corporation which owns 100% of the securities of Bright Stand International Limited, “Bright Stand”, an international business company incorporated in the British Virgin Islands. Bright Stand directly owns 100% of PRC Yuhe, a wholly foreign-owned enterprise established under the laws of the PRC, and directly owns 43.75% and indirectly owns, through PRC Yuhe, the remaining 56.25% of Taihong, a foreign invested enterprise established under the laws of the PRC.

As of March 31, 2009, Mr. Kunio Yamamoto, Pinnacle Fund, L.P., Pinnacle China Fund L.P., Black River Small Capitalization Fund Ltd., Black River Commodity Select Fund Ltd., Ardsley Partners Fund II, LP and CEDE & Co were the Company’s significant shareholders: Mr. Yamamoto owned 48.7%, Pinnacle Fund, L.P. owned 7.72%, Pinnacle China Fund L.P. owned 7.72%, Black River Small Capitalization Fund Ltd. owned 8.24%, Black River Commodity Select Fund Ltd. owned 6.18%, Ardsley Partners Fund II, LP owned 7.2% and CEDE & Co owned 7.5 % of the total outstanding shares of the Company’s common stock.

The following chart depicts the Company’s organizational structure:

The Company did not become engaged in the day-old broiler business until March 12, 2008. Effective March 12, 2008, the Company closed an Exchange Agreement with Bright Stand and Kunio Yamamoto, a citizen of Japan, the sole former shareholder of Bright Stand. Pursuant to the terms of the Exchange Agreement, the Company acquired all of the outstanding capital stock of Bright Stand from Mr. Yamamoto in exchange for 8,626,318 shares of its common stock. At the closing, Bright Stand became the Company’s wholly-owned subsidiary. Immediately following the closing of the Exchange Agreement, Mr. Yamamoto owned 8,626,318 shares of the Company’s common stock.

Upon the closing of the Exchange Agreement, the Company gained operating control over PRC Yuhe and Taihong. PRC Yuhe has been owned by Bright Stand since January 31, 2008. Taihong has been owned by PRC Yuhe and Bright Stand since January 31, 2008. Before the closing of the Exchange Agreement, the Company was known as First Growth Investors, Inc., and was originally formed for the purposes of buying, selling and investing in vintage wines, which was the Company’s business from 1997 through December 31, 2003. The Company had no operations from January 1, 2004 until the closing of the Exchange Agreement.

Effective April 4, 2008, the Company amended its articles of incorporation to change its name from “First Growth Investors, Inc.” to “Yuhe International, Inc.”, and effect a 1-for-14.70596492 reverse stock split of its common stock. The Company’s Board of Directors and shareholders approved the name change and the reverse stock split pursuant to the Nevada Revised Statutes. The name change became effective with NASDAQ’s Over-the-Counter Bulletin Board at the opening for trading on April 7, 2008, under the new stock symbol of “YUII.OB”.  All references to common stock in this filing are to post-split shares as if the reverse stock split was effective as of the beginning of the first period presented.

On April 20, 2008, the Company appointed CCG Elite Investor Relations as its investor relations firm effective on May 1, 2008. On June 13, 2008, the Company appointed three independent directors and one non-independent director to its board of directors and formed an audit committee, compensation committee and nomination committee under its board of directors.

The Company’s Business Operations

The Company’s business is part of the commercial broiler supply chain.

Day-old broilers are one-day-old broilers that are sold to broiler raisers. Day-old broilers sold by the Company’s wholly owned subsidiary, PRC Yuhe, are its primary source of revenue.

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

Results of Operations

The Company has consolidated the results of PRC Yuhe and Taihong into its Consolidated Financial Statements from January 1, 2009 to March 31, 2009 and February 1, 2008 to March 31, 2008. For comparative purposes, the Company has provided a pro forma Consolidated Statement of Operations from January 1, 2008 to March 31, 2008, (please refer to F-24–F-26), to provide comparable presentation to its reported results for the three months ended March 31, 2009 and 2008. The Company believes that providing this pro forma financial statement as if it had consolidated PRC Yuhe and Taihong as of January 1, 2008 may assist investors in assessing performance between periods and in developing expectations of future performance.

	All amounts,	As a	All amounts,	As a	Increase/	Increase/	All amounts,	As a	Increase/	Increase/
	other than	percentage of	other than	percentage of	(Decrease)	(Decrease)	other than	percentage of	(Decrease)	(Decrease)
	percentage, in	net revenues	percentage, in	net revenues	Dollar ($)	Percentage	percentage, in	net revenues	Dollar ($)	Percentage
	U.S. dollars		U.S. dollars				U.S. dollars
	For the three	For the three	For the three	For the three	For the three	For the three	For the three	For the three	For the three	For the three
	months ended	months ended	months ended	months ended	months ended	months ended	months ended	months ended	months ended	months ended
	March 31	March 31	March 31	March 31	March 31	March 31	March 31	March 31	March 31	March 31
	2009	2009	2008	2008	2009	2009	2008	2008	2009	2009
			(Pro forma)	(Pro forma)			(As reported)	(As reported)

Sales revenue	10,914,390	100.00%	2,594,880	100.00%	8,319,510	320.61%	1,103,551	100.00%	9,810,839	889.02%

Costs of goods sold	6,852,353	62.78%	2,212,145	85.25%	4,640,208	209.76%	874,707	79.26%	5,977,646	683.39%

Gross profit	4,062,037	37.22%	382,735	14.75%	3,679,302	961.32%	228,844	20.74%	3,833,193	1,675.02%
Selling expenses	92,940	0.85%	77,537	2.99%	15,403	19.87%	48,540	4.40%	44,400	91.47%
General and administrative expenses	743,990	6.82%	383,664	14.79%	360,326	93.92%	260,969	23.65%	483,021	185.09%
Operating (loss) income	3,225,107	29.55%	(78,466)	-3.02%	3,303,573	-4,210.20%	(80,665)	-7.31%	3,305,772	-4,098.15%

Bad debts recovery	-	-	233,038	-	(233,038)	-100.00%	13,145	-	(13,145)	-100.00%
Interest income	96	0.00%	163	0.01%	(67)	-41.10%	158	0.01%	(62)	-39.24%
Other income	15,509	0.14%	11,504	0.44%	4,005	34.81%	5,900	0.53%	9,609	-162.86%

Interest expenses	325,427	2.98%	266,641	10.28%	58,786	22.05%	180,474	16.35%	144,953	80.32%

Other expenses	465	0.00%	30,545	1.18%	(30,080)	-98.48%	30,545	2.77%	(30,080)	-98.48%
Income taxes	-	-	-	-	-	-	-	-	-	-

Net income (loss)	2,914,820	26.71%	(130,947)	-5.05%	3,045,767	-2,325.95%	(272,481)	-24.69%	3,187,301	-1,169.73%

Net revenue. Sales revenue increased by $8.3 million, or 321%, from $2.6 million for the three months ended March 31, 2008 to $10.91 million for the three months ended March 31, 2009. The increase was driven by the increase in sales volume of 18.3 million day-old broilers, or 381%, from 4.8 million birds for the three months ended March 31, 2008 to 23.1 million birds for the three months ended March 31, 2009. The increase in sales volume was partially offset by a decrease in selling price. The selling price of day-old broilers decreased from 3.27 RMB per bird for the three months ended March 31, 2008 to approximately 2.99 RMB, or 8.5%, per bird for the three months ended March 31, 2009. The increase in sales volume was the result of expansion in production capacity as well as the increase of parent breeders volume at the end of 2008.

Sales of retired breeder stocks increased by $0.39 million, or 175%, from $0.24 million for the three months ended March 31, 2008 to $0.61 million for the three months ended March 31, 2009. There are two reasons for this sales growth, the first is the significant increase in the volume of parent breeders at the end of 2008. The second reason is the old age of certain breeder stock, whose productivity has decreased.

Sales of eggs amount increased by $57,000, or 138%, from $41,000 for the three months ended March 31, 2008 to $98,000 for the three months ended March 31, 2009. This increase is in line with the growth of the day-old broiler sales volume.

Since almost all the products of Taihong were supplied to its parent, PRC Yuhe, revenue contributed from Taihong’s external sales is $89,000, or 0.8%, of the Company’s total revenues for the three months ended March 31, 2009.

Cost of revenues. The Company’s cost of revenues increased by $4.6 million, or 210%, from $2.2 million for the three months ended March 31, 2008 to $6.85 million for the three months ended March 31, 2009. The main reason for the increase in the cost of revenues was the increase in sales volume. As a percentage of net revenues, the cost of revenues decreased by 22%, from 85% for the three months ended March 31, 2008, to 62% for the three months ended March 31, 2009. The decrease in cost of revenues as a percentage of net revenues was mainly due to the low productivity leading to the unit cost increase in the first quarter of year 2008. However, it returned to the normal productivity level for the three months ended March 31, 2009.

Gross profits. The Company’s gross profit increased by $3.68 million from $0.38 million for the three months ended March 31, 2008 to $4.06 million for the three months ended March 31, 2009. Gross profit as a percentage of net revenues was approximately 37.22% for the three months ended March 31, 2009, as compared to 14.75% for the three months ended March 31, 2008. The increase was mainly attributable to the Company reaching a normal productivity level in 2009 compared with lower productivity level in 2008.

General and administrative expenses. The general and administrative expenses increased by $360,000, or 94%, from $384,000 for the three months ended March 31, 2008 to $744,000 in the three months ended March 31, 2009, The increase in general and administrative expenses was mainly due to the public company related expense for the three months ended March 31, 2009. The general and administrative expenses comprised mainly of public company related expenses of $370,000, representing 50% of total general and administrative expenses, human resources and related expenses of $101,000, representing 14% of total general and administrative expenses, transportation costs of $14,000, representing 2% of total general and administrative expenses, facilities and utility expenses of $101,000, representing 14% of total general and administrative expense, travel expenses of $106,000, representing 14% of total general and administrative expenses.

Selling Expenses. The Company’s selling expenses increased by $15,000, or 20%, from $78,000 for the three months ended March 31, 2008 to $93,000 for the three months ended March 31, 2009. Selling expenses comprised mainly of packaging and transportation expenses of $55,000, representing 59% of total selling expenses, human resources and related expenses of $17,000, representing 18% of total selling expenses, and travel and office expenses of $14,000, representing 15% of total selling expense. The increase in selling expenses was primarily due to the increase in sales volume. Selling expenses as a percentage of revenues is 0.85% in the three months ended March 31, 2009, compared to 2.99% in the three months ended March 31, 2008. The proportion of the increase of the sales volume is significantly greater than the increase in the selling expenses and also there are some items which are fixed overhead costs, such as human resources and related expenses which are not directly varied with the change in sales volume. Therefore, it resulted in 2.14% decreased in percentage of revenues compared with the first quarter of 2008.

Interest expense. Interest expense increased by $59,000, or 22.1%, from $267,000 for the three months ended March 31, 2008 to $326,000 for the three months ended March 31, 2009. Interest expense consisted primarily of interest on bank loans. The increase was mainly due to the interest rate in the first quarter of year 2009 is higher than that in the same period of 2008.

Other income. Other income amounted to $16,000 for the three months ended March 31, 2009. It represented dividend income from the unlisted investment held for sale in Hanting Rural Credit Cooperative.

Provision for Income Taxes. The PRC government announced the exemption of income taxes on poultry producers, effective as of January 1, 2008.

The corporate income tax rate for the Company’s subsidiary Taihong is 25%. There is no provision for income tax because Taihong has a net operating loss carry forward which resulted in a deferred tax asset of $62,649 as of March 31, 2009. Taihong historically experiences net losses before income taxes, and management does not expect Taihong to generate net income before taxes in the future as its business is to supply feed to PRC Yuhe. As such, a full valuation allowance of $62,649 is recorded against the deferred tax asset.

Net profit. Net profit increased by $3.04 million from loss of $131,000 for the three months ended March 31, 2008 to $2.91 million for the three months ended March 31, 2009, as a result of the factors described above.

Liquidity and Capital Resources

The Company expects that its strong positive working capital of $18.70 million as of March 31, 2009 will meet its foreseeable working capital needs for the next 12 months from the date of this report.

General

As of March 31, 2009, the Company had cash and cash equivalents of approximately $18.1 million. The following table provides detailed information about the Company’s net cash flow for the three months ended March 31, 2009.

Three months ended March 31, 2009
Net cash provided by operating activities	$4,386,943
Net cash used in investing activities	(26)
Net cash provided by financing activities	275,336
Effect of foreign currency translation on cash	17,521
Net cash inflow	4,679,774
Cash at beginning of period	13,412,205
Cash at end of period	$18,091,979

Operating Activities. Net cash provided by operating activities was $4.39 million for the three months ended March 31, 2009. Net cash provided by operating activities was primarily attributable from the net income of $2.91 million and an increase of $1 million of accounts payable for the ordinary course of purchase for the three months ended March 31, 2009.

Investing Activities. Net cash used in investing activities for the three months ended March 31, 2009 was $26. Net cash used in investing activities was mainly due to the payment of deposits and acquisition of property, plant and equipment of $41, 000 and it was off set by the proceeds received from related parties’ receivables of 41,000.

Financing Activities. Net cash provided by investing activities for the three months ended March 31, 2009 was $275,000. Net cash provided by investing activities was mainly due to the proceeds from the loan of $275,000 from related parties.

Loan Facilities

As at March 31, 2009, maturities of the Company’s bank loans are as follows:

As at March 31,
2009	$292,158
2010	9,422,111
2011	1,066,378

$10,780,647

All amounts, other than percentages, are in U.S. dollars

Type	Contracting party	Valid period	Duration	Amount
Bank loan	Hanting Kaiyuan Rural Credit Cooperative	July 7, 2009-Jan 7, 2011	18 months	$1,066,378
Bank loan	Nansun Rural Credit	Nov 28,2008-Nov 28, 2010	24 months	4,820,615
Bank loan	Nansun Rural Credit	Dec 10, 2007-Dec 9, 2009	24 months	292,158
Bank loan	Nansun Rural Credit	May 17, 2008-May 17, 2010	36 months	3,651,981
Bank loan	Shuangyang Rural Credit	Oct 16,2008 -Oct 13, 2010	24 months	949,515
Total				$10,780,647

The Company has loan facilities from three institutions and the following are the material terms of such bank loans

Loan from Hanting Kaiyuan Rural Credit Cooperative:

On July 8, 2009, PRC Yuhe renewed the loan agreement with Hanting Kaiyuan Rural Credit Cooperative. Pursuant to the loan agreement, Hanting Kaiyuan Rural Credit Cooperative loaned PRC Yuhe $1,066,378 at an interest rate of 7.56% per annum. PRC Yuhe is obligated under such loan agreement to pay interest monthly and repay the loan on its maturity date, January 7, 2011. PRC Yuhe uses the loan to finance the purchase of raw materials. The loan is secured by the plant and equipment of PRC Yuhe with a net book of $1,162,199 as of March 31, 2009.

Loans from Nansun Rural Credit:

PRC Yuhe renewed four loan agreements with Nansun Rural Credit on November 28 2008.  The interest rate for the loan agreements is 13.82% per annum for the renewed bank loan contract, compared to the original rate of 9.21%, which enjoyed the support of government. The total amount of these four bank loans is $4,820,615.

The other four loans with an outstanding balance of $3,651,981 from Nansun Rural Credit have an interest rate reduced from 12.1% to 8.64% due to the interest rate adjustment by the Chinese government.

The last bank loan from Nansun Rural Credit with an outstanding balance of $292,158 was engaged in Oct, 2007, with an interest rate reduced from 10.46% to 7.56% per annum.

The loans are used for financing of working capital. All loans are secured by the land use right and building of PRC Yuhe and Taihong with a net book value of $11,982,757 as of March 31, 2009.

Loan from Shuangyang Rural Credit:

Taihong renewed the loan agreements with Shuangyang Rural Credit on October 16, 2008, amounting to $949,515. The interest rate for the loans is 9.83% per annum for the renewed bank loan agreements, compared with an original rate of 10.51%. Taihong is obligated under such loan agreements to pay interest monthly and repay the loans on their maturity date, October 13, 2010. The loans are secured by the plant and equipment of Taihong with a net book value of $1,000,942 as of March 31, 2009.

Due to related companies:

As of March 31, 2009, the Company has $480,521 due to Weifang Hexing Breeding Co., Ltd., a company for which Mr. Gao Zhentao serves as a director.  The amounts due to this related company are unsecured, interest free and have no fixed repayment date.  These loans are used for working capital purposes.

Obligations Under Material Contracts

Below is a table setting forth the Company’s material contractual obligations as of March 31, 2009:

	Payment due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-Term Debt Obligations	$10,780,647	$292,158	$10,488,489	-	-
Due to Related Companies	$489,887	$489,887	-	-	-
Operating Lease Obligations	$1,915,819	$67,511	$90,014	$90,014	$1,668,280
Capital Lease Obligations	-	-	-	-	-
Purchase Obligations	$889,717	$889,717	-	-	-
Other Long-Term Liabilities Reflected on the Registrant’s Balance Sheet under GAAP	-	-	-	-	-
Total	$14,076,070	$1,739,273	$10,578,503	$90,014	$1,668,280

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

●
Notes receivable – Notes receivable are stated at the original principal amount less an allowance for any uncollectible amounts. Management provides for an allowance when collection of the full amount is no longer probable by establishing an allowance equivalent to 30% of gross amount of notes receivable due over 6 months and 60% of gross amount of notes receivables due over 1 year. Full provision will be made for notes receivable due over 2 years.

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

The fair values of all assets and liabilities do not differ materially from their carrying amounts. None of the financial instruments held are derivative financial instruments and none were acquired or held for trading purposes during the years ended March 31, 2009 and December 31, 2008.

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

Seasonality

The Company’s business has been subject to material seasonal variations in operations for the normal life cycle of 66 weeks of the breeder stock. Breeder stock produced eggs at their mature stage, around weeks 28 - 60 and therefore, the Company’s business will have seasonal variation on the early and aged stage of the breeder stock. In addition, the Company normally raised a new batch of breeder stock after the aged breeder stock retires and is sold. This impact of seasonality can be resolved when the Company expands its batches of breeder stocks.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for a smaller reporting company.

ITEM 4. CONTROLS AND PROCEDURES

The Company’s management, with the participation of its chief executive officer and chief financial officer, Messrs. Gao Zhentao and Hu Gang, respectively evaluated the effectiveness of its disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports, such as this 10-Q, that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. The company’s disclosure controls and procedures are designed to provide reasonable assurance of achieving its objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, Messrs. Gao and Hu concluded that because of the significant deficiency in internal control over financial reporting described below, the Company’s disclosure controls and procedures were not effective as of March 31, 2009.

Management had concluded, as of March 31, 2009, that material weaknesses existed with respect to compliance with Section 402 of the Sarbanes-Oxley Act.  As of March 31, 2009, the Company advanced money to four related parties with a total outstanding amount in excess of $3.6 million, of which, the Company advanced over $3.5 million to one related party, Shandong Yuhe Food Group Co., Ltd.

There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation performed that occurred during the quarter covered by this report that has materially affected or is reasonably likely to materially affect, its internal control over financial reporting.

PART II
OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, the Company may become involved in various lawsuits and legal proceedings that arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm its business.

To the Company’s knowledge, no director, officer or affiliate of the Company, and no owner of record or beneficial owner of more than five percent, 5%, of the Company’ securities, or any associate of any such director, officer or security holder is a party adverse to the Company or has a material interest adverse to the Company in reference to pending litigation.

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors previously discussed in the Company’s Post-Effective Amendment No. 1 to the Registration Statement filed with the Securities and Exchange Commission on April 22, 2009.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Since January 1, 2005, the Company has issued unregistered securities to a limited number of accredited investors as described below:

(1)   On November 16, 2007, the Company issued 951,996 shares of its common stock to Halter Financial Investments, L.P., an accredited inventor, for aggregate proceeds of $425,000. The issuance and sales of these securities were deemed to be exempt from registration pursuant to Section 4(2) of the Securities Act. The Company declared and paid a special cash dividend of $3.088 per share, to its shareholders on November 19, 2007. Halter Financial Investments, L.P. did not participate in such dividend. The dividend was payable to shareholders of record on November 15, 2007. The dividend payment date was November 19, 2007. The dividend was payable to the Company’ shareholders who held 135,999 shares of its common stock and resulted in a total dividend distribution of $420,000. The funds for the dividend came from the $425,000 proceeds received from the sale of common stock to Halter Financial Investments, L.P.

(2)   On March 12, 2008 in connection with transactions related to the acquisition of Bright Stand International Limited, the Company issued 8,626,318 shares of its common stock to Kunio Yamamoto, an accredited investor. The issuance and sales of these securities were deemed to be exempt from registration pursuant to Section 4(2) of the Securities Act.

(3)   On March 12, 2008 the Company issued 5,829,018 shares of its common stock to twenty-five accredited investors for aggregate proceeds of approximately $18,000,000. The issuance and sales of these securities were deemed to be exempt from registration pursuant to Rule 506 under the Securities Act. The Company plans to use part of the proceeds to build new chicken farm and purchase new equipment for the expansion of the Company’s production capacity.

(4) On October 27, 2008, the Company issued 178,848 new shares to Roth Capital Partners, LLC based on their cashless exercise of 333,198 warrants issued to it as compensation for their services as co-placement agent. The issuance of these securities was deemed to be exempt from registration pursuant to Section 4(2) of the Securities Act.

There were no underwritten offerings employed in connection with any of the transactions set forth above.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

None.

ITEM 5. OTHER INFORMATION

Make Good Escrow Agreements

According to the Consolidated Statements of Income and Comprehensive Income of the Company in its Form 10-K for the fiscal year ended December 31, 2008 filed by the Company with the Securities and Exchange Commission on March 31, 2009, the Company’s After Tax Net Income for the fiscal year ended December 31, 2008 was reported as $10,524,885, which has exceeded the 2008 Guaranteed After Tax Net Income, as agreed in the Make Good Escrow Agreements described below.

The Company entered into a Make Good Escrow Agreement, dated March 12, 2008, with Mr. Kunio Yamamoto, the “Make Good Pledgor”, Tri-State Title & Escrow, LLC, Roth Capital Partners LLC, “Roth Capital” and each of the investors in the private offering of securities of the Company.  The Company is working with Roth Capital in connection with the release of 1,679,992 shares of common stock, the 2008 Make Good Shares, to Mr. Kunio Yamamoto, the Make Good Pledgor.

The Company entered into a separate Make Good Escrow Agreement, dated March 12, 2008, with Mr. Kunio Yamamoto, the “Make Good Pledgor”, Interwest Transfer Company, Inc., the “Escrow Agent”, and HFG International Limited, “HFG”.  HFG has executed a Form of Release to release 235,196 shares of the Company’s common stock to Mr. Kunio Yamamoto, the Make Good Pledgor.  On or about April 27, 2009, 235,196 shares of the Company’s common stock were released by HFG to Mr. Kunio Yamamoto.

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

DATED: May 15, 2009

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