Form 10-K/A
period 2008-12-31
YUHE INTERNATIONAL, INC.
filed 2009-06-03
CIK 1047857

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 3)

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

EXPLANATORY NOTE

This Amendment No. 3 on Form 10-K/A, the “Amendment”, amends the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, as filed with the Securities and Exchange Commission, the “SEC”, on March 31, 2009, as amended by the Company’s Form 10K/A No. 1 and No. 2, as filed with the SEC on April 22, 2009 and May 13, 2009 respectively, the “Original Filing”, and  is being filed for the sole purpose to include a further revised Item 9A of Part II discussing the Company’s (i) disclosure controls and procedures and (ii) internal control over financial reporting.

In connection with the filing of this Amendment No. 3, and as required by Rule 12b-15 of the Securities Exchange Act of 1934, the Company is also filing as exhibits to this Amendment the certifications pursuant to Rule 13a-14(a). Because no financial statements are contained within this Amendment, the Company is not including those parts of the Rule 13a-14(a) certifications pertaining to financial statements and is not including certifications pursuant to Rule 13a-14(b) (18 U.S.C. §1350).

This Amendment No. 3 to the Original Filing is solely for the purpose described above.  The Company has not revised, modified or updated any other disclosures that were presented in the Original Filing, unless such revisions, modification or updates were expressly set forth herein.  This Amendment No. 3 does not reflect any events that may have occurred subsequent to the Original Filing.  All other information not affected by this Amendment No. 3 remains unchanged and reflects the disclosure made at the time of the filing of the Original Filing.

ITEM 9A. CONTROLS AND PROCEDURES

(a)	Disclosure controls and procedures

The Company’s disclosure controls and procedures are designed to provide reasonable assurance of achieving the Company’s objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

The Company’s management, with the participation of its chief executive officer and chief financial officer, Messrs. Gao Zhentao and Hu Gang, respectively evaluated the effectiveness of the Company’s disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports, such as this 10-K, that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.   Based on that evaluation, Messrs. Gao and Hu concluded that because of the existence of certain related party loans in violation of Section 402 of the Sarbanes-Oxley Act of 2002 contributed to in part by a lack of review and approval of these related party loans by independent directors constituting a significant deficiency in internal control over financial reporting, the Company’s disclosure controls and procedures were not effective as of December 31, 2008.

(b)	Management’s report on internal control over financial reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control system was designed to provide reasonable assurance to its management and Board of Directors regarding the preparation and fair presentation of financial statements, and includes those policies and procedures which:-

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

Pursuant to Rule 15d-15 of the Exchange Act, the Company’s management, with the participation of its chief executive officer and chief financial officer, Messrs. Gao Zhentao and Hu Gang, respectively, evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008.  Based on this evaluation, the Company’s management concluded that as of December 31, 2008, the Company’s internal controls over financial reporting were not effective.

Management had concluded, as of December 31, 2008, that a material weakness existed with respect to compliance with Section 402 of the Sarbanes-Oxley Act of 2002.  As of December 31, 2008, the Company advanced money to four related parties with a total outstanding amount in excess of $3.7 million, of which, the Company advanced over $3.5 million to one related party, Shandong Yuhe Food Group Co., Ltd.  The Company has concluded that the above loans are prohibited transactions under Section 402 of the Sarbanes-Oxley Act of 2002, but not because of any improper accounting of such loans.

In order to address the foregoing material weakness, the Company has taken or is taking the following remedial measures:-

•
The Company will no longer make payments to any related parties that would be classified as a loan and will collect the outstanding amount from Shandong Yuhe Food Group Co., Ltd. and other related parties; and

•
The Company’s independent directors will undertake a thorough review of the Company’s internal controls and procedures with the intention of expanding and formalizing its policies and procedures to avoid future violations of the Sarbanes-Oxley Act of 2002, and other applicable laws, rules and regulations, including controls and procedures for reviewing  the making and extension of any related party loan in the future.

The Company believes that the foregoing steps will remediate the material weakness identified above, and the Company will continue to monitor the effectiveness of these steps and make any changes that the Company’s management deems appropriate.

Separately, the Company has determined to adopt the measures set forth below to generally improve its corporate governance and oversight.  The measures set forth below are not necessarily related to, or in response to, the material weakness identified above:-

•	The Company is in the process of arranging necessary training for its accounting department staff;
•	The Company is in the process of engaging external professional accounting or consultancy firms to assist it in the preparation of the US GAAP accounts;
•
The Company has committed to the establishment of effective internal audit functions; however, due to the scarcity of qualified candidates with extensive experiences in U.S. GAAP reporting and accounting in the region, the Company was not able to hire sufficient internal audit resources before the end of its reporting period.  However, the Company will increase its search for qualified candidates with assistance from recruiters and through referrals; and

•
The Company has allocated significant financial and human resources to strengthen the internal control structure.  As part of its efforts to comply with Section 404 of the Sarbanes-Oxley Act of 2002 for fiscal year 2009, the Company has been actively working with external consultants to assess its data collection, financial reporting, and control procedures and to strengthen its internal controls over financial reporting.

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

Date: June 3, 2009

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
Jiang Yingjun
Chief Accounting Officer
(On behalf of the Registrant and as Principal Accounting Officer)
 Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Dated June 3, 2009	/s/ Gao Zhentao
Gao Zhentao
Chief Executive Officer and Director

Dated June 3, 2009	/s/ Hu Gang
Hu Gang
Chief Financial Officer

Dated June 3, 2009	/s/ Gao Zhentao
Gao Zhentao, attorney-in-fact executing on behalf of Peter Li, Director of the Registrant

Dated June 3, 2009	/s/ Gao Zhentao
Gao Zhentao, attorney-in-fact executing on behalf of Liu Yaojun, Director of the Registrant

Dated June 3, 2009	/s/ Gao Zhentao
Gao Zhentao, attorney-in-fact executing on behalf Greg Huett,
Director of the Registrant

Dated June 3, 2009	/s/ Han Chengxiang
Han Chengxiang
Director

Exhibit Index
Exhibit Number	Description of Document

24.1	Power of Attorney [Incorporated by reference to Exhibit 24.1 to the registrant’s Annual Report on Form 10-K filed on March 31, 2009]
*31.1	Certification of the Chief Executive Officer pursuant to Rules 13a-14(a) and 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31.2	Certification of the Chief Financial Officer pursuant to Rules 13a-14(a) and 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *Filed herewith