Form 10-Q
period 2009-06-30
YUHE INTERNATIONAL, INC.
filed 2009-08-14
CIK 1047857

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10−Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2009

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

The number of shares outstanding of each of the issuer’s classes of common equity, as of June 30, 2009 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	15,722,180

PART I
FINANCIAL INFORMATION

ITEM 1. CONDENSED FINANCIAL STATEMENTS.

Index to Financial Statements

Page
Financial Statements

Condensed Consolidated Financial Statements for the Period from January 1, 2008 to January 31, 2008 for Weifang Yuhe Poultry Co., Ltd.	F-1 - F-23

Condensed Consolidated Financial Statements for the Three and Six Months Ended June 30, 2009 and 2008 for Yuhe International, Inc.	F-24 - F-50

Unaudited Pro Forma Consolidated Financial Statements for Yuhe International, Inc.	F-51 - F-53

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
$2,832,869

As of January 31, 2008, land use rights of the Group were pledged as collateral under certain loan arrangements.

Amortization expense included in the cost of revenues during the period from January 1, 2008 to January 31, 2008 was $5,200.

8.      Due from related companies

Hefeng Green Agriculture Co., Ltd, “Hefeng Green ” - Mr. Gao Zhentao, a director of the Company is also a director of Hefeng Green	$72,263
Shandong Yuhe Food Group Co., Ltd, “Yuhe Group” - Mr. Gao Zhentao, a director of the Company is also a directorof Yuhe Group	3,653,930
Shandong Yuhe New Agriculture Academy of Sciences, “Shandong Yuhe” - Mr. Gao Zhentao, a director of the Company is also a director of Shandong Yuhe	49,251
Weifang Jiaweike Food Co., Ltd, “Weifang Jiaweike” - Mr. Gao Zhentao, a director of the Company is also a director of Weifang Jiaweike	25
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
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2009 AND 2008

YUHE INTERNATIONAL, INC.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2009 AND 2008

Index to condensed consolidated financial statements

Page
Condensed Consolidated Balance Sheets – unaudited	F-26
Condensed Consolidated Statements of Income and Comprehensive Income – unaudited	F-27
Condensed Consolidated Statements of Cash Flows – unaudited	F-28 - F-29
Notes to Unaudited Condensed Consolidated Financial Statements	F-30 - F-50

YUHE INTERNATIONAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(Stated in US Dollars)

	June 30,	December 31,
	2009	2008
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$17,289,486	$13,412,205
Accounts receivable, net of allowances of $18,847 and $18,845	978	902
Inventories	6,454,753	6,644,961
Advances to suppliers	1,138,701	661,138

Total current assets	24,883,918	20,719,206

Plant and equipment, net	26,831,096	27,112,276
Deposits paid for acquisition of long term assets	10,084,023	6,092,359
Notes receivable, net and other receivable, net	126,664	74,720
Unlisted investments held for sale	299,839	299,427
Intangible assets, net	2,880,997	2,909,752
Due from related companies	3,855,886	3,706,589
Deferred expenses	576,354	604,973

Total assets	$69,538,777	$61,519,302

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,624,394	$4,606,055
Current portion of long term loans	8,327,489	1,356,832
Other payables	1,193,021	937,535
Accrued expenses and payroll related liabilities	2,472,085	2,125,587
Advances from customers	1,262,500	673,528
Loan from director	292,193	291,792
Other liabilities	294,609	285,132
Due to related companies	575,837	210,633

Total current liabilities	20,042,128	10,487,094

Non-current liabilities
Long-term loans	2,454,418	9,410,289

Total liabilities	22,496,546	19,897,383

Commitments and contingencies

Stockholders' Equity
Common stock at $.001 par value; 500,000,000 shares authorized, 15,722,180 shares issued and outstanding	15,722	15,722
Additional paid-in capital	30,305,437	29,944,016
Retained earnings	15,529,486	10,522,673
Accumulated other comprehensive income	1,191,586	1,139,508

Total stockholders’ equity	47,042,231	41,621,919

Total liabilities and stockholders’ equity	$69,538,777	$61,519,302

See accompanying notes to unaudited condensed consolidated financial statements

YUHE INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE
INCOME- (UNAUDITED)
(Stated in US Dollars)

	For The Six Months Ended		For The Three Months Ended
	June 30		June 30
	2009	2008	2009	2008

Net revenue	$20,748,763	$6,708,482	$9,834,373	$5,604,931

Cost of revenue	(13,883,779)	(4,643,247)	(7,031,426)	(3,768,540)

Gross profit	6,864,984	2,065,235	2,802,947	1,836,391

Operating Expenses

Selling expenses	(201,596)	(144,831)	(108,656)	(96,291)
General and administrative expenses	(1,379,237)	(719,211)	(635,247)	(457,961)

Total operating expenses	(1,580,833)	(864,042)	(743,903)	(554,252)

Income from operations	5,284,151	1,201,193	2,059,044	1,282,139

Non-operating income (expenses)

Bad debts recovery	-	86,915	-	73,770
Interest income	141	4,455	45	4,297
Other income	5,126	5,900	5,126	-
Gain on disposal of fixed assets	27,778	87,588	27,778	87,588
Investment income	15,509	6,074	-	6,074
Interest expenses	(325,427)	(443,120)	-	(262,646)
Other expenses	(465)	(56,342)	-	(26,078)

Total other (expenses)	(277,338)	(308,530)	32,949	(116,995)

Net income before income taxes	5,006,813	892,663	2,091,993	1,165,144
Income taxes	-	-	-	-

Net income	$5,006,813	$892,663	$2,091,993	$1,165,144

Other comprehensive income
Foreign currency translation	52,078	1,068,750	3,806	650,829
Comprehensive income	$5,058,891	$1,961,413	$2,095,799	$1,815,973

Earnings per share
Basic	$0.32	$0.07	$0.13	$0.07
Diluted	$0.32	$0.07	$0.13	$0.07

Weighted average shares outstanding
Basic	15,722,180	12,844,935	15,722,180	15,543,330
Diluted	15,722,180	13,039,395	15,722,180	15,868,739

See accompanying notes to unaudited condensed consolidated financial statements

YUHE INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS - (UNAUDITED)
(Stated in US Dollars)

	For The Six Months Ended
	June 30
	2009	2008
Cash flows from operating activities
Net income	$5,006,813	$892,663
Adjustments to reconcile net income to net cash used in operating activities:
Stock based compensation	361,421	33,946
Depreciation	1,027,465	621,912
Amortization	32,759	26,497
Bad debts recovery	-	(86,915)
Gain on disposal of fixed assets	(27,778)	(87,588)
Income from unlisted investment	-	(6,074)
Changes in operating assets and liabilities:
Accounts receivable	(75)	(2,359)
Advances to suppliers	(526,528)	(301,750)
Inventories	199,889	(4,350,914)
Deferred expenses	29,459	(37,339)
Accounts payable	1,011,712	(699,260)
Other payable	254,103	(370,416)
Payroll and payroll related liabilities	(32,432)	10,926
Accrued expenses	376,532	(574,584)
Advances from customers	588,416	(29,814)
Other taxes payable	9,090	9,386

Net cash provided by (used in) operating activities	8,310,846	(4,951,683)

Cash flows from investing activities
Deposit paid and acquisition of property, plant and equipment	(4,673,695)	(11,394,809)
Advance to notes receivable	(23,602)	(3,432,604)
Proceeds from disposal of fixed assets	27,778	118,216
Acquisition of subsidiaries	-	(10,567,946)
Advance to related companies	(144,350)	(34,185)

Net cash (used in) investing activities	(4,813,869)	(25,311,328)

Cash flows from financing activities
Proceeds from loan payable	-	1,300,726
Proceeds from related party payable	360,094	1,106,240
Capital contribution by shareholder	-	12,149,750
Proceeds from common stock sale - net of offering costs	-	15,359,523

Net cash flows provided by financing activities:	360,094	29,916,239

Effect of foreign currency translation on cash and cash equivalents	20,210	142,169

Net increase (decrease) in cash	3,877,281	(204,603)

(Continued)

YUHE INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS - (UNAUDITED)
(Stated in US Dollars)

(Continued)

Cash- beginning of period	13,412,205	1,050,168

Cash- end of period	$17,289,486	$845,565

Cash paid during the period for:
Interest paid	$448,487	$885,005
Income taxes paid	$-	$-

Non-cash investing activities:
Transfer of construction in progress to fixed assets	$1,831,131	$-

See accompanying notes to unaudited condensed consolidated financial statements

YUHE INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of presentation

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

The accompanying financial statements are presented in United States dollars. The functional currency of the Company and Bright Stand is US$ and the functional currency of PRC Yuhe and Taihong is Renminbi (RMB).  The financial statements of PRC Yuhe and Taihong are translated into United States dollars from RMB at year-end exchange rates as to assets and liabilities and average exchange rates as to revenues and expenses. Capital accounts are translated at their historical exchange rates when the capital transactions occurred.

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

Diluted earning per share is based on the assumption that all dilutive options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options are assumed to be exercised at the time of issuance, and as if funds obtained thereby were used to purchase common stock at the average market price during the period.

Basic and diluted earnings per share are the same as there was no dilutive effect of the warrants and stock options for the three and six months ended June 30, 2009 and 2008.

5.	Recent accounting pronouncements

In May 2009, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 165, “Subsequent Events,” which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. SFAS No. 165 provides guidance on the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. The Company adopted SFAS No. 165 during the second quarter of 2009, and its application had no impact on the Company’s condensed consolidated financial statements. The Company evaluated subsequent events through the date the accompanying financial statements were issued, which was August 13, 2009.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation (“FIN”) No. 46(R),” which changes how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a reporting entity is required to consolidate another entity is based on, among other things, the other entity’s purpose and design and the reporting entity’s ability to direct the activities of the other entity that most significantly impact the other entity’s economic performance. SFAS No. 167 will require a reporting entity to provide additional disclosures about its involvement with variable interest entities and any significant changes in risk exposure due to that involvement. A reporting entity will be required to disclose how its involvement with a variable interest entity affects the reporting entity’s financial statements. SFAS No. 167 is effective for fiscal years beginning after November 15, 2009, and interim periods within those fiscal years.

Management is currently evaluating the requirements of SFAS No. 167 and the impact on the Company’s condensed consolidated financial statements.

No other new accounting pronouncements, applicable to the Company, have been issued.

6.	Reclassification

Certain reclassifications have been made to December 31, 2008 comparative consolidated balance sheet and the six and three months ended June 30, 2008 comparative condensed consolidated statements of income to conform to the current period presentation.

Reclassification have been made to advances to suppliers and deposits paid for acquisition of long term assets in condensed consolidated balance sheet for December 31, 2008 to conform to the June 30, 2009 condensed consolidated balance sheet presentation.

YUHE INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

7.	Acquisition of subsidiaries

On January 31, 2008, Bright Stand acquired 100% common stock of Weifang Yuhe Poultry Co., Limited for $11,306,522, (RMB 81,450,000) and 43.75% of Weifang Taihong Feed Co., Ltd for $312,530, (RMB 2,244,000) and total amount was $11,619,052.

The following table presents the unaudited results of operations of the Company as if the Yuhe acquisitions had been consummated as of January 1, 2008 and the results are shown for the six months ended June 30, 2008 includes certain pro forma adjustments, including depreciation and amortization on the assets acquired, and other adjustments.

For The Six Months Ended June 30,
2008
(Pro forma)

Revenues	$8,199,811
Net income	$1,034,197

Earnings per share
Basic	$0.08
Diluted	$0.08

Weighted average shares outstanding
Basic	12,126,379
Diluted	12,287,717

YUHE INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

8.	Inventories

Inventories consist of the following:

	June 30	December 31
	2009	2008
	(unaudited)
Raw materials	$5,674,547	$5,281,429
Work in progress	724,147	1,272,217
Finished goods	56,059	91,315

	$6,454,753	$6,644,961

9.	Unlisted investments

Unlisted investments at June 30, 2009 represent the 3% investments in Hanting Rural Credit Cooperative, “Hanting” recorded at cost.  For the six months and three months period ended June 30, 2009, the Company recorded $15,509 and $0, respectively as income from unlisted investment for dividends received from Hanting.  For the six months and three months period ended June 30, 2008, the Company recorded $6,074 as income from unlisted investment for dividends received from Hanting.  Management of the Company has reviewed the investment in Hanting for impairment and determined there is no indication that the carrying amount of Hanting may not be recoverable.

YUHE INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

10.	Plant and equipment, net

Plant and equipment consists of the following:

	June 30,	December 31,
	2009	2008
	(unaudited)
At cost
Buildings	$16,220,155	$14,951,197
Machinery	5,783,622	5,064,593
Motor vehicles	119,951	119,786
Furniture and equipment	227,764	82,815

	22,351,492	20,218,391
Less: accumulated depreciation	(2,699,013)	(1,678,071)

	19,652,479	18,540,320
Construction in progress	$7,178,617	$8,571,956

	$26,831,096	$27,112,276

During the six months ended June 30, 2009, depreciation expenses amounted to $1,027,465 among which $924,404 and $103,061 were recorded as cost of sales and administrative expense, respectively.

During the six months ended June 30, 2008, depreciation expenses amounted to $621,912 among which $488,084 and $133,828 were recorded as cost of sales and administrative expense, respectively.

During the three months ended June 30, 2009, depreciation expenses amounted to $526,920 among which $480,070 and $46,850 were recorded as cost of sales and administrative expense, respectively.

During the three months ended June 30, 2008, depreciation expenses amounted to $377,448 among which $318,773 and $58,675 were recorded as cost of sales and administrative expense, respectively.

Capitalized interest expense included in construction in progress totaled $302,058 and $0 for the six and three months ended June 30, 2009, and $437,221 for the year ended December 31, 2008, respectively.

As of June 30, 2009, buildings and machinery of the Company with net book value of $10,598,855 were pledged as collateral under certain loan arrangements.

YUHE INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

11.	Intangible assets, net

Intangible assets consist of the following:

	June 30,	December 31,
	2009	2008
	(unaudited)
Land use rights, at cost	$2,973,793	$2,969,714
Less: accumulated amortization	(92,796)	(59,962)

	$2,880,997	$2,909,752

As of June 30, 2009, land use rights of the Group were pledged as collateral under certain loan arrangements.

During the six months ended June 30, 2009 and 2008, amortization expenses included in the cost of sales were $32,759 and $26,497 respectively.

During the three months ended June 30, 2009 and 2008, amortization expenses included in the cost of sales were $16,387 and $16,083 respectively.

The estimated aggregate amortization expenses for the land use right for the five succeeding years are as follows:

Year
Remainder of 2009	$32,752
2010	65,504
2011	65,504
2012	65,504
2013	65,504
thereafter	2,586,229

$2,880,997

YUHE INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

12.	Due to related companies

	June 30,	December 31,
	2009	2008
	(unaudited)
Weifang Hexing Breeding Co., Ltd. "Weifang Hexing" - Gao Zhentao, a director of the Company is also a director of Weifang Hexing	$570,227	$185,885

Others	5,610	24,748
	$575,837	$210,633

The amounts due to related companies are unsecured, interest free and have no fixed repayment date.  These loans are used for working capital purposes.

13.	Due from related companies

	June 30,	December 31,
	2009	2008
	(unaudited)

Hexing Green Agriculture Co., Ltd., "Hexing Green", - Mr. Gao Zhentao, a director of the Company is also a director of Hexing Green	$-	$75,754

Shandong Yuhe Food Co., Ltd, "Yuhe Food"- Mr. Gao Zhentao, a director of the Company is also a director of Yuhe Food	3,855,886	3,580,553

Shandong Yuhe New Agriculture of Sciences, "Shandong Yuhe"- Mr. Gao Zhentao, a director of the Company is also a director of Shandong Yuhe	-	50,257

Weifang Jiaweike Food Co., Ltd, "Weifang Jiaweike" - Mr. Gao Zhentao, a director of the Company is also a director of Weifang Jiaweike	-	25

	$3,855,886	$3,706,589

The amounts due from related companies are unsecured, interest free and have no fixed repayment date.

YUHE INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

14.	Long-term loans

The long-term loans are denominated in Chinese Renminbi and are presented in US dollars as follows:

	June 30,	December 31,
	2009	2008
	(unaudited)
Loans from Nansun Rural Credit, interest rate at 7.56% to 13.82% per annum, $292,158 due on December 9, 2009, remaining balance due on March 10, May 17, May 28 and Nov 29, 2010	$8,765,778	8,753,757
Loan from Shuangyang Rural Credit, interest rate at 9.83% per annum, due on October 13, 2010	949,626	948,324
Loan from Hanting Kaiyuan Rural Credit Cooperative, interest rate at 7.56% per annum, due on January 7, 2011	1,066,503	-
Loan from Hanting Kaiyuan Rural Credit Cooperative, interest rate at 11.09% per annum, due from November 28, 2008 to January 10, 2009	-	1,065,040

	10,781,907	10,767,121
Less: current portion of long-term loans	(8,327,489)	(1,356,832)

	$2,454,418	9,410,289

Future maturities of long-term loans as at June 30, 2009 are as follows:

June 30,
2010	$8,327,489
2011	2,454,418

$10,781,907

YUHE INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

15.	Income tax

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

Until June 30, 2009, the directors considered that the Company had no uncertain tax positions which affected its consolidated financial position and results of operations or cash flow, and will continue to evaluate for the uncertain position in future. There are no estimated interest costs and penalties provided in the Company’s financial statements for the year ended June 30, 2009.

The Company uses the asset and liability method, where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes. Taihong has a net operating loss carry forward and resulted in deferred tax asset of $46,271 as of June 30, 2009. Taihong has been experiencing net loss before income taxes, management does not expect the net operating loss of Taihong can be utilized in the future. As such, a full valuation allowance of $46,271 is recorded against the deferred tax asset.

YUHE INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

15.	Income tax - continued

The provision for income taxes consists of the following:

	For The Six Months Ended		For The Three Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Current tax
- PRC	$-	$-	$-	$-
- Change in deferred tax asset	(46,925)	(7,853)	(49,370)	(68,057)
- Change in valuation allowance	46,925	7,853	49,370	68,057

	$-	$-	$-	$-

All of the Company’s income (loss) before income taxes is from PRC sources. Actual income tax expenses reported in the consolidated statements of income and comprehensive income differ from the amounts computed by applying the PRC statutory income tax rate of 25% for the fiscal year of 2009 and 2008 respectively to income (loss) before income taxes for the six and three months ended June 30, 2009 and 2008 for the following reasons:

	For The Six Months Ended		For The Three Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Income before income taxes	$5,006,813	$892,663	$2,091,993	$1,165,144

Computed “expected” income tax expense at 25%	1,251,703	223,165	522,998	291,286
Tax effect on net taxable temporary differences	(46,925)	(7,853)	(49,370)	(2,294)
Effect of cumulative tax losses	177,136	2,329	84,691	1,448
Effect of tax holiday	(1,381,914)	(217,641)	(558,319)	(290,440)

	$-	$-	$-	$-

YUHE INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

16.	Fair value of financial instruments

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

As at June 30, 2009, the total number of stock options outstanding was 383,151 shares.  The Company recognizes compensation expense, net of estimated forfeitures, over the requisite service period, which is the period during which the grantee is required to provide services in exchange for the award.  The Company has elected to recognize compensation cost for awards with only a service condition that has a graded vesting schedule on a straight-line basis over the requisite service period for the entire award.

YUHE INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

17.	Stock options– continued

The Company uses the Black-Scholes option pricing model to calculate the grant-date fair value of an award, with the following assumptions: no dividend yield, expected volatility of 109.40%, and a risk-free interest rate of 3.00%. In determining volatility of the Company’s options, the Company used the average volatility of the Company’s stock. Fair value per the Black-Scholes model is $2,186,499. In accordance with SFAS No. 123R, the Company has recorded stock-based compensation expense during the six months and three months ended June 30, 2009 of $361,421 and $181,709 in connection with the issuance of this option.

The weighted average grant date fair value of options granted was $5.71 per share.  The weighted average exercise price of these options was $3.708 per share.  The total number of stock options outstanding as at June 30, 2009 and December 31, 2008 was 383,151 shares.

18.	Earnings per share

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

	For The Six Months Ended		For The Three Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Net income attributable to the common stockholders	$5,006,813	$892,663	$2,091,993,	$1,165,144

Weighted average outstanding shares of common stock	15,722,180	12,844,935	15,722,180	15,543,330
Dilutive effect of options, warrants, and contingently issuable shares	-	194,460	-	325,409
Common stock and common stock equivalents	15,722,180	13,039,395	15,722,180	15,868,739

Earnings per share:
Basic	$0.32	$0.07	$0.13	$0.07
Diluted	$0.32	$0.07	$0.13	$0.07

YUHE INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

19.	Business and geographical segments

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

YUHE INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

19.	Business and geographical segments - continued

Reportable Segments

	For The Six Months Ended June 30, 2009			For The Six Months Ended June 30, 2008			For The Six Months Ended June 30

	Production of chicks	Production of feeds	Corporate	Production of chicks	Production of feeds	Corporate	Total
							2009	2008

External revenue	$20,602,014	$146,749	$-	$6,515,370	$193,112	$-	$20,748,763	$6,708,482
Intersegment revenue	-	4,590,411	-	-	4,513,783	-	4,590,411	4,513,783
Interest income	134	7	-	323	1	4,131	141	4,455
Interest expense	(115,400)	(210,027)	-	(186,708)	(256,412)	-	(325,427)	(443,120)
Depreciation and amortization	(995,787)	(64,437)	-	(596,627)	(51,782)	-	(1,060,224)	(648,409)
Net profit/(loss) after tax	5,527,658	187,694	(708,538)	904,513	31,411	(43,261)	5,006,813	892,663

Expenditures for long-lived assets	4,804,393	69,490	-	11,885,281	2,054	-	4,873,883	11,887,335

Note: Intersegment revenue of $4,590,411 was eliminated in consolidation.

YUHE INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

19.	Business and geographical segments - continued

	For The Three Months Ended June 30, 2009			For The Three Months Ended June 30, 2008			For The Three Months Ended June 30

	Production of chicks	Production of feeds	Corporate	Production of chicks	Production of feeds	Corporate	Total
							2009	2008

External revenue	$9,774,170	$60,203	$-	$5,486,373	$118,558	$-	$9,834,373	$5,604,931
Intersegment revenue	-	2,184,498	-	-	3,217,448	-	2,184,498	3,217,448
Interest income	45	-	-	166	-	4,131	45	4,297
Interest expense	-	-	-	(109,068)	(153,578)	-	-	(262,646)
Depreciation and amortization	(511,062)	(32,245)	-	(362,219)	(31,312)	-	(543,307)	(393,531)
Net profit/(loss) after tax	2,233,277	197,478	(338,762)	1,146,486	60,212	(41,554)	2,091,993	1,165,144

Expenditures for long-lived assets	4,321,477	9,027	-	11,637,200	1,519	-	4,330,504	11,638,719

Note: Intersegment revenue of $2,184,498 was eliminated in consolidation.

The Company’s operations are located in the PRC. All revenue is from customers in the PRC.  All of the company’s assets are located in the PRC. Accordingly, no analysis of the Company’s sales and assets by geographical market is presented.

YUHE INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

20.	Commitments and contingencies

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

As of June 30,

2009	$45,012
2010	90,025
2011	90,025
2012	90,025
2013	90,025
Thereafter	1,488,426

Total minimum lease payments	1,893,538

During the six months ended June 30, 2009 and 2008, rental expenses were $57,218 and $72,982 respectively.

During the three months ended June 30, 2009 and 2008, rental expenses were $28,623 and $51,277 respectively.

Construction of Breeding Farm No. 1

On August 15, 2008, PRC Yuhe completed construction work and facilities to set up the southern farm of breeding farm No 1.  On August 30, 2008, PRC Yuhe purchased 100,000 sets of parent breeders and began to feed.  By the end of December 2008, PRC Yuhe has spent RMB 29 million, approximately equivalent to $4.5 million, to build breeding farm No 1.  The breeding farm can be split into the southern and the northern regions.  PRC Yuhe looks forward to completing the northern farm construction work and facilities to set up by December in 2009.  The residual scheduled payment is RMB 6 million, equivalent to $0.9 million, for the building and facilities; and RMB 4.9 million, approximately equivalent to $0.72 million, in machinery.  The capacity of the northern factory is 140,000 sets of parent broilers

YUHE INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

20.	Commitments and contingencies - continued

Construction of Breeding Farm No. 2, 3, 5, 6, and 7

On December 6, 2008, PRC Yuhe entered into a construction agreement with a contractor to build and renovate five of its breeding farms for a total consideration of RMB2.6 million, approximately equivalent to $380,000. The construction is estimated to be completed at August 2009.  The residual scheduled payment is RMB600,000, equivalent to $88,000.

Construction of Steel Structural Surface for Hatchery No. 3

On December 10, 2008, PRC Yuhe entered into a construction agreement with a contractor to build the steel structure for its hatchery farm No. 3 for a total consideration of RMB3.9 million, approximately equivalent to $570,000. The construction is estimated to be completed at December 2009.  The residual scheduled payment is RMB2 million, equivalent to $292,000.

Construction of Breeding Farm and Steel Structural Surface

On June 23, 2009, PRC Yuhe entered into two construction agreements with contractors to build part of the above breeding farms and construct the steel structure for total considerations of RMB 6,112,300, approximately $892,984 and RMB5,887,800, approximately $860,186, respectively.  The construction is estimated to be completed by October 1, 2009.  As of June 30, 2009, the Company has advanced RMB4,983,465, approximately $728,066 and RMB5,000,000, approximately $730,482, respectively to these two suppliers.

21.	Equipment Leasing and Rental Arrangement

On November 11, 2008, PRC Yuhe entered into equipment leasing agreement and property rental agreement, collectively, the “Agreements”, with Shandong Nongbiao Purina Feed Co., Ltd., “Shandong Nongbiao Purina”. Shandong Nongbiao Purina will construct a feed production facility on a property leased from PRC Yuhe and become the exclusive feed supplier for PRC Yuhe. Pursuant to the terms and conditions of the Agreements, Shandong Nongbiao Purina will lease certain equipment for feed production from, and install them at the premises owned by PRC Yuhe. The lease term for both the equipment leasing agreement and property rental agreement is 10 years. After completion of the feed production facility, the lease term will commence on the date that the production begins.  Shandong Nongbiao Purina shall pay to PRC Yuhe an annual rental payment for the leased land, premises and facilities of RMB 1,500,000, approximately equivalent to $219,200. The rent payable by Shandong Nongbiao Purina under the rental agreement will be offset against the prepaid equipment rental costs of RMB10,000,000, approximately equivalent to $1,461,000.  As at June 30, 2009, Shandong Nongbiao Purina advanced USD1,149,000 (RMB7,863,000) to PRC Yuhe as rental payment and was recorded as advances from customers.  In June 2009, PRC Yuhe completed construction and equipment installation at the facility.  The fee facility commenced operations on July 10, 2009.

YUHE INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

21.	Equipment Leasing and Rental Arrangement - continued

In connection with the execution of the Agreements, Shandong Yuhe Food Group Co., Ltd., “Yuhe Group”, a PRC company based in Shandong Province, would be the guarantor of PRC Yuhe for RMB 4,500,000, approximately equivalent to $657,500, for the first five years and for RMB 3,000,000, approximately equivalent to $438,300, for the next five years. No guarantee fee is required according to the above Agreements.

YUHE INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

22.	Make Good Escrow Agreements

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

The Company entered into a Make Good Escrow Agreement, dated March 12, 2008, with Mr. Kunio Yamamoto, the “Make Good Pledgor”, Tri-State Title & Escrow, LLC, Roth Capital Partners LLC, “Roth Capital” and each of the investors in the private offering of securities of the Company. On July 31, 2009, Roth Capital executed a Form of Release and instructed the Escrow Agent to release 1,679,992 shares of common stock, the 2008 Make Good Shares, to Mr. Kunio Yamamoto, the Make Good Pledgor.

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

YUHE INTERNATIONAL, INC.

UNAUDITED PRO FORMA CONSOLIDATED FINANCIAL STATEMENTS

YUHE INTERNATIONAL, INC.

UNAUDITED PRO FORMA CONSOLIDATED FINANCIAL STATEMENTS

Basis of Presentation

On March 12, 2008, Yuhe International, Inc. entered into a Share Exchange Agreement with Bright Stand International Limited and its stockholders, pursuant to which Yuhe International, Inc. acquired all of the issued and outstanding capital stock of Bright Stand International Limited in exchange for a total of 8,626,236 shares of the Company’s common stock, constituting 56% shares of Yuhe International, Inc. issued and outstanding common stock at the time of the merger agreement, $0.001 par value per share.

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

YUHE INTERNATIONAL, INC.
UNAUDITED PRO FORMA CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE SIX MONTHS ENDED JUNE 30, 2008

	Pro forma for the period from January 1, 2008 to January 31, 2008	As reported from February 1, 2008 to June 30, 2008	Pro forma Adjustment	Pro forma Total

Net revenues	$1,491,329	$6,708,482	$	$8,199,811
Cost of revenue	(1,337,438)	(4,643,247)		(5,980,685)
Gross profit	153,891	2,065,235		2,219,126

Operating expenses
Selling	(28,997)	(144,831)		(173,828)
General and administrative	(122,695)	(719,211)		(841,906)
Total operating expenses	(151,692)	(864,042)		(1,015,734)

Income from operations	2,199	1,201,193		1,203,392

Non-operating income (expenses)
Bad debts recovery	219,893	86,915		306,808
Interest income	5	4,455		4,460
Other income	5,604	99,562		105,166
Interest expenses	(86,167)	(443,120)		(529,287)
Other expenses	-	(56,342)		(56,342)

Total other income (expenses)	139,335	(308,530)		(169,195)

Net Income (loss) before income tax	141,534	892,663		1,034,197
Income Tax	-	-		-

Net income (loss)	$141,534	$892,663	$	$1,034,197

Earnings per share
Basic	$0.02	$0.07		$0.08
Diluted	$0.02	$0.07		$0.08

Weighted average shares outstanding
Basic	8,626,318	12,844,935		12,126,379
Diluted	8,626,318	13,039,395		12,287,717

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

Overview

The Company is in the middle of the broiler chicken supply chain. The Company purchases baby parent breeding stocks from primary breeder farms, raises them for hatching eggs and sells live day-old broilers to the market. The Company’s business segment in the broiler supply chain has the highest margin along the supply chain. The Company produces high quality day-old broilers supported by its know-how in the areas of feed ingredient composition, immunizations system and breeding techniques, gained through over a decade of experience.

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

The Company’s History

The Company has an offshore holding structure commonly used by foreign investors with operations in China. The Company is a Nevada corporation which owns 100% of the securities of Bright Stand International Limited, “Bright Stand”, an international business company incorporated in the British Virgin Islands. Bright Stand directly owns 100% of PRC Yuhe, a wholly foreign-owned enterprise established under the laws of the PRC, and directly owns 43.75% and indirectly owns, through PRC Yuhe, the remaining 56.25% of Taihong, a foreign-invested enterprise established under the laws of the PRC.

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

Effective April 4, 2008, the Company amended its articles of incorporation to change its name from “First Growth Investors, Inc.” to “Yuhe International, Inc.”, and effected a 1-for-14.70596492 reverse stock split of its common stock. The Company’s Board of Directors and shareholders approved the name change and the reverse stock split pursuant to the Nevada Revised Statutes. The name change became effective with NASDAQ’s Over-the-Counter Bulletin Board at the opening for trading on April 7, 2008, under the new stock symbol of “YUII.OB”.  All references to common stock in this filing are to post-split shares as if the reverse stock split was effective as of the beginning of the first period presented.

On June 13, 2008, the Company appointed three independent directors and one non-independent director to its board of directors and formed an audit committee, compensation committee and nomination committee under its board of directors.

The Company’s Business Operations

The Company’s business is part of the commercial broiler supply chain.

Day-old broilers are one-day-old broilers that are sold to broiler raisers. Day-old broilers sold by the Company’s wholly-owned subsidiary, PRC Yuhe, are its primary source of revenue.

The Company purchases parent breeding chicken from grandparent breeder farms and raises them to maturity. Once these parent breeding chicken have matured, they produce hatching eggs that the Company incubates and then sells the resulting day-old broiler chicks to its customers.

Under normal circumstances, female parent breeder chicken become productive from the 26th week, and are no longer commercially productive after the 66th week. Typically a breeder is capable of producing approximately 167 eggs which will be hatched to 137 broilers over its production lifetime and the breeders are maintained by the Company for a period of 420 days. The Company sources its parent breeder chicken from licensed suppliers located in Beijing, and Shandong and Jiangsu provinces and these suppliers are required to have a vaccination certificate and a breeder production certificate for the sale of the breeders. The Company’s hatching eggs typically must be incubated for a period of 21 days. At least 28 weeks usually pass from the Company’s receipt of a day-old parent breeder to its sale of the first day-old broilers.

The Company operates in two elements of the broiler supply chain: day-old broiler production and feed production. These activities are operated under two separate subsidiaries, PRC Yuhe and Taihong, respectively.

Competition

The market for day-old broilers in China is highly fragmented. Shandong Province has the highest number of day-old broilers in China. The Company’s market share was approximately 3% in China in the first six months of 2009 and the Company sold 48.8 million day-old broilers for the first six months in 2009.

Day-old broilers are very weak physically and need to be transported in closely controlled temperature conditions during delivery. Therefore, producers of broiler chicks usually only sell locally or to surrounding areas, which limits the Company’s current effective sales and competition in North China.

Shandong Minhe Animal Husbandry Co., Ltd., also located in Shandong Province, is one of the Company’s major competitors for sales of day-old broilers. They are slightly larger than the Company in terms of their annual day-old broiler production volume. Another regional competitor of the Company is Jilin Deda, which is located in Jilin Province in north-eastern China and is smaller than the Company in terms of annual day-old broiler production volume. However, Jilin Deda is an integrated chicken company, so it does not generally sell day-old broilers to unaffiliated third parties.

Results of Operations

The Company has consolidated the results of PRC Yuhe and Taihong into its Consolidated Financial Statements from January 1, 2009 to June 30, 2009 and February 1, 2008 to June 30, 2008.

The following is a discussion of the Company’s results of operations for the three months ended June 30, 2009 compared to the three months ended June 30, 2008.

Three Months Ended June 30, 2009 Compared to Three Months Ended June 30, 2008

Quarter to Date	All amounts, other than percentage, in U.S. dollars For the 3 months ended June 30 2009	As a percentage of net revenues For the 3 months ended June 30 2009	All amounts, other than percentage, in U.S. dollars For the 3 months ended June 30 2008	As a percentage of net revenues For the 3 months ended June 30 2008	Increase/ (Decrease) Dollar ($) For the 3 months ended June 30 2008	Increase/ (Decrease) Percentage For the 3 months ended June 30 2008

Sales revenue	$9,834,373	100.00%	$5,604,931	100.00%	$4,229,442	75.46%
Costs of revenue	7,031,426	71.50%	3,768,540	67.24%	3,262,886	86.58%
Gross profit	2,802,947	28.50%	1,836,391	32.76%	966,556	52.63%

Selling expenses	108,656	1.10%	96,291	1.72%	12,365	12.84%
General and administrative expenses	635,247	6.46%	457,961	8.17%	177,286	38.71%
Operating income	2,059,044	20.94%	1,282,139	22.88%	776,905	60.59%
Bad debts recovery	-	-	73,770	1.32%	-73,770	-100.00%

Interest income	45	-	4,297	0.08%	-4,252	-98.96%
Other income	32,904	0.33%	93,662	1.66%	-60,759	-64.87%
Interest expenses	-	0.00%	262,646	4.69%	-262,646	-100.00%
Other expenses	-	-	26,078	0.46%	-26,078	-100.00%

Income taxes	-	-	-	-	-
Net income	$2,091,993	21.27%	$1,165,144	20.79%	$926,849	79.55%

Net revenue. Sales revenue increased by $4.2 million, or 75%, from $5.6 million for the three months ended June 30, 2008 to $9.8 million for the three months ended June 30, 2009. The increase was mostly driven by the increase in sales volume of 13.9 million day-old broilers, or 117%, from 11.8 million birds for the three months ended June 30, 2008 to 25.7 million birds for the three months ended June 30, 2009. The increase in sales volume was the result of expansion in production capacity as well as the increase of parent breeders volume at the end of 2008.

The increase in sales volume was partially offset by a decrease in selling price. The selling price of day-old broilers decreased from RMB3.13 per bird for the three months ended June 30, 2008 to approximately RMB2.38, or 24%, per bird for the three months ended June 30, 2009. This 24% decrease in day old broiler price year over year was mainly due to the lowered price of pork in the second quarter of 2009. Because chicken is considered a substitution meat to pork in China, the chicken price, and therefore the price of day-old broilers, was adversely affected as pork price declined in the second quarter of 2009.

Sequentially, the price of day-old broilers in the second quarter of 2009 was also lower than the counterpart in the first quarter of 2009. This is related to the seasonality of the industry. The second reason is during the harvest season for the Company’s ultimate customers - commercial broiler farmers, they put more effort in harvest activity during this period, which led to decreasing demand for day-old broilers.

Sales of retired breeder stocks increased by $534,000, or 943%, from $57,000 for the three months ended June 30, 2008 to $591,000 for the three months ended June 30, 2009. The sales growth was due to the significant increase in the volume of parent breeders at the end of 2008 and the early retirement of certain breeder stock whose productivity has decreased.

Sales of eggs increased by $46,000, or 66%, from $70,000 for the three months ended June 30, 2008 to $116,000 for the three months ended June 30, 2009. This increase is in line with the growth of the day-old broiler sales volume.

Since almost all the products of Taihong were supplied to its parent, PRC Yuhe, revenue contributed from Taihong’s external sales was $60,000, or 0.6%, of the Company’s total revenues for the three months ended June 30, 2009.

Cost of revenues. The Company’s cost of revenues increased by $3.3 million, or 87%, from $3.8 million for the three months ended June 30, 2008 to $7.0 million for the three months ended June 30, 2009. The main reason for the increase in the cost of revenues was the increase in sales volume, which was partially offset by a decrease in unit cost of day-old broilers.  The unit cost of day-old broilers decreased 24% from the three months ended June 30, 2008 to the three months ended June 30, 2009. This decrease was due to the Company’s expanded productivity which diluted allocated cost.

As a percentage of net revenues, the cost of revenues increased by 5%, from 67% for the three months ended June 30, 2008, to 72% for the three months ended June 30, 2009. The increase in cost of revenues as a percentage of net revenues was mainly due to the loss in selling retired parent broilers.

Sales of retired breeder stocks is $591,000 in the second quarter of year 2009, compared to the cost of the sold breeder which is $752,000, resulting in a net loss of $160,000.  The loss is due to the fact that the Company retired the parent broilers before their retiring timeline. The early retirement of certain batch of parent broilers is the combined result of the low price of the day-old broiler during the period and the low price of the day-old parent broilers, the Company’s main raw material, during the same period. The management decided to dispose those parent broilers that were about to retire ahead of time in order to take advantage of the lower price of the raw material by purchasing new batch of parent broilers and minimize the impact due to the lower selling price of the day-old broilers.

Gross profits. The Company’s gross profit increased by $0.97 million from $1.83 million for the three months ended June 30, 2008 to $2.8 million for the three months ended June 30, 2009. Gross profit as a percentage of net revenues was approximately 28.5% for the three months ended June 30, 2009, as compared to 32.8% for the three months ended June 30, 2008. The decrease of gross margin is due to the fact that certain parent broilers were retired ahead of schedule and were sold at a loss during the three months ended June 30, 2009. If the gross profit effect of parent broilers sales were taken out from total gross profit in both periods under comparison; the gross profit for the Company’s core business, which is the sale of day-old broilers would have been fairly consistent period-over-period.

General and administrative expenses. The general and administrative expenses increased by $177,000, or 39%, from $458,000 for the three months ended June 30, 2008 to $635,000 in the three months ended June 30, 2009. The increase in general and administrative expenses was mainly due to certain public company related expenses for the three months ended June 30, 2009. The general and administrative expenses comprised mainly of public company related expenses of $349,000, representing 47% of total general and administrative expenses, human resources and related expenses of $59,000, representing 10% of total general and administrative expenses, transportation costs of $12,000, representing 2% of total general and administrative expenses, facilities and utility expenses of $91,000, representing 15% of total general and administrative expense, and travel expenses of $83,000, representing 14% of total general and administrative expenses.

Selling Expenses. The Company’s selling expenses increased by $12,000, or 13%, from $96,000 for the three months ended June 30, 2008 to $109,000 for the three months ended June 30, 2009. Selling expenses comprised mainly of packaging and transportation expenses of $65,000, representing 67% of total selling expenses, human resources and related expenses of $13,000, representing 17% of total selling expenses, and travel and office expenses of $19,000, representing 14% of total selling expense. The increase in selling expenses was primarily due to the increase in sales volume.  However, selling expenses as a percentage of revenues decreased from 1.72% in the three months ended June 30, 2008 to 1.1% in the three months ended June 30, 2009.  The proportion of the increase in sales volume is significantly greater than the increase in the selling expenses.  In addition, some items such as human resources and related expenses are fixed overhead costs which will not necessarily increase as sales volume increases..

Interest expense. Interest expense decreased by $262,000, or 100%, from $262,000 for the three months ended June 30, 2008 to $0 for the three months ended June 30, 2009. Interest expense decreased because of interest being capitalized in construction in progress.  Excluding the effect of capitalized interest, interest expense on bank loans would have been $302,000. This increase over the same period in 2008 was mainly due to the interest rate increase in the second quarter of 2009, as compared to the same period of 2008.

Other income. Other income amounted to $33,000 for the three months ended June 30, 2009. It mainly comes from the gain on disposal of fixed assets of $27,000.

Provision for Income Taxes. PRC Yuhe is a poultry company, and in accordance with the relevant regulations, the PRC government announced the exemption of income taxes on poultry producers, effective as of January 1, 2008.

The corporate income tax rate for its subsidiary Taihong is 25%. There is no provision for income tax because Taihong has a net operating loss carry forward which resulted in a deferred tax asset of $46,271 as of June 30, 2009. Taihong historically experiences net losses before income taxes, and management does not expect Taihong to generate net income before taxes in the future as its business is to supply feed to PRC Yuhe. As such, a full valuation allowance of $46,271 is recorded against the deferred tax asset.

Net profit. Net profit increased by $0.92 million from $1.17 million for the three months ended June 30, 2008 to $2.09 million for the three months ended June 30, 2009, as a result of the factors described above.

Six Months Ended June 30, 2009 Compared to Six Months Ended June 30, 2008

	All amounts,	As a	All amounts,	As a	Increase/	Increase/	All amounts,	As a	Increase/	Increase/
	other than	percentage of	other than	percentage of	(Decrease)	(Decrease)	other than	percentage of	(Decrease)	(Decrease)
	percentage, in	net revenues	percentage, in	net revenues	Dollar ($)	Percentage	percentage, in	net revenues	Dollar ($)	Percentage
	U.S. dollars		U.S. dollars				U.S. dollars
	For the six	For the six	For the six	For the six	For the six	For the six	For the six	For the six	For the six	For the six
	months ended	months ended	months ended	months ended	months ended	months ended	months ended	months ended	months ended	months ended
	June 30	June 30	June 30	June 30	June 30	June 30	June 30	June 30	June 30	June 30
Quarter to Date	2009	2009	2008	2008	2009	2009	2008	2008	2009	2009
			(Pro forma)	(Pro forma)			(As reported)	(As reported)
Sales revenue	$20,748,763	100.00%	$8,199,811	100.00%	$12,548,952	153.04%	$6,708,482	100.00%	$14,040,281	209.29%
Costs of goods sold	13,883,779	66.91%	5,980,685	72.94%	7,903,094	132.14%	4,643,247	69.21%	9,240,532	199.01%
Gross profit	6,864,984	33.09%	2,219,126	27.06%	4,645,858	209.36%	2,065,235	30.79%	4,799,749	232.41%

Selling expenses	201,596	0.97%	173,828	2.12%	27,768	15.97%	144,831	2.16%	56,765	39.19%
General and administrative expenses	1,379,237	6.65%	841,906	10.27%	537,331	63.82%	719,211	10.72%	660,026	91.77%
Operating income	5,284,151	25.47%	1,203,392	14.68%	4,080,759	339.1%	1,201,193	17.91%	4,082,958	339.91%
Bad debts recovery	-	-	306,808	-	(306,808)	-100.00%	86,915	1.30%	(86,915)	-100.00%
Interest income	141	0.00%	4,460	0.05%	(4,319)	-96.84%	4,455	0.07%	(4,314)	-96.84%
Other income	48,413	0.23%	105,166	1.28%	(56,753)	-53.97%	99,562	1.49%	(51,149)	-51.37%
Interest expenses	325,427	1.57%	529,287	6.45%	(203,860)	-38.52%	443,120	6.61%	(117,693)	-26.56%
Other expenses	465	0.00%	56,342	0.69%	(55,877)	-99.17%	56,342	0.84%	(55,877)	-99.17%
Income taxes	-	-	-	-			-	-	-
Net income	$5,006,813	24.13%	$1,034,197	12.61%	$3,972,616	384.13%	$892,663	13.31%	$4,114,150	460.89%

The Company has consolidated the results of PRC Yuhe and Taihong into its Consolidated Financial Statements from January 1, 2009 to June 30, 2009 and February 1, 2008 to June 30, 2008. For comparative purposes, the Company has provided a pro forma Consolidated Statement of Operations from January 1, 2008 to June 30, 2008  (please refer to F-51–F-53) to provide comparable presentation to its reported results for the six months ended June 30, 2009 and 2008. The Company believes that providing this pro forma financial statement as if it had consolidated PRC Yuhe and Taihong as of January 1, 2008 may assist investors in assessing performance between periods and in developing expectations of future performance.

 Net revenue (As reported). Sales revenue increased by $14 million, or 209%, to $20.7 million for the six months ended June 30, 2009 from $6.7 million for the period from February 1, 2008 to June 30, 2008.

Net revenue (Pro forma). Sales revenue increased by $12.5 million, or 153%, to $20.7 million for the six months ended June 30, 2009 from $8.2 million for the six months ended June 30, 2008. The increase was driven by the increase in sales volume of the Company’s day-old broilers by 32.2 million birds, or 194%, from 16.6 million birds for the six months ended June 30, 2008 to 48.8 million birds for the six months ended June 30, 2009. The increase in sales volume was a result of increase in the purchase of new breeder stock which has now grown up to reach maturity level in the second quarter of 2009. The increase in sales volume was partially offset by a decrease in unit selling price. The selling price of day-old broilers decreased from RMB 3.17 per bird for the three months ended June 30, 2008 to RMB 2.67, or 16%, per bird for the three months ended June 30, 2009. The price decrease was mainly due to the decreasing pork price, which led to a decrease in unit price of its substitution, chicken meat as discussed above.

Cost of revenues (As reported). The Company’s cost of revenues increased by $9.2 million, or 199%, to $13.9 million for the six months ended June 30, 2009 from $4.7 million for the period from February 1, 2008 to June 30, 2008.

Cost of revenues (Pro forma). The Company’s cost of revenues increased by $7.9 million, or 132%, to $13.9 million for the six months ended June 30, 2009 from $6 million for the six months ended June 30, 2008. The main reason for the increase in the cost of revenues was the increase in sales volume. As a percentage of net revenues, the cost of revenues decreased by 6%, from 73% for the six months ended June 30, 2008, to 67% for the six months ended June 30, 2009. The lower cost of revenues as a percentage of net revenues for the six months ended June 30, 2009 was attributable to the breeder stock having reached maturity level and normal egg production rates. This resulted in a lower unit-cost as there were more day-old broilers to absorb fixed hatching costs. For the comparative period in 2008, the cost of revenues as a percentage of net revenues is higher because the breeder stock has not matured in the first quarter 2008, causing a lower production rate and a higher unit-cost, affecting the six months ended June 30, 2008.

Gross profit (As reported). The Company’s gross profit increased by $4.8 million, or 232% to $6.9 million for the six months ended June 30, 2009 from $2.1 million for the period from February 1, 2008 to June 30, 2008.

Gross profit (Pro forma). The Company’s gross profit increased by $4.7 million, or 209% to $6.9 million for the six months ended June 30, 2009 from $2.2 million for the six months ended June 30, 2008.  Gross profit as a percentage of net revenues was 33.09% for the six months ended June 30, 2009, as compared to 27.06% for the six months ended June 30, 2008. The increase was mainly attributable to the normal productivity level absorbing enough fixed cost in the first half of 2009.

General and administrative expenses (As reported). The general and administrative expenses increased by $0.66 million, or 92%, to $1.38 million for the six months ended June 30, 2009 from $0.72 million for the period from February 1, 2008 to June 30, 2008.

General and administrative expenses (Pro forma). The general and administrative expenses increased by $0.54 million, or 64%, to $1.38 million for the six months ended June 30, 2009 from $0.84 million for the six months ended June 30, 2008. The increase in general and administrative expense was mainly due to certain public company related expenses for the six months ended June 30, 2009. The general and administrative expenses comprised mainly of public company related expenses of $0.72 million, representing 54% of total general and administrative expenses, human resources and related expenses of $0.16 million, representing 12% of total general and administrative expenses, transportation costs of $27,000, representing 2% of total general and administrative expenses; facilities and utility expenses of $0.19 million, representing 14% of total general and administrative expense, and travel expenses of $0.21 million, representing 15% of total general and administrative expenses.

Selling Expenses (As reported). The Company’s selling expenses increased by $57,000, or 39%, to $202,000 for the six months ended June 30, 2009 from $145,000 for the period from February 1, 2008 to June 30, 2008.

Selling Expenses (Pro forma). The Company’s selling expenses increased by $28,000, or 16%, to $202,000 for the six months ended June 30, 2009 from $174,000 for the same period in 2008. Selling expenses comprised mainly of packaging and transportation expenses of $0.12 million, representing 65% of total selling expenses; human resources and related expenses of $30,000, representing 16% of total selling expenses; and travel and office expenses of $31,000, representing 16% of total selling expense. The increase in selling expenses was primarily due to the increase in sales volume. As a percentage of net revenues, selling expenses decreased by 1%, to 0.97% for the six months ended June 30, 2009 from 2.12% for the same period in 2008. The Company’s selling expense will not increase in proportion with sales growth because the Company distributes its product through distributors.

Interest expenses (As reported). Interest expenses decreased by $118,000, or 27% to $325,000 for the six months ended June 30, 2009 from $443,000 for the period from February 1, 2008 to June 30, 2008. The decrease was due to interest being capitalized in construction in progress.  Excluding capitalized interest, interest expense on bank loans would have been $627,000 for the six months ended June 30, 2009.

Interest expenses (Pro forma). Interest expenses decreased by $204,000, or 39% to $325,000 for the six months ended June 30, 2009 from $529,000 for the six months ended June 30, 2008. Excluding capitalized interest, interest expense on bank loans would have been $627,000 for the six months ended June 30, 2009. This increase in interest expense of $98,000 was due to the interest rate on bank loans for the year ended June 30, 2009 compared with the lower interest rates for the same period of 2008.

Net profit (As reported). Net profit increased by $4.11 million, or 461%, to $5.0 million for the six months ended June 30, 2009 from net profit of $0.9 million for the period from February 1, 2008 to June 30, 2008, as a result of the factors described above.

Net profit (Pro forma). Net profit increased by $3.97 million, or 384%, to $5.0 million for the six months ended June 30, 2009 from net profit of $1.03 million for the six months ended June 30, 2008, as a result of the factors described above.

Liquidity and Capital Resources

The Company expects that its strong positive working capital of $4.84 million as of June 30, 2009 will meet its foreseeable working capital needs for the next 12 months from the date of this report as management believes the Company would be able to renew the $8.3 million bank loans that are due in the next 12 months.

General

As of June 30, 2009, the Company had cash and cash equivalents of approximately $17.3 million. The following table provides detailed information about the Company’s net cash flow for the six months ended June 30, 2009.

Six months ended
June 30, 2009
Net cash provided by operating activities	$8,310,846
Net cash used in investing activities	(4,813,869)
Net cash provided by financing activities	360,094
Effect of foreign currency translation on cash	20,210
Net cash inflow	3,877,281
Cash at beginning of period	13,412,205
Cash at end of period	$17,289,486

Operating Activities. Net cash provided by operating activities was $8.3 million for the six months ended June 30, 2009. Net cash provided by operating activities was primarily attributable from the net income of $4.7 million; an increase of $0.6 million of advance from customers; an increase of $1 million of accounts payable; and noncash adjustment for depreciation of $1 million.  In addition, inventory level has remained fairly consistent at the $6.5 million to $6.6 million level; therefore, no significant impact to operating cash flow during the six months ended June 30, 2009.

Investing Activities. Net cash used in investing activities for the three months ended June 30, 2009 was $4.8 million. It was mainly for capital expenditure in the building of breeder farms and payment of rental deposit for the breeder farms totaling $4.7 million for the six months ended June 30, 2009. The following is a summary of the $4.7 million cash used in deposits paid and acquisition of property, plant and equipment:

Six months ended
June 30,2009
Rental deposits	$2,587,750
Deposits paid for construction of breeding farm	1,459,588
Deposits paid for purchase of equipment	76,414
Purchase of equipment	406,700
Capitalized interest	302,058
Others	143,243
Total deposit paid and acquisition of property, plant and equipment	$4,673,695

Financing Activities. Net cash provided by investing activities for the six months ended June 30, 2009 was $360,000. Net cash provided by investing activities was attributed to the increase in the Due to Related Companies balance (as described below) for working capital purposes.

Loan Facilities

As at June 30, 2009, maturities of the Company’s bank loans are as follows:

As of June 30,
2010	8,327,489
2011	2,454,418

$10,781,907

All amounts, other than percentages, are in U.S. dollars

Type	Contracting party	Valid period	Duration	Amount
Bank loan	Hanting Kaiyuan Rural Credit Cooperative	July 7, 2009-Jan 7, 2011	18 months	$1,066,503
Bank loan	Nansun Rural Credit	Nov 28,2008-Nov 28, 2010	24 months	4,821,178
Bank loan	Nansun Rural Credit	Dec 10, 2008-Dec 9, 2009	24 months	292,193
Bank loan	Nansun Rural Credit	May 17, 2008-May 17, 2010	36 months	3,652,407
Bank loan	Shuangyang Rural Credit	Oct 16,2008 -Oct 13, 2010	24 months	949,626
Total				$10,781,907

The Company has loan facilities from three institutions and the following are the material terms of such bank loans

Loan from Hanting Kaiyuan Rural Credit Cooperative:

On July 8, 2009, PRC Yuhe renewed the loan agreement with Hanting Kaiyuan Rural Credit Cooperative. Pursuant to the loan agreement, Hanting Kaiyuan Rural Credit Cooperative loaned PRC Yuhe $1,066,503 at an interest rate of 7.56% per annum. PRC Yuhe is obligated under such loan agreement to pay interest monthly and repay the loan on its maturity date, January 7, 2011. The loan is secured by the plant and equipment of PRC Yuhe with a net book of $1,093,962 as of June 30, 2009.

Loans from Nansun Rural Credit:

PRC Yuhe renewed four loan agreements with Nansun Rural Credit on November 28, 2008.  The interest rate for the loan agreements is 13.82% per annum for the renewed bank loan agreement, compared to the original rate of 9.21%, which enjoyed the support of government. The total amount of these four bank loans is $4,821,178.

The other four loans with an outstanding balance of $3,652,407 from Nansun Rural Credit have an interest rate reduced from 12.1% to 8.64% due to the interest rate adjustment by the PRC government.

 The last bank loan from Nansun Rural Credit with an outstanding balance of $292,193 was borrowed in October 2008 with an interest rate reduced from 10.46% to 7.56% per annum.

All loans are secured by the land use right and building of PRC Yuhe and Taihong with a net book value of $9,023,178 as of June 30, 2009.

Loan from Shuangyang Rural Credit:

Taihong renewed the loan agreements with Shuangyang Rural Credit on October 16, 2008, amounting to $949,626. The interest rate for the loans is 9.83% per annum. Taihong is obligated under such loan agreements to pay interest monthly and repay the loans on their maturity date, October 13, 2010. The loans are secured by the plant and equipment of Taihong with a net book value of $939,770 as of June 30, 2009.

Due to related companies:

As of June 30, 2009, the Company has $570,227 due to Weifang Hexing Breeding Co., Ltd., a company for which Mr. Gao Zhentao serves as a director.  The amounts due to this related company are unsecured, interest free and have no fixed repayment date.  These loans are used for working capital purposes.

Obligations Under Material Contracts

Below is a table setting forth the Company’s material contractual obligations as of June 30, 2009:

	Payment due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-Term Debt Obligations	$10,781,907	$8,327,489	$2,454,418	-	-
Due to Related Companies	$575,837	$575,837	-	-	-
Operating Lease Obligations	$1,893,538	$45,012	$270,075	$180,050	$1,398,401
Capital Lease Obligations	-	-	-	-	-
Purchase Obligations	$889,717	$889,717	-	-	-
Other Long-Term Liabilities Reflected on the Registrant’s Balance Sheet under GAAP	-	-	-	-	-
Total	$14,140,999	$9,838,055	$2,724,493	$180,050	$1,398,401

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

●
Significant Estimates - Relating to Specific Financial Statement Accounts and Transactions Are Identified - The financial statements include some amounts that are based on management’s best estimates and judgments. The most significant estimates relate to allowance for uncollectable accounts receivable, inventory work in process valuation and obsolescence, depreciation, useful lives, taxes, and contingencies. These estimates may be adjusted as more current information becomes available, and any adjustment could be significant.

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

The Company is operating in the PRC, and in accordance with the relevant tax laws and regulations of PRC, the corporate income tax rate is 25%. Weifang Yuhe Poultry Co., Ltd. is a poultry company, and in accordance with the relevant regulations regarding the favorable tax treatment for an outstanding poultry company, the Company is entitled to income tax exemption effective as of January 1, 2008.  The corporate income tax for the subsidiary, Weifang Taihong Feed Co., Ltd is 25%.

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

The fair values of all assets and liabilities do not differ materially from their carrying amounts. None of the financial instruments held are derivative financial instruments and none were acquired or held for trading purposes during the period ended June 30, 2009 and December 31, 2008.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for a smaller reporting company.

ITEM 4T. CONTROLS AND PROCEDURES

(a)	Evaluation of disclosure controls and procedures.

The Company’s disclosure controls and procedures are designed to provide reasonable assurance of achieving its objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

The Company’s management, with the participation of its chief executive officer and chief financial officer, Messrs. Gao Zhentao and Hu Gang, respectively evaluated the effectiveness of its disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports, such as this 10-Q, that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.  Based on that evaluation, Messrs. Gao and Hu concluded that because of the existence of certain related party loans in violation of Section 402 of the Sarbanes-Oxley Act of 2002 contributed to in part by a lack of review and approval of these related party loans by independent directors constituting a significant deficiency in internal control over financial reporting, the Company’s disclosure controls and procedures were not effective as of June 30, 2009.  As of June 30, 2009, the Company advanced money to four related parties with a total outstanding amount in excess of $3.85 million, of which, the Company advanced over $3.85 million to one related party, Shandong Yuhe Food Group Co., Ltd.

(b)	Changes in internal control over financial reporting.

There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation performed that occurred during the quarter covered by this report that has materially affected or is reasonably likely to materially affect, its internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, the Company may become involved in various lawsuits and legal proceedings that arise in the ordinary course of business. To the Company’s knowledge, no director, officer or affiliate of the Company, and no owner of record or beneficial owner of more than five percent, 5%, of the Company’s securities, or any associate of any such director, officer or security holder is a party adverse to the Company or has a material interest adverse to the Company in reference to pending litigation.

ITEM 1A. RISK FACTORS

Not required for a smaller reporting company.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Since January 1, 2005, the Company has issued unregistered securities to a limited number of accredited investors as described below:

(1)   On November 16, 2007, the Company issued 951,996 shares of its common stock to Halter Financial Investments, L.P., an accredited investor, for aggregate proceeds of $425,000. The issuance and sales of these securities were deemed to be exempt from registration pursuant to Section 4(2) of the Securities Act. The Company declared and paid a special cash dividend of $3.088 per share to its shareholders on November 19, 2007. Halter Financial Investments, L.P. did not participate in such dividend. The dividend was payable to shareholders of record on November 15, 2007. The dividend payment date was November 19, 2007. The dividend was payable to the Company’ shareholders who held 135,999 shares of its common stock and resulted in a total dividend distribution of $420,000. The funds for the dividend came from the $425,000 proceeds received from the sale of common stock to Halter Financial Investments, L.P.

(2)   On March 12, 2008 in connection with transactions related to the acquisition of Bright Stand International Limited, the Company issued 8,626,318 shares of its common stock to Kunio Yamamoto, an accredited investor. The issuance and sales of these securities were deemed to be exempt from registration pursuant to Section 4(2) of the Securities Act.

(3)   On March 12, 2008 the Company issued 5,829,018 shares of its common stock to twenty-five accredited investors for aggregate proceeds of approximately $18,000,000. The issuance and sales of these securities were deemed to be exempt from registration pursuant to Rule 506 under the Securities Act. The Company used part of the proceeds to build new chicken farms and purchase new equipment for the expansion of the Company’s production capacity.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

None.

ITEM 5. OTHER INFORMATION

Make Good Escrow Agreements

According to the Consolidated Statements of Income and Comprehensive Income of the Company in its Form 10-K for the fiscal year ended December 31, 2008 filed by the Company with the Securities and Exchange Commission on March 31, 2009, the Company’s After Tax Net Income for the fiscal year ended December 31, 2008 was reported as $10,524,885, which has exceeded the 2008 Guaranteed After Tax Net Income, as defined in the Make Good Escrow Agreements described below.

The Company entered into a Make Good Escrow Agreement, dated March 12, 2008, with Mr. Kunio Yamamoto, the “Make Good Pledgor”, Tri-State Title & Escrow, LLC, the “Escrow Agent”, Roth Capital Partners LLC, “Roth Capital” and each of the investors in the private offering of securities of the Company.  On July 31, 2009, Roth Capital executed a Form of Release and instructed the Escrow Agent to release 1,679,992 shares of common stock, the 2008 Make Good Shares, to Mr. Kunio Yamamoto, the Make Good Pledgor.

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

DATED: August 14, 2009

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