Form 10-Q
period 2009-09-30
YUHE INTERNATIONAL, INC.
filed 2009-11-12
CIK 1047857

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10−Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2009

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

Yes  ☐   No ☒

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

The number of shares outstanding of each of the issuer’s classes of common equity, as of September 30, 2009 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	15,722,180

PART I
FINANCIAL INFORMATION

ITEM 1. CONDENSED FINANCIAL STATEMENTS.

Index to Financial Statements

Page
Financial Statements

Condensed Consolidated Financial Statements for the Period from January 1, 2008 to January 31, 2008 for Weifang Yuhe Poultry Co., Ltd.	F-1 - F-23

Condensed Consolidated Financial Statements for the Three and Nine Months Ended September 30, 2009 and 2008 for Yuhe International, Inc.	F-24 - F-52

Unaudited Pro Forma Consolidated Financial Statements for Yuhe International, Inc.	F-53 - F-55

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

See accompanying notes to condensed consolidated financial statements

WEIFANG YUHE POULTRY CO., LTD

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE INCOME (LOSS) – unaudited

FOR THE PERIOD FROM JANUARY 1, 2008 TO JANUARY 31, 2008

(Stated in US Dollars)

Net revenues	$1,491,329
Cost of revenues	(1,337,438)

Gross profit	$153,891
Operating expenses:
Selling expenses	(28,997)
General and administrative expenses	(122,695)
Bad debts recovery	219,893
Total operating income	68,201
Income from operations	$222,092
Non-operating (expenses) income:
Other income	5,604
Interest income	5
Interest expenses	(86,167)
Total other (expenses)	(80,558)

Income before income taxes	$141,534

Income taxes	-

Net income before minority interests	$141,534

Minority interests (earnings)	(73,398)

Net income	$68,136

Other comprehensive income	-
Foreign currency translation adjustment	201,390

Comprehensive income	$269,526

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

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008

YUHE INTERNATIONAL, INC.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008

Index to condensed consolidated financial statements

Page

Condensed Consolidated Balance Sheets – unaudited	F-26

Condensed Consolidated Statements of Income and Comprehensive Income – unaudited	F-27

Condensed Consolidated Statements of Cash Flows – unaudited	F-28 - F-29

Notes to Unaudited Condensed Consolidated Financial Statements	F-30 - F-52

YUHE INTERNATIONAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(Stated in US Dollars)

	September 30,	December 31,
	2009	2008
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$22,036,550	$13,412,205
Accounts receivable, net of allowances of $18,847 and $18,845	919	902
Prepaid expenses	11,622	-
Inventories	5,985,164	6,644,961
Advances to suppliers	1,485,248	661,138

Total current assets	29,519,503	20,719,206

Plant and equipment, net	26,584,622	27,112,276
Deposits paid for acquisition of long term assets	10,109,322	6,092,359
Notes receivable, net and other receivable, net	125,636	74,720
Unlisted investments held for sale	300,154	299,427
Intangible assets, net	2,867,637	2,909,752
Due from related companies	2,770,165	3,706,589
Deferred expenses	554,922	604,973

Total assets	$72,831,961	$61,519,302

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$5,204,642	$4,606,055
Current portion of long term loans	8,336,258	1,356,832
Other payables	1,405,067	937,535
Accrued expenses and payroll related liabilities	2,202,367	2,125,587
Advances from customers	1,208,451	673,528
Loan from director	292,500	291,792
Other liabilities	295,053	285,132
Due to related companies	5,612	210,633

Total current liabilities	18,949,950	10,487,094

Non-current liabilities
Long-term loans	2,457,002	9,410,289
Total liabilities	21,406,952	19,897,383

Commitments and contingencies

Stockholders' Equity
Common stock at $.001 par value; 500,000,000 shares authorized, 15,722,180 shares issued and outstanding	15,722	15,722
Additional paid-in capital	30,489,143	29,944,016
Retained earnings	19,676,639	10,522,673
Accumulated other comprehensive income	1,243,505	1,139,508

Total stockholders’ equity	51,425,009	41,621,919

Total liabilities and stockholders’ equity	$72,831,961	$61,519,302

See accompanying notes to unaudited condensed consolidated financial statements

YUHE INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME- (UNAUDITED)
(Stated in US Dollars)

	For The Nine Months Ended		For The Three Months Ended
	September 30		September 30
	2009	2008	2009	2008

Net revenue	$33,956,993	$16,318,263	$13,208,230	$9,609,781

Cost of revenue	(21,926,699)	(11,732,602)	(8,042,920)	(7,089,355)

Gross profit	12,030,294	4,585,661	5,165,310	2,520,426

Operating Expenses

Selling expenses	(315,372)	(280,489)	(113,776)	(135,658)
General and administrative expenses	(2,163,639)	(1,500,458)	(784,402)	(781,247)

Total operating expenses	(2,479,011)	(1,780,947)	(898,178)	(916,905)

Income from operations	9,551,283	2,804,714	4,267,132	1,603,521

Non-operating income (expenses)

Bad debts recovery	-	641,103	-	554,188
Interest income	182	4,518	41	63
Other income	5,126	98,962	-	93,062
(Loss) gain on disposal of fixed assets	26,697	87,588	(1,081)	-
Investment income	15,509	6,074	-	-
Interest expenses	(441,236)	(763,168)	(115,809)	(320,048)
Other expenses	(3,595)	(56,342)	(3,130)	-

Total other (expenses)	(397,317)	18,735	(119,979)	327,265

Net income before income taxes	9,153,966	2,823,449	4,147,153	1,930,786
Income taxes	-	-	-	-

Net income	$9,153,966	$2,823,449	$4,147,153	$1,930,786

Other comprehensive income
Foreign currency translation	103,997	1,142,354	51,919	73,604
Comprehensive income	$9,257,963	$3,965,803	$4,199,072	$2,004,390

Earnings per share
Basic	$0.58	$0.21	$0.26	$0.12
Diluted	$0.57	$0.20	$0.26	$0.12

Weighted average shares outstanding
Basic	15,722,180	13,750,966	15,722,180	15,543,330
Diluted	15,931,379	13,985,255	15,931,379	15,989,256

See accompanying notes to unaudited condensed consolidated financial statements

YUHE INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS - (UNAUDITED)
(Stated in US Dollars)

	For The Nine Months Ended
	September 30
	2009	2008
Cash flows from operating activities
Net income	$9,153,966	$2,823,449
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Stock based compensation	545,127	217,653
Depreciation	1,556,610	996,126
Amortization	49,144	42,853
Bad debts recovery	-	(641,103)
Gain on disposal of fixed assets	(26,697)	(87,588)
Income from unlisted investment	-	(6,074)
Changes in operating assets and liabilities:
Accounts receivable	(15)	(25)
Prepaid expenses	(11,622)	-
Inventories	676,030	(4,011,259)
Advances to suppliers	(868,859)	(1,067,073)
Deferred expenses	51,488	(17,183)
Accounts payable	586,255	(331,343)
Other payables	464,785	(386,548)
Accrued expenses	248,356	(433,797)
Payroll and payroll related liabilities	(176,201)	52,590
Advances from customers	533,066	(178,218)
Other taxes payable	9,223	9,386

Net cash provided by (used in) operating activities	12,790,656	(3,018,154)

Cash flows from investing activities
Deposit paid and acquisition of property, plant and equipment	(4,944,105)	(11,053,497)
Advance to notes receivable	(25,282)	(3,432,603)
Proceeds from disposal of fixed assets	27,778	118,216
Acquisition of subsidiaries	-	(10,567,946)
Proceeds from notes receivable	-	4,329,857
Proceeds from related parties receivables	-	67,216
Advance to related companies	944,874	-

Net cash (used in) investing activities	(3,996,735)	(20,538,757)

Cash flows from financing activities
Proceeds from loan payable	-	1,300,726
Repayment of loan payable	-	(1,099,842)
Proceeds from related party payable	360,094	1,106,240
Repayment of related party payable	(570,506)	(30,311)
Capital contribution by shareholder	-	12,149,750
Proceeds from common stock sale - net of offering costs	-	15,359,523

Net cash flows (used in) provided by financing activities:	(210,412)	28,786,086

(Continued)

YUHE INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS - (UNAUDITED)
(Stated in US Dollars)

(Continued)

Effect of foreign currency translation on cash and cash equivalents	40,836	140,328

Net increase in cash	8,624,345	5,369,503

Cash- beginning of period	13,412,205	1,050,168

Cash- end of period	$22,036,550	$6,419,671

Cash paid during the period for:
Interest paid	$1,101,194	$1,079,117

Supplemental disclosure of non cash activities:
Transfer of construction in progress to fixed assets	$1,831,131	$-
Accrual on construction in progress	$-	$304,524

See accompanying notes to unaudited condensed consolidated financial statements

YUHE INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of presentation

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

The Company reports basic earnings per share in accordance with FASB ASC 260, “Earnings Per Share”. Basic earnings per share are computed using the weighted average number of shares outstanding during the periods presented. The weighted average number of shares of the Company represents the common stock outstanding during the reporting periods.

Diluted earning per share is based on the assumption that all dilutive options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options are assumed to be exercised at the time of issuance, and as if funds obtained thereby were used to purchase common stock at the average market price during the period.

5.	Recent accounting pronouncements

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB ASC 810,” which changes how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a reporting entity is required to consolidate another entity is based on, among other things, the other entity’s purpose and design and the reporting entity’s ability to direct the activities of the other entity that most significantly impact the other entity’s economic performance. FASB ASC 810 will require a reporting entity to provide additional disclosures about its involvement with variable interest entities and any significant changes in risk exposure due to that involvement. A reporting entity will be required to disclose how its involvement with a variable interest entity affects the reporting entity’s financial statements. FASB ASC 810 is effective for fiscal years beginning after November 15, 2009, and interim periods within those fiscal years.

YUHE INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

5.	Recent accounting pronouncements – continued

Management is currently evaluating the requirements of FASB ASC 810 and the impact on the Company’s condensed consolidated financial statements.

No other new accounting pronouncements, applicable to the Company, have been issued.

6.	Reclassification

Certain reclassifications have been made to December 31, 2008 comparative condensed consolidated balance sheet to conform to the current period presentation. These reclassifications had no effect on previously reported results of operations or financial position.

Reclassification have been made to advances to suppliers and deposits paid for acquisition of long term assets in condensed consolidated balance sheet for December 31, 2008 to conform to the September 30, 2009 condensed consolidated balance sheet presentation.

7.	Acquisition of subsidiaries

On January 31, 2008, Bright Stand acquired 100% common stock of Weifang Yuhe Poultry Co., Limited for $11,306,522, (RMB 81,450,000) and 43.75% of Weifang Taihong Feed Co., Ltd for $312,530, (RMB 2,244,000) and total amount was $11,619,052.

The following table presents the unaudited results of operations of the Company as if the Yuhe acquisitions had been consummated as of January 1, 2008 and the results are shown for the nine months ended Sept 30, 2008 includes certain pro forma adjustments, including depreciation and amortization on the assets acquired, and other adjustments.

YUHE INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

7.	Acquisition of subsidiaries – continued

For The Nine Months Ended September 30,
2008
(Pro forma)

Revenues	$17,809,592
Net income	$2,964,983

Earnings per share
Basic	$0.22
Diluted	$0.21

Weighted average shares outstanding
Basic	13,750,966
Diluted	13,985,255

YUHE INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

8.	Inventories

Inventories consist of the following:

	September 30	December 31
	2009	2008
	(unaudited)
Raw materials	$4,484,618	$5,281,429
Work in progress	1,500,546	1,272,217
Finished goods	-	91,315

	$5,985,164	$6,644,961

9.	Unlisted investments

Unlisted investments at September 30, 2009 represent the 3% investments in Hanting Rural Credit Cooperative, “Hanting” recorded at cost.  For the nine months and three months period ended September 30, 2009, the Company recorded $15,509 and $0, respectively as income from unlisted investment for dividends received from Hanting.  For the nine months and three months period ended September 30, 2008, the Company recorded $6,074 and $0 as income from unlisted investment for dividends received from Hanting.  Management of the Company has reviewed the investment in Hanting for impairment and determined there is no indication that the carrying amount of Hanting may not be recoverable.

YUHE INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

10.	Plant and equipment, net

Plant and equipment consists of the following:

	September 30,	December 31,
	2009	2008
	(unaudited)
At cost
Buildings	$16,237,234	$14,951,197
Machinery	5,859,475	5,064,593
Motor vehicles	120,077	119,786
Furniture and equipment	228,004	82,815

	22,444,790	20,218,391
Less: accumulated depreciation	(3,231,270)	(1,678,071)

	19,213,520	18,540,320
Construction in progress	$7,371,102	$8,571,956

	26,584,622	27,112,276

During the nine months ended September 30, 2009, depreciation expenses amounted to $1,556,610 among which $1,404,526 and $152,084 were recorded as cost of sales and administrative expense, respectively.

During the nine months ended September 30, 2008, depreciation expenses amounted to $996,126 among which $810,418 and $185,708 were recorded as cost of sales and administrative expense, respectively.

During the three months ended September 30, 2009, depreciation expenses amounted to $529,145 among which $480,122 and $49,023 were recorded as cost of sales and administrative expense, respectively.

During the three months ended September 30, 2008, depreciation expenses amounted to $374,216 among which $322,336 and $51,880 were recorded as cost of sales and administrative expense, respectively.

Capitalized interest expense included in construction in progress totaled $425,079 and $123,021 for the nine and three months ended September 30, 2009, and $437,221 for the year ended December 31, 2008, respectively.

As of September 30, 2009, buildings and machinery of the Company with net book value of $6,601,015 were pledged as collateral under certain loan arrangements.

YUHE INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

11.	Intangible assets, net

Intangible assets consist of the following:

	September 30,	December 31,
	2009	2008
	(unaudited)
Land use rights, at cost	$2,976,924	$2,969,714
Less: accumulated amortization	(109,287)	(59,962)

	$2,867,637	$2,909,752

As of September 30, 2009, land use rights of the Company were pledged as collateral under certain loan arrangements.

During the nine months ended September 30, 2009 and 2008, amortization expenses included in the cost of sales were $49,144 and $42,853 respectively.

During the three months ended September 30, 2009 and 2008, amortization expenses included in the cost of sales were $16,385 and $16,356 respectively.

The estimated aggregate amortization expenses for the land use right for the five succeeding years are as follows:

Year
Remainder of 2009	$16,393
2010	65,572
2011	65,572
2012	65,572
2013	65,572
thereafter	2,588,956

$2,867,637

YUHE INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

12.	Due to related companies

	September 30,	December 31,
	2009	2008
	(unaudited)
Weifang Hexing Breeding Co., Ltd. "Weifang Hexing" - Gao Zhentao, a director of the Company is also a director of Weifang Hexing	$-	$185,885

Others	5,612	24,748
	$5,612	$210,633

The amounts due to related companies are unsecured, interest free and have no fixed repayment date.  These loans are used for working capital purposes.

13.	Due from related companies

	September 30,	December 31,
	2009	2008
	(unaudited)

Hexing Green Agriculture Co., Ltd., "Hexing Green", - Mr. Gao Zhentao, a director of the Company is also a director of Hexing Green	$-	$75,754

Shandong Yuhe Food Co., Ltd, "Yuhe Food"- Mr. Gao Zhentao, a director of the Company is also a director of Yuhe Food	2,770,165	3,580,553

Shandong Yuhe New Agriculture of Sciences, "Shandong Yuhe"- Mr. Gao Zhentao, a director of the Company is also a director of Shandong Yuhe	-	50,257

Weifang Jiaweike Food Co., Ltd, "Weifang Jiaweike" - Mr. Gao Zhentao, a director of the Company is also a director of Weifang Jiaweike	-	25

	$2,770,165	$3,706,589

The amounts due from related companies are unsecured, interest free and have no fixed repayment date.

YUHE INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

14.	Long-term loans

The long-term loans are denominated in Chinese Renminbi and are presented in US dollars as follows:

	September 30,	December 31,
	2009	2008
	(unaudited)
Loans from Nansun Rural Credit, interest rate at 7.56% to 13.82% per annum, $292,158 due on December 9, 2009, remaining balance due on March 10, May 17, May 28 and Nov 29, 2010	$8,775,008	$8,753,757

Loan from Shuangyang Rural Credit, interest rate at 9.83% per annum, due on October 13, 2010	950,626	948,324

Loan from Hanting Kaiyuan Rural Credit Cooperative, interest rate at 7.56% per annum, due on January 7, 2011	1,067,626	-

Loan from Hanting Kaiyuan Rural Credit Cooperative, interest rate at 11.09% per annum, due from November 28, 2008 to January 10, 2009	-	1,065,040

	10,793,260	10,767,121
Less: current portion of long-term loans	(8,336,258)	(1,356,832)

	$2,457,002	$9,410,289

YUHE INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Future maturities of long-term loans as at September 30, 2009 are as follows:

September 30,
2010	$8,336,258
2011	2,457,002

$10,793,260

YUHE INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

15.	Income tax

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

On January 1, 2008, the Company adopted FASB ASC 740.10, which prescribes a more-likely-than-not threshold for financial statement recognition and measurement of a tax position taken in the tax return. This interpretation also provides guidance on de-recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, accounting for income taxes in interim periods and income tax disclosures.

Through September 30, 2009, the directors considered that the Company had no uncertain tax positions which affected its consolidated financial position and results of operations or cash flow, and will continue to evaluate for the uncertain position in future. There are no estimated interest costs and penalties provided in the Company’s financial statements for the period ended September 30, 2009.

The Company uses the asset and liability method, where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes. Taihong has a net operating loss carry forward and resulted in deferred tax asset of $43,329 as of September 30, 2009.  Management intends to maintain a full valuation allowance of $43,329 against the deferred tax assets until sufficient positive evidence exists to support reversal of the valuation allowance.  Management will reassess the valuation allowance at the end of year 2009.

YUHE INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

15.	Income tax - continued

The provision for income taxes consists of the following:

	For The Nine Months Ended		For The Three Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Current tax
- PRC	$-	$-	$-	$-
- Change in deferred tax asset	(5,986)	(20,909)	(6,221)	(13,056)
- Change in valuation allowance	5,986	20,909	6,221	13,056

	$-	$-	$-	$-

All of the Company’s income (loss) before income taxes is from PRC sources. Actual income tax expenses reported in the consolidated statements of income and comprehensive income differ from the amounts computed by applying the PRC statutory income tax rate of 25% for the fiscal year of 2009 and 2008 respectively to income (loss) before income taxes for the nine and three months ended September 30, 2009 and 2008 for the following reasons:

	For The Nine Months Ended		For The Three Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Income before income taxes	$9,153,966	$2,823,449	$4,147,153	$1,930,786

Computed “expected” income tax expense at 25%	2,288,491	705,862	1,036,788	482,697
Tax effect on net taxable temporary differences	(77,964)	-	(30,805)	-
Effect of cumulative tax losses on Taihong	(5,986)	(20,909)	(6,221)	(13,056)
Effect of cumulative tax losses	298,726	116,437	121,590	105,621
Effect of tax holiday	(2,503,267)	(801,390)	(1,121,352)	(575,261)

	$-	$-	$-	$-

YUHE INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

16.	Fair value of financial instruments

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

As at September 30, 2009, the total number of stock options outstanding was 383,151 shares.  The Company recognizes compensation expense, net of estimated forfeitures, over the requisite service period, which is the period during which the grantee is required to provide services in exchange for the award.  The Company has elected to recognize compensation cost for awards with only a service condition that has a graded vesting schedule on a straight-line basis over the requisite service period for the entire award.

YUHE INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

17.	Stock options– continued

The Company uses the Black-Scholes option pricing model to calculate the grant-date fair value of an award, with the following assumptions: no dividend yield, expected volatility of 109.40%, and a risk-free interest rate of 3.00%. In determining volatility of the Company’s options, the Company used the average volatility of the Company’s stock. Fair value per the Black-Scholes model is $2,186,499. In accordance with FASB ASC 718, the Company has recorded stock-based compensation expense during the nine months and three months ended September 30, 2009 of $545,127 and $183,706 in connection with the issuance of this option.

The weighted average grant date fair value of options granted was $5.71 per share.  The weighted average exercise price of these options was $4.90 per share.  The total number of stock options outstanding as at September 30, 2009 and December 31, 2008 was 383,151 shares.

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

	For The Nine Months Ended		For The Three Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Net income attributable to the common stockholders	$9,153,966	$2,823,449	$4,147,153	$1,930,786

Weighted average outstanding shares of common stock
Common stock and common stock equivalents	15,722,180	13,750,966	15,722,180	15,543,330
Dilutive effect of options, warrants, and contingently issuable shares	15,931,379	13,985,255	15,931,379	15,989,256

Earnings per share:
Basic	$0.58	$0.21	$0.26	$0.12
Diluted	$0.57	$0.20	$0.26	$0.12

YUHE INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

19.	Business and geographical segments

The Company’s operations are classified into two principal reportable segments that provide different products or services.  PRC Yuhe is engaged in the business of breeding chicks while Taihong is engaged in the business of feed production, in which most of the products were used internally.  Separate management of each segment is required because each business unit is subject to different production and technology strategies.

YUHE INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

19.  Business and geographical segments - continued

Reportable Segments

	For The Nine Months Ended September 30, 2009			For The Nine Months Ended September 30, 2008			For The Nine Months Ended September 30
	Production of chicks	Production of feed	Corporate	Production of chicks	Production of feed	Corporate	Total
							2009	2008

External revenue	$33,740,804	$216,189	$-	$15,995,782	$322,481	$-	$33,956,993	$16,318,263
Intersegment revenue	-	7,181,507	-	-	8,593,623	-	7,181,507	8,593,623
Interest income	174	8	-	386	1	4,131	182	4,518
Interest expense	(115,400)	(325,836)	-	(344,299)	(418,869)	-	(441,236)	(763,168)
Depreciation and amortization	(1,509,106)	(96,648)	-	(955,356)	(83,623)	-	(1,605,754)	(1,038,979)
Net profit/(loss) after tax	10,013,067	335,797	(1,194,898)	3,205,560	83,634	(465,745)	9,153,966	2,823,449

Expenditures for long-lived assets	4,804,393	69,490	-	12,271,784	2,609	-	4,873,883	12,274,393

Note: Intersegment revenue of $7,181,507 was eliminated in consolidation.

YUHE INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	For The Three Months Ended September 30, 2009			For The Three Months Ended September 30, 2008			For The Three Months Ended September 30
	Production of chicks	Production of feed	Corporate	Production of chicks	Production of feed	Corporate	Total
							2009	2008

External revenue	$13,138,790	$69,440	$-	$9,480,412	$129,369	$-	$13,208,230	$9,609,781
Intersegment revenue	-	2,591,095	-	-	4,079,840	-	2,591,095	4,079,840
Interest income	41	-	-	63	-	-	41	63
Interest expense	-	(115,809)	-	(157,591)	(162,457)	-	(115,809)	(320,048)
Depreciation and amortization	(513,319)	(32,211)	-	(358,729)	(31,841)	-	(545,530)	(390,570)
Net profit/(loss) after tax	4,485,409	148,104	(486,360)	2,301,047	52,223	(422,484)	4,147,153	1,930,786

Expenditures for long-lived assets	-	-	-	386,503	555	-	-	387,058

Note: Intersegment revenue of $2,591,095 was eliminated in consolidation.

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

As of September 30,

2009	$22,530
2010	90,120
2011	90,120
2012	90,120
2013	90,120
Thereafter	1,489,993

Total minimum lease payments	1,873,003

During the nine months ended September 30, 2009 and 2008, rental expenses were $85,836 and $118,265 respectively.

During the three months ended September 30, 2009 and 2008, rental expenses were $28,618 and $45,283 respectively.

Construction of Breeding Farm No. 1

On August 15, 2008, PRC Yuhe completed construction work and facilities to set up the southern farm of breeding farm No 1.  On August 30, 2008, PRC Yuhe purchased 100,000 sets of parent breeders and began to feed.  By the end of December 2008, PRC Yuhe has spent RMB 29 million, approximately equivalent to $4.5 million, to build breeding farm No 1.  The breeding farm can be split into the southern and the northern regions.  PRC Yuhe looks forward to completing the northern farm construction work and facilities to set up by December in 2009.  The residual scheduled payment is RMB 6 million, equivalent to $0.9 million, for the building and facilities; and RMB 4.9 million, approximately equivalent to $0.72 million, in machinery.  The capacity of the northern factory is 140,000 sets of parent broilers.

YUHE INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

20.	Commitments and contingencies - continued

Construction of Breeding Farm No. 2, 3, 5, 6, and 7

On December 6, 2008, PRC Yuhe entered into a construction agreement with a contractor to build and renovate five of its breeding farms for a total consideration of RMB2.6 million, approximately equivalent to $380,000. The construction has been completed at the end of October 2009.  The residual scheduled payment is RMB600,000, equivalent to $87,750 and is scheduled to be paid in December 2009.

Construction of Steel Structural Surface for Hatchery No. 3

On December 10, 2008, PRC Yuhe entered into a construction agreement with a contractor to build the steel structure for its hatchery farm No. 3 for a total consideration of RMB3.9 million, approximately equivalent to $570,000. The construction is estimated to be completed at December 2009.  The residual scheduled payment is RMB2 million, equivalent to $292,540.

Construction of Breeding Farm and Steel Structural Surface

On June 23, 2009, PRC Yuhe entered into two construction agreements with contractors to build part of the above breeding farms and construct the steel structure for total considerations of RMB 6,112,300, approximately $892,984 and RMB5,887,800, approximately $860,186, respectively.  The construction is estimated to be completed by the end of November, 2009.  As of September 30, 2009, the Company has advanced RMB5,340,000, approximately $781,100 and RMB5,140,000, approximately $751,700, respectively to these two suppliers.

YUHE INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

21.	Equipment Leasing and Rental Arrangement

On November 11, 2008, PRC Yuhe entered into equipment leasing agreement and property rental agreement, collectively, the “Agreements”, with Shandong Nongbiao Purina Feed Co., Ltd., “Shandong Nongbiao Purina”. Shandong Nongbiao Purina will construct a feed production facility on a property leased from PRC Yuhe and become the exclusive feed supplier for PRC Yuhe. Pursuant to the terms and conditions of the Agreements, Shandong Nongbiao Purina will lease certain equipment for feed production from, and install them at the premises owned by PRC Yuhe. The lease term for both the equipment leasing agreement and property rental agreement is 10 years. After completion of the feed production facility, the lease term will commence on the date that the production begins.  Shandong Nongbiao Purina shall pay to PRC Yuhe an annual rental payment for the leased land, premises and facilities of RMB 1,500,000, approximately equivalent to $219,200. The rent payable by Shandong Nongbiao Purina under the rental agreement will be offset against the prepaid equipment rental costs of RMB10,000,000, approximately equivalent to $1,463,000.  As at September 30, 2009, Shandong Nongbiao Purina advanced USD1,150,000 (RMB7,863,000) to PRC Yuhe as rental payment and was recorded as advances from customers.

In connection with the execution of the Agreements, Shandong Yuhe Food Group Co., Ltd., “Yuhe Group”, a PRC company based in Shandong Province, would be the guarantor of PRC Yuhe for RMB 4,500,000, approximately equivalent to $658,000, for the first five years and for RMB 3,000,000, approximately equivalent to $439,000, for the next five years. No guarantee fee is required according to the above Agreements.

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

The Company entered into a Make Good Escrow Agreement, dated March 12, 2008, with Mr. Kunio Yamamoto, the “Make Good Pledgor”, Tri-State Title & Escrow, LLC, Roth Capital Partners LLC, “Roth Capital” and each of the investors in the private offering of securities of the Company.  On July 31, 2009, Roth Capital instructed the Escrow Agent to release 1,679,992 shares of common stock, the 2008 Make Good Shares, to Mr. Kunio Yamamoto, the Make Good Pledgor.  In August, 2009, 1,679,992 shares of the Company’s common stock were released to Mr. Kunio Yamamoto.

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

23.              Subsequent events

The Company evaluated subsequent events through the date the accompanying financial statements were issued, which was November 11, 2009.

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

YUHE INTERNATIONAL, INC.

UNAUDITED PRO FORMA CONSOLIDATED STATEMENT OF OPERATIONS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008

	Pro forma for the period from January 1, 2008 to January 31, 2008	As reported from February 1, 2008 to September 30, 2008	Pro forma Adjustment	Pro forma Total

Net revenues	$1,491,329	$16,318,263	$	$17,809,592
Cost of revenue	(1,337,438)	(11,732,602)		(13,070,040)
Gross profit	153,891	4,585,661		4,739,552

Operating expenses
Selling expenses	(28,997)	(280,489)		(309,486)
General and administrative expenses	(122,695)	(1,500,177)		(1,622,872)
Total operating expenses	(151,692)	(1,780,666)		(1,932,358)

Income from operations	2,199	2,804,995		2,807,194

Non-operating income (expenses)
Bad debts recovery	219,893	641,103		860,996
Interest income	5	4,518		4,523
Other income	5,604	192,624		198,228
Interest expenses	(86,167)	(763,168)		(849,335)
Other expenses	-	(56,623)		(56,623)

Total other income (expenses)	139,335	18,454		157,789

Net Income (loss) before income tax	141,534	2,823,449		2,964,983
Income Tax	-	-		-

Net income (loss)	$141,534	$2,823,449	$	$2,964,983

Earnings per share
Basic	$0.02	$0.18		$0.22
Diluted	$0.02	$0.18		$0.21

Weighted average shares outstanding
Basic	8,626,318	15,543,330		13,750,966
Diluted	8,626,318	15,989,256		13,985,255

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

Under normal circumstances, female parent breeder chicken become productive from the 26 th week, and are no longer commercially productive after the 66th week. Typically a breeder is capable of producing approximately 167 eggs which will be hatched to 137 broilers over its production lifetime and the breeders are maintained by the Company for a period of 420 days. The Company sources its parent breeder chicken from licensed suppliers located in Beijing, and Shandong and Jiangsu provinces and these suppliers are required to have a vaccination certificate and a breeder production certificate for the sale of the breeders. The Company’s hatching eggs typically must be incubated for a period of 21 days. At least 28 weeks usually pass from the Company’s receipt of a day-old parent breeder to its sale of the first day-old broilers.

The Company operates in two elements of the broiler supply chain: day-old broiler production and feed production. These activities are operated under two separate subsidiaries, PRC Yuhe and Taihong, respectively.

Competition

The market for day-old broilers in China is highly fragmented. Shandong Province has the highest number of day-old broilers in China. The Company’s market share was approximately 3% in China in the first nine months of 2009 and the Company sold 78.8 million day-old broilers for the first nine months in 2009.

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

Results of Operations

The Company has consolidated the results of PRC Yuhe and Taihong into its Consolidated Financial Statements from January 1, 2009 to September 30, 2009 and February 1, 2008 to September 30, 2008.

The following is a discussion of the Company’s results of operations for the three months ended September 30, 2009 compared to the three months ended September 30, 2008.

Three Months Ended September 30, 2009 Compared to Three Months Ended September 30, 2008

Quarter to Date	All amounts, other than percentage, in U.S. dollars For the three months ended September 30 2009	As a percentage of net revenues For the three months ended September 30 2009	All amounts, other than percentage, in U.S. dollars For the three months ended September 30 2008	As a percentage of net revenues For the three months ended September 30 2008	Increase/ (Decrease) Dollar ($) For the three months ended September 30 2008	Increase/ (Decrease) Percentage For the three months ended September 30 2008

Sales revenue	13,208,230	100.00%	9,609,781	100.00%	3,598,449	37.45%
Costs of goods sold	8,042,920	60.89%	7,089,355	73.77%	953,565	13.45%
Gross profit	5,165,310	39.11%	2,520,426	26.23%	2,644,884	104.94%

Selling expenses	113,776	0.86%	135,658	1.41%	-21,882	-16.13%
General and administrative expenses	784,402	5.94%	781,247	8.13%	3,155	0.40%
Operating income	4,267,132	32.31%	1,603,521	16.69%	2,663,611	166.11%
Bad debts recovery	-	0.00%	554,188	5.77%	-554,188	-100.00%
Interest income	41	0.00%	63	0.00%	-22	-35.16%
Other income	-	0.00%	93,062	0.97%	-93,062	-100.00%
(Loss) gain on disposal of fixed assets	(1,081)	0.01%	-	0.00%	1,081	-
Interest expenses	115,809	0.88%	320,048	3.33%	-204,239	-25.38%
Other expenses	3,130	0.03%	-	0.00%	3,130
Income taxes	-	0.00%	-	0.00%	-
Net income	4,147,153	31.40%	1,930,786	20.09%	2,216,367	114.79%

Net revenue. Sales revenue increased by $3.6 million, or 37%, from $9.6 million for the three months ended September 30, 2008 to $13.2 million for the three months ended September 30, 2009. The increase was driven by the increase in sales volume of 6.1 million day-old broilers, or 26%, from 23.9 million birds for the three months ended September 30, 2008 to 30 million birds for the three months ended September 30, 2009. The increase in sales volume was the result of expansion in production capacity in year 2008 and 2009.

The sales growth was also driven by the increase in selling price. The selling price of day-old broilers increased from RMB2.57 per bird for the three months ended September 30, 2008 to RMB2.85 per bird for the three months ended September 30, 2009. This 10% increase in day old broiler price year over year was mainly due to the abnormal low price in the third quarter of year 2008, which has been affected by 2008 Olympic Games. Compared to the average price of RMB2.74 in the first nine months of year 2009, the price of RMB 2.85 in the third quarter of year 2009 was at a normal level.

Sales of retired breeder stocks increased by $89,000, or 27%, from $330,000 for the three months ended June 30, 2008 to $419,000 for the three months ended September 30, 2009. The sales growth was due to the significant increase in the volume of parent breeders at the end of 2008 and the early retirement of certain breeder stock whose productivity has decreased.

Sales of eggs increased by $12,000, or 10%, from $120,000 for the three months ended September 30, 2008 to $132,000 for the three months ended September 30, 2009. This increase is in line with the growth of the day-old broiler sales volume.

Since almost all the products of Taihong were supplied to its parent, PRC Yuhe, revenue contributed from Taihong’s external sales was $69,000, or 0.5%, of the Company’s total revenues for the three months ended September 30, 2009.

Cost of revenues. The Company’s cost of revenues increased by $0.9 million, or 13.5%, from $7.1 million for the three months ended September 30, 2008 to $8.0 million for the three months ended September 30, 2009. The main reason for the increase in the cost of revenues was the increase in sales volume, which was partially offset by a decrease in unit cost of day-old broilers.  The unit cost of day-old broilers decreased 12% from the three months ended September 30, 2008 to the three months ended September 30, 2009. This decrease was due to the Company’s expanded productivity which diluted allocated cost.

As a percentage of net revenues, the cost of revenues decreased by 13%, from 74% for the three months ended September 30, 2008 to 61% for the three months ended September 30, 2009. The decrease in cost of revenues as a percentage of net revenues was mainly due to the selling price increase and unit cost decrease as discussed above.

Sales of retired breeder stocks is $419,000 in the third quarter of year 2009, compared to the cost of the retired breeder stock being sold which is $330,000. The net increase is $89,000.

Gross profits. The Company’s gross profit increased by $2.64 million, or 105%, from $2.52 million for the three months ended September 30, 2008 to $5.16 million for the three months ended September 30, 2009. Gross profit as a percentage of net revenues was approximately 39.1% for the three months ended September 30, 2009, as compared to 26.2% for the three months ended September 30, 2008. Compared against the gross margin of 38% and 37% in year 2008 and 2007, the margin in the third quarter of year 2009 is at a normal level.

General and administrative expenses. The general and administrative expenses increased slightly by $3,000, or 0.4%, from $781,000 for the three months ended September 30, 2008 to $784,000 in the three months ended September 30, 2009. The general and administrative expenses comprised mainly of public company related expenses of $486,000 including the stock based compensation of $184,000, representing 63% of total general and administrative expenses, human resources and related expenses of $48,000, representing 6% of total general and administrative expenses, facilities and utility expenses of $78,000, representing 10% of total general and administrative expense, and travel expenses of $99,000, representing 13% of total general and administrative expenses.

Selling Expenses. The Company’s selling expenses decreased by $22,000, or 16%, from $135,000 for the three months ended September 30, 2008 to $113,000 for the three months ended September 30, 2009. The main reason for the decrease in the selling expense is the decrease in the packaging expense, which lowered 20% due to the price decreasing in package raw material. Selling expenses comprised mainly of packaging and packaging expenses of $81,000, representing 72% of total selling expenses, human resources and related expenses of $10,000, representing 9% of total selling expenses, and travel and office expenses of $15,000, representing 13% of total selling expense. Selling expenses as a percentage of revenues decreased from 1.41% in the three months ended September 30, 2008 to 0.86% in the three months ended September 30, 2009.

Interest expense. Interest expense decreased by $204,000, or 25%, from $320,000 for the three months ended September 30, 2008 to $116,000 for the three months ended September 30, 2009. Interest expense decreased because of the increase in interest being capitalized in construction in progress.

Other expense. Other expense amounted to $3,000 for the three months ended September 30, 2009. It consists mainly of donation payment.

Provision for Income Taxes. PRC Yuhe is a poultry company, and in accordance with the relevant regulations, the PRC government announced the exemption of income taxes on poultry producers, effective as of January 1, 2008.

The corporate income tax rate for its subsidiary Taihong is 25%. There is no provision for income tax because Taihong has a net operating loss carry forward which resulted in a deferred tax asset of $43,329 as of September 30, 2009. Taihong historically experiences net losses before income taxes, and management does not expect Taihong to generate net income before taxes in the future as its business is to supply feed to PRC Yuhe.

Net profit. Net profit increased by $2.22 million, or 115%, from $1.93 million for the three months ended September 30, 2008 to $4.15 million for the three months ended September 30, 2009, as a result of the factors described above.

Nine months Ended September 30, 2009 Compared to Nine months Ended September 30, 2008

Quarter to Date	All amounts, other than percentage, in U.S. dollars For the nine months ended September 30 2009	As a percentage of net revenues For the nine months ended September 30 2009	All amounts, other than percentage, in U.S. dollars For the nine months ended September 30 2008	As a percentage of net revenues For the nine months ended September 30 2008	Increase/ (Decrease) Dollar ($) For the nine months ended September 30 2009	Increase/ (Decrease) Percentage For the nine months ended September 30 2009	All amounts, other than Percentage, in U.S. dollars For the eight months ended September 30 2008	As a percentage of net revenues For the eight months ended September 30 2008	Increase/ (Decrease) Dollar ($) For the nine/eight months ended September 30 2009	Increase/ (Decrease) Percentage For the nine/eight months ended September 30 2009
			(Pro forma)	(Pro forma)			(As reported)	(As reported)

Sales revenue	33,956,993	100.00%	17,809,592	100.00%	16,147,401	90.67%	16,318,263	100.00%	17,638,730	108.09%
Costs of revenue	21,926,699	64.57%	13,070,040	73.39%	8,856,659	67.76%	11,732,602	71.90%	10,194,097	86.89%
Gross profit	12,030,294	35.43%	4,739,552	26.61%	7,290,742	153.83%	4,585,661	28.10%	7,444,633	162.35%

Selling expenses	315,372	0.93%	309,486	1.74%	5,886	1.90%	280,489	1.72%	34,883	12.44%
General and administrative expenses	2,163,639	6.37%	1,622,872	9.11%	540,767	33.32%	1,500,458	9.19%	663,181	44.20%
Operating income	9,551,283	28.13%	2,807,194	15.76%	6,744,089	240.24%	2,804,714	17.19%	6,746,569	240.54%
Bad debts recovery	-	-	860,996	-	(860,996)	-100.00%	641,103	-	(641,103)	-100.00%

Interest income	182	0.00%	4,523	0.03%	(4,342)	-95.99%	4,518	0.03%	(4,337)	-95.98%
Other income	20,635	0.06%	198,228	1.11%	(177,593)	-89.59%	105,036	0.64%	(84,401)	-80.35%
(Loss) gain on disposal of fixed assets	26,697	0.08%	-	0.00%	26,697	-	87,588	0.54%	(60,891)	-69.52%
Interest expenses	441,236	1.30%	849,335	4.77%	(408,099)	-48.05%	763,168	4.68%	(321,932)	-42.18%
Other expenses	3,595	0.01%	56,623	0.32%	(53,028)	-93.65%	56,342	0.35%	(52,747)	-93.62%

Income taxes	-	-	-	-	-		-	-	-
Net income	9,153,966	26.96%	2,964,983	16.65%	6,188,983	208.74%	2,823,449	17.30%	6,330,517	224.21%

The Company has consolidated the results of PRC Yuhe and Taihong into its Consolidated Financial Statements from January 1, 2009 to September 30, 2009 and February 1, 2008 to September 30, 2008. For comparative purposes, the Company has provided a pro forma Consolidated Statement of Operations from January 1, 2008 to September 30, 2008  (please refer to F-27–F-29) to provide comparable presentation to its reported results for the nine months ended September 30, 2009 and 2008. The Company believes that providing this pro forma financial statement as if it had consolidated PRC Yuhe and Taihong as of January 1, 2008 may assist investors in assessing performance between periods and in developing expectations of future performance.

Net revenue (As reported). Sales revenue increased by $17.6 million, or 108%, to $33.9 million for the nine months ended September 30, 2009 from $16.3 million for the period from February 1, 2008 to September 30, 2008.

Net revenue (Pro forma). Sales revenue increased by $16.1 million, or 90%, to $33.9 million for the nine months ended September 30, 2009 from $17.8 million for the nine months ended September 30, 2008. The increase was driven by the increase in sales volume of the Company’s day-old broilers by 38 million birds, or 94%, from 41 million birds for the nine months ended September 30, 2008 to 79 million birds for the nine months ended September 30, 2009. The increase in sales volume was a result of capacity expansion in year 2008 and 2009. The increase in sales volume was partially offset by a decrease in unit selling price. The selling price of day-old broilers decreased slightly from RMB 2.82 per bird for the three months ended September 30, 2008 to RMB 2.74, or 3%, per bird for the three months ended September 30, 2009. The price decrease was mainly due to the decreasing pork price, which led to a decrease in unit price of its substitution, chicken meat as discussed above, the pork price rebounded in the third quarter of year 2009.

Cost of revenues (As reported). The Company’s cost of revenues increased by $10.2 million, or 87%, to $21.9 million for the nine months ended September 30, 2009 from $11.7 million for the period from February 1, 2008 to September 30, 2008.

Cost of revenues (Pro forma). The Company’s cost of revenues increased by $8.9 million, or 68%, to $21.9 million for the nine months ended September 30, 2009 from $13.1 million for the nine months ended September 30, 2008. The main reason for the increase in the cost of revenues was the increase in sales volume, which was partially offset by a decrease in unit cost of day-old broilers.  The unit cost of day-old broilers decreased 19% from the three months ended September 30, 2008 to the three months ended September 30, 2009. This decrease was due to the Company’s expanded productivity which diluted allocated cost.

As a percentage of net revenues, the cost of revenues decreased by 8%, from 73% for the nine months ended September 30, 2008, to 65% for the nine months ended September 30, 2009. The lower cost of revenues as a percentage of net revenues for the nine months ended September 30, 2009 was attributable to the breeder stock having reached maturity level and normal egg production rates. This resulted in a lower unit-cost as there were more day-old broilers to absorb fixed hatching costs. For the comparative period in 2008, the cost of revenues as a percentage of net revenues is higher because the breeder stock has not matured in the first quarter 2008, causing a lower production rate and a higher unit-cost, affecting the nine months ended September 30, 2008.

Gross profit (As reported). The Company’s gross profit increased by $7.4 million, or 162% to $12 million for the nine months ended September 30, 2009 from $4.5 million for the period from February 1, 2008 to September 30, 2008.

Gross profit (Pro forma). The Company’s gross profit increased by $7.3 million, or 154%, to $12 million for the nine months ended September 30, 2009 from $4.7 million for the nine months ended September 30, 2008.  Gross profit as a percentage of net revenues was 35.4% for the nine months ended September 30, 2009, as compared to 26.6% for the nine months ended September 30, 2008. The increase was mainly attributable to the normal productivity level better leveraged sales price in the first nine months of year 2009.

General and administrative expenses (As reported). The general and administrative expenses increased by $0.66 million, or 44%, to $2.2 million for the nine months ended September 30, 2009 from $1.5 million for the period from February 1, 2008 to September 30, 2008.

General and administrative expenses (Pro forma). The general and administrative expenses increased by $0.54 million, or 33%, to $2.2 million for the nine months ended September 30, 2009 from $1.6 million for the nine months ended September 30, 2008. The increase in general and administrative expense was mainly due to the public company related expenses for the nine months ended September 30, 2009. The general and administrative expenses comprised mainly of public company related expenses of $1.2 million including stock based compensation of $545,000, representing 58% of total general and administrative expenses, human resources and related expenses of $0.2 million, representing 10% of total general and administrative expenses, facilities and utility expenses of $0.3 million, representing 13% of total general and administrative expense, and travel expenses of $0.3 million, representing 15% of total general and administrative expenses.

Selling Expenses (As reported). The Company’s selling expenses increased by $35,000, or 12%, to $315,000 for the nine months ended September 30, 2009 from $280,000 for the period from February 1, 2008 to September 30, 2008.

Selling Expenses (Pro forma). The Company’s selling expenses increased by $6,000, or 2%, to $315,000 for the nine months ended September 30, 2009 from $309,000 for the same period in 2008. Selling expenses comprised mainly of packaging and transportation expenses of $0.2 million, representing 64% of total selling expenses; human resources and related expenses of $45,000, representing 14% of total selling expenses; and travel and office expenses of $31,000, representing 16% of total selling expense. The increase in selling expenses was primarily due to the increase in sales volume. As a percentage of net revenues, selling expenses decreased by 0.81%, to 0.93% for the nine months ended September 30, 2009 from 1.74% for the same period in 2008. The Company’s selling expense will not increase in proportion with sales growth because the Company distributes its product through distributors.

Interest expenses (As reported). Interest expenses decreased by $322,000, or 26%, to $441,000 for the nine months ended September 30, 2009 from $763,000 for the period from February 1, 2008 to September 30, 2008. The decrease was due to the increase in interest being capitalized in construction in progress.  Excluding capitalized interest, interest expense on bank loans would have been $984,000 for the nine months ended September 30, 2009.

Interest expenses (Pro forma). Interest expenses decreased by $408,000, or 48%, to $441,000 for the nine months ended September 30, 2009 from $849,000 for the nine months ended September 30, 2008. Excluding capitalized interest, interest expense on bank loans would have been $984,000 for the nine months ended September 30, 2009. This increase in interest expense of $221,000 was due to the interest rate on bank loans for the year ended September 30, 2009 compared with the lower interest rates for the same period of 2008.

Net profit (As reported). Net profit increased by $6.3 million, or 220%, to $9.1 million for the nine months ended September 30, 2009 from net profit of $2.8 million for the period from February 1, 2008 to September 30, 2008, as a result of the factors described above.

Net profit (Pro forma). Net profit increased by $6.2 million, or 205%, to $9.1 million for the nine months ended September 30, 2009 from net profit of $2.9 million for the nine months ended September 30, 2008, as a result of the factors described above.

Liquidity and Capital Resources

The Company expects that its strong positive working capital of $10.57 million as of September 30, 2009 will meet its foreseeable working capital needs for the next 12 months from the date of this report as management believes the Company would be able to renew the $8.3 million bank loans that are due in the next 12 months.

 General

As of September 30, 2009, the Company had cash and cash equivalents of approximately $22.04 million. The following table provides detailed information about the Company’s net cash flow for the nine months ended September 30, 2009.

Nine months ended
September 30, 2009
Net cash provided by operating activities	$12,790,656
Net cash used in investing activities	(3,996,735)

Net cash used in financing activities	(210,412)
Effect of foreign currency translation on cash	40,836
Net cash inflow	8,624,345
Cash at beginning of period	13,412,205
Cash at end of period	$22,036,550

Operating Activities. Net cash provided by operating activities was $13 million for the nine months ended September 30, 2009. Net cash provided by operating activities was primarily attributable from the net income of $9.2 million; an increase of $0.5 million of advance from customers; an increase of $0.6 million of accounts payable; and noncash adjustment for depreciation of $1.6 million; non cash compensation of $0.5 million.  In addition, inventory level has remained fairly consistent at the $6 million to $6.6 million level; therefore, no significant impact to operating cash flow during the nine months ended September 30, 2009.

Investing Activities. Net cash used in investing activities for the three months ended September 30, 2009 was $4 million. It was mainly for capital expenditure in the building of breeder farms and payment of rental deposit for the breeder farms totaling $4.9 million for the nine months ended September 30, 2009. The following is a summary of the $4.9 million cash used in deposits paid and acquisition of property, plant and equipment:

Nine months ended
September 30,2009
Rental deposits	$2,587,750
Deposits paid for construction of breeding farm	1,053,085
Deposits paid for purchase of equipment	147,208
Purchase of equipment	548,303
Capitalized interest	542,765
Others	64,994
Total deposit paid and acquisition of property, plant and equipment	$4,944,105

Financing Activities. Net cash used in financing activities for the nine months ended September 30, 2009 was $210,412. Net cash used in financing activities was attributed to the decrease of the net payment to related parties for working capital purposes.

Loan Facilities

 As at September 30, 2009, maturities of the Company’s bank loans are as follows:

As of September 30, 2009
2010	8,336,258
2011	2,457,002

$10,793,260

All amounts, other than percentages, are in U.S. dollars

Type	Contracting Party	Valid period	Duration	Amount

Bank loan	Hanting Kaiyuan Rural Credit Cooperative	January 7, 2009-Jan 7, 2011	18 months	$1,067,626
Bank loan	Nansun Rural Credit	Nov 28,2008-Nov 28, 2010	24 months	4,826,255
Bank loan	Nansun Rural Credit	Dec 10, 2008-Dec 9, 2009	24 months	292,500
Bank loan	Nansun Rural Credit	May 17, 2008-May 17, 2010	36 months	3,656,253
Bank loan	Shuangyang Rural Credit	Oct 16,2008 -Oct 13, 2010	24 months	950,626
Total				$10,793,260

The Company has loan facilities from three institutions and the following are the material terms of such bank loans

 Loan from Hanting Kaiyuan Rural Credit Cooperative:

On January 8, 2009, PRC Yuhe renewed the loan agreement with Hanting Kaiyuan Rural Credit Cooperative. Pursuant to the loan agreement, Hanting Kaiyuan Rural Credit Cooperative loaned PRC Yuhe $1,067,626 at an interest rate of 7.56% per annum. PRC Yuhe is obligated under such loan agreement to pay interest monthly and repay the loan on its maturity date, January 7, 2011. The loan is secured by the plant and equipment of PRC Yuhe with a net book of $1,026,842 as of September 30, 2009.

Loans from Nansun Rural Credit:

PRC Yuhe renewed four loan agreements with Nansun Rural Credit on November 28, 2008.  The interest rate for the loan agreements is 13.82% per annum for the renewed bank loan agreement, compared to the original rate of 9.21%, which enjoyed the support of government. The total amount of these four bank loans is $4,826,255.

The other four loans with an outstanding balance of $3,656,253 from Nansun Rural Credit have an interest rate reduced from 12.1% to 8.64% due to the interest rate adjustment by the PRC government.

The last bank loan from Nansun Rural Credit with an outstanding balance of $292,500 was borrowed in October 2008 with an interest rate reduced from 10.46% to 7.56% per annum.

All loans are secured by the land use right and building of PRC Yuhe and Taihong with a net book value of $8,933,078 as of September 30, 2009.

 Loan from Shuangyang Rural Credit:

Taihong renewed the loan agreements with Shuangyang Rural Credit on October 16, 2008, amounting to $950,626. The interest rate for the loans is 9.83% per annum. Taihong is obligated under such loan agreements to pay interest monthly and repay the loans on their maturity date, October 13, 2010. The loans are secured by the plant and equipment of Taihong with a net book value of $931,914 as of September 30, 2009.

Due to related companies:

As of September 30, 2009, the Company has $2,194 due to Weifang Hexing Breeding Co., Ltd., a company for which Mr. Gao Zhentao serves as a director.  The amounts due to this related company are unsecured, interest free and have no fixed repayment date.  These loans are used for working capital purposes.

 Obligations Under Material Contracts

 Below is a table setting forth the Company’s material contractual obligations as of September 30, 2009:

	Payment due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Long-Term Debt Obligations	$10,793,260	$8,336,258	$2,457,002	-	-
Due to Related Companies	$5,612	$5,612	-	-	-
Operating Lease Obligations	$1,873,003	$22,530	$270,360	$180,240	$1,399,873
Capital Lease Obligations	-	-	-	-	-
Purchase Obligations	$1,101,256	$1,101,256	-	-	-

Other Long-Term Liabilities Reflected on the Registrant’s Balance Sheet under GAAP	-	-	-	-	-
Total	$13,773,131	$9,465,656	$2,727,362	$180,240	$1,399,873

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


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


Trade receivable  –   Trade receivables are recognized and carried at the original invoice amount less an allowance for any uncollectible amounts. An estimate for doubtful accounts is made when collection of the full amount is no longer probable. Bad debts are written off as incurred.


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


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


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


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


Guarantee Expense  - The Company accounts for its liability for products guaranteed in accordance with FASB ASC 460, “Guarantees” (“FASB ASC 460”).  Under FASB ASC 460, the aggregate changes in the liability for accruals related to product warranties issued during the reporting period must be charged to expense as incurred.

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


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


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


Significant Estimate s - Relating to Specific Financial Statement Accounts and Transactions Are Identified - The financial statements include some amounts that are based on management’s best estimates and judgments. The most significant estimates relate to allowance for uncollectable accounts receivable, inventory work in process valuation and obsolescence, depreciation, useful lives, taxes, and contingencies. These estimates may be adjusted as more current information becomes available, and any adjustment could be significant.


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


Fair value of financial instruments – FASB ASC 825, “Disclosures about Fair Value of Financial Instruments” (“FASB ASC 825”) requires entities to disclose the fair values of financial instruments except when it is not practicable to do so. Under FASB ASC 825, it is not practicable to make this disclosure when the costs of formulating the estimated values exceed the benefit when considering how meaningful the information would be to financial statement users.

The fair values of all assets and liabilities do not differ materially from their carrying amounts. None of the financial instruments held are derivative financial instruments and none were acquired or held for trading purposes during the period ended September 30, 2009 and December 31, 2008.


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

The Company’s management, with the participation of its chief executive officer and chief financial officer, Messrs. Gao Zhentao and Hu Gang, respectively evaluated the effectiveness of its disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports, such as this 10-Q, that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.  Based on that evaluation, Messrs. Gao and Hu concluded that because of the existence of certain related party loans in violation of Section 402 of the Sarbanes-Oxley Act of 2002 contributed to in part by a lack of review and approval of these related party loans by independent directors constituting a significant deficiency in internal control over financial reporting, the Company’s disclosure controls and procedures were not effective as of September 30, 2009.  As of September 30, 2009, the Company advanced money to four related parties with a total outstanding amount in excess of $2.77 million, of which, the Company advanced over $2.77 million to one related party, Shandong Yuhe Food Group Co., Ltd.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

None.

ITEM 5. OTHER INFORMATION

Make Good Escrow Agreements

According to the Consolidated Statements of Income and Comprehensive Income of the Company in its Form 10-K for the fiscal year ended December 31, 2008 filed by the Company with the Securities and Exchange Commission on March 31, 2009, which was subsequently amended for other reasons, the Company’s After Tax Net Income for the fiscal year ended December 31, 2008 was reported as $10,524,885, which has exceeded the 2008 Guaranteed After Tax Net Income, as defined in the Make Good Escrow Agreements described below.

The Company entered into a Make Good Escrow Agreement, dated March 12, 2008, with Mr. Kunio Yamamoto, the “Make Good Pledgor”, Tri-State Title & Escrow, LLC, the “Escrow Agent”, Roth Capital Partners LLC, “Roth Capital” and each of the investors in the private offering of securities of the Company.  On July 31, 2009, Roth Capital executed a Form of Release and instructed the Escrow Agent to release 1,679,992 shares of common stock, the 2008 Make Good Shares, to Mr. Kunio Yamamoto, the Make Good Pledgor.  On or about August, 2009, 1,679,992 shares of the Company’s common stock were released to Mr. Kunio Yamamoto.

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

The NASDAQ Stock Market, the “Exchange”, informed the Company that the Exchange had approved the listing of the Company’s common stock on the Exchange. The Company’s common stock ceased trading on the OTC Bulletin Board and commenced trading on the Exchange on October 30, 2009 under the trading symbol “YUII”.

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

DATED: November 11, 2009

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