Form 10-K
period 2009-12-31
YUHE INTERNATIONAL, INC.
filed 2010-03-31
CIK 1047857

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2009 .

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐  No  ☒

The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2009, based upon the closing price of the common stock as reported by the OTC Bulletin Board under the symbol “YUII” on such date, was approximately $64,461,000.

There were 15,722,180 shares of the registrant’s common stock issued and outstanding as of March 1, 2010.

YUHE INTERNATIONAL, INC.
FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2009

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

Forward-Looking Statement

 This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934.  These statements relate to future events or the Company’s future financial performance.  The Company has attempted to identify forward-looking statements by terminology including “anticipates,” “believes,” “expects,” “can,” “continue,” “could,” “estimates,” “intends,” “may,” “plans,” “potential,” “predict,” “should” or “will” or the negative of these terms or other comparable terminology.  Such statements are subject to certain risks and uncertainties, including the matters set forth in this report or other reports or documents the Company files with the Securities and Exchange Commission from time to time, which could cause actual results or outcomes to differ materially from those projected.   In evaluating these statements, you should specifically consider various factors, including the risks outlined in the section of the Registrant’s prospectus entitled “Risk Factors.” These factors may cause the Company’s actual results to differ materially from any forward-looking statement as a result of a number of risks and uncertainties, including without limitation: (a) limited amount of resources devoted to expanding the Company’s business plan; and (b) the Company’s failure to implement its business plan within the time period it originally planned to accomplish.  Although the Company believes that the expectations reflected in the forward-looking statements are reasonable, the Company cannot guarantee future results, levels of activity, performance or achievements.  Undue reliance should not be placed on these forward-looking statements which speak only as of the date hereof.  The Company’s expectations are as of the date this Form 10-K is filed, and the Company does not intend to update any of the forward-looking statements after the date this Annual Report on Form 10-K is filed to confirm these statements to actual results or to changes in the Company’s expectations, unless required by law.

PART I

ITEM 1. DESCRIPTION OF BUSINESS.

Overview

Through the Company’s operating subsidiaries, the Company is a supplier of day-old chicken raised for meat production, or broilers, in the People’s Republic of China, the “PRC” or “China”. The Company purchases parent breeding stock from breeder farms, raises them to produce hatching eggs, and hatches the eggs to day-old broilers. Currently, the Company has 28 breeder farms with 15 in operation and two hatcheries with a total annual capacity of 1.2 million sets of breeders and 120 hatchers through its wholly-owned subsidiary, Weifang Yuhe Poultry Co. Ltd., “PRC Yuhe”. The remaining 13 breeder farms were purchased in December 2009 and are undergoing renovations. They are expected to be in full operation by the third quarter of 2010. The Company’s day-old broilers are primarily purchased by broiler farms and integrated chicken companies for the purpose of raising them to market-weight broilers. The Company’s customers are located in the ten provinces and special municipalities centered around Shandong Province, which are Jiangsu, Anhui, Henan, Hebei, Jilin, Liaoning, Heilongjiang, Tianjin, Beijing, and Shanghai. In connection with the Company’s day-old broiler business, the Company also operates a feed stock company named Weifang Taihong Feed Co. Ltd., or “Taihong”, whose primary purpose is to supply feed stock to the Company’s breeders. The Company’s operations are conducted exclusively by its subsidiaries, PRC Yuhe and Taihong, in China.

The Company’s principal executive office is located at 301 Hailong Street, Hanting District, Weifang, Shandong Province, The People’s Republic of China. The Company’s Internet address is http://www.yuhepoultry.com.

Unless otherwise noted, all historical information prior to March 12, 2008 refers to PRC Yuhe and Taihong. Effective on April 4, 2008, the Company amended its articles of incorporation to effect a 1-for-14.70596492 reverse stock split of its common stock.  For ease of reading, all references to shares will be based on the post split basis.

History and Background

First Growth Investors, Inc.

First Growth Investors, Inc., “First Growth”, was incorporated under the laws of the State of Nevada on September 9, 1997. First Growth was formed to buy and sell vintage wines. Since 2003 First Growth was not engaged in any substantive business activities or operations prior to the acquisition of Bright Stand described below.

The Company entered into a Stock Purchase Agreement, the “Stock Purchase Agreement”, with Halter Financial Investments, L.P., a Texas limited partnership, “Halter Financial”, dated as of November 6, 2007, pursuant to which it agreed to sell to Halter Financial 951,996 shares of its common stock for $425,000.

Halter Financial and the then serving members of the Board of Directors of First Growth entered into arm’s length negotiations regarding the acquisition of Halter Financial’s ownership interest. The amount paid was based on the business prospects of First Growth and the perceived value of a control position in similarly situated publicly-traded shell corporations. The transaction closed on November 16, 2007. As a result of the transaction, Halter Financial held 951,996 shares, or 87.5% of the Company’s 1,087,994 shares, of common stock then outstanding following the completion. The 87.5% interest purchased by Halter Financial was fairly valued at $425,000. Halter Financial advised First Growth that its purchase price was based on the results of its research into the prices paid by other groups to acquire control positions in publicly-traded shell companies similarly situated as First Growth at the time Halter Financial acquired its position in First Growth. The Stock Purchase Agreement also required the Company’s Board of Directors to declare and pay a special cash dividend of $3.088 per share to the Company’s shareholders on November 19, 2007. Halter Financial did not participate in such dividend. The dividend was payable to shareholders of record on November 15, 2007, which was prior to the date the shares were issued to Halter Financial under the Stock Purchase Agreement. The dividend payment date was November 19, 2007. The dividend was payable to the Company’s shareholders who held 135,999 shares of the Company’s common stock and resulted in a total dividend distribution of $420,000. The funds for the dividend came from the $425,000 proceeds received from the sale of common stock to Halter Financial. Mr. Richard Crimmins was appointed as an officer and director of First Growth at the request of Halter Financial as a result of the change in control transaction whereby Halter Financial became First Growth’s principal shareholder. Richard Crimmins is neither an officer, director nor shareholder of Halter Financial. Prior to November 2007, neither Halter Financial nor its affiliates had a material relationship with any of First Growth’s shareholders. After Halter Financial became a 87.5% shareholder of First Growth pursuant to the Stock Purchase Agreement, there was a potential conflict of interest associated with an affiliate of Halter Financial, HFG International, Limited, advising Bright Stand about its purchase of a U.S. shell company, First Growth. Despite this potential conflict of interest, HFG International, Limited has informed the Company that its advice to Bright Stand was based on its research results into the prices paid by other groups to acquire control positions in publicly traded shell companies, which were similarly situated as First Growth at the time Bright Stand acquired First Growth.

Bright Stand International Co., Ltd.

Bright Stand International Co., Ltd., “Bright Stand”, was incorporated on August 3, 2007 and has a registered capital of $100. Bright Stand did not have any operating activities from August 3, 2007 (inception) to March 12, 2008. Kunio Yamamoto, a Japanese citizen, was the sole shareholder of Bright Stand through March 12, 2008.

Weifang Yuhe Poultry Co., Ltd.

PRC Yuhe is the wholly-owned subsidiary of Bright Stand. PRC Yuhe was founded in March 1996 by Gao Zhentao and Sun Haoguo, with each of them owning, respectively, 60% and 40% of its equity interest. From its formation through its acquisition by Bright Stand, PRC Yuhe was effectively controlled by Gao Zhentao, the Company’s chief executive officer. The principal business of PRC Yuhe is breeding poultry, hatchlings and selling chicken.

Weifang Taihong Feed Co., Ltd.

Taihong was founded in May 2003 by Shandong Yuhe Food Group Co., Ltd., “Yuhe Group”, a PRC company based in Shandong Province, and Gao Zhenbo, the brother of the Company’s chief executive officer, Gao Zhentao, with Yuhe Group and Mr. Gao owning, respectively, 56.25% and 43.75% of its equity interest. Yuhe Group is an entity controlled by the Company’s chief executive officer, Gao Zhentao, and his brother, Gao Zhenbo. The principal business of Taihong is the production and sale of feed and feed additives, primarily to PRC Yuhe. On September 14, 2007 Yuhe Group transferred all of its interests in Taihong to PRC Yuhe in a reorganization of equity interest under common control. The 43.75% equity stake in Taihong owned by Gao Zhenbo was subsequently transferred to Bright Stand in the course of the corporate reorganization transactions described below.

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

Effective March 12, 2008, the Company closed an Equity Transfer Agreement with Bright Stand and Kunio Yamamoto, a Japanese person, the sole former shareholder of Bright Stand. Pursuant to the terms of the Equity Transfer Agreement, the Company acquired all of the outstanding capital stock of Bright Stand from Mr. Yamamoto in exchange for 8,626,318 shares of the Company’s common stock. At the closing, Bright Stand became the Company’s wholly-owned subsidiary. Immediately following the date of the Equity Transfer Agreement, Mr. Yamamoto held 8,626,318 shares of the Company’s common stock. Neither Halter Financial nor Mr. Yamamoto had any role in identifying the accredited investors who purchased the Company’s unregistered securities on March 12, 2008.

There is no direct or indirect connection between Mr. Yamamoto and the former shareholders of PRC Yuhe and Taihong, including Mr. Gao Zhentao, Mr. Gao Zhenbo, and Mr. Sun Haoguo. The acquisitions of PRC Yuhe and Taihong by Bright Stand closed on January 31, 2008 after obtaining the relevant approval from the Shandong Province counterpart of the Ministry of Commerce. There is no direct or indirect connection between Mr. Yamamoto and the former shareholders of First Growth. Mr. Yamamoto does not currently have any roles with the Company, except as the Company’s shareholder. Mr. Gao Zhenbo and Mr. Sun Haoguo do not currently have any roles with the Company.

Equity Investment by Private Placement Investors

On March 12, 2008, the Company consummated with 25 accredited investors, the “Investors”, a private placement of 5,829,018 shares of its common stock for an aggregate purchase price of approximately $18,000,000. The Investors were (i) Pinnacle Fund, L.P., (ii) Pinnacle China Fund L.P., (iii) Black River Commodity Select Fund Ltd., (iv) Black River Small Capitalization Fund Ltd., (v) Marion Lynton, (vi) Ardsley Partners Fund II, LP, (vii) Ardsley Offshore Fund, Ltd, (viii) Ardsley Partners Institutional Fund, LP; (ix) Investment Hunter, LLC, (x) Guerrilla Partners LP, (xi) Hua-Mei 21st Century Partners, LP, (xii) Ruoling Wang, (xiii) Guli Ping, (xiv) Wu Mijia, (xv) Dehua Qian, (xvi) Southwell Partners, L.P, (xvii) Westpark Capital, L.P, (xviii) Straus Partners, LP, (xix) Straus-GEPT Partners, LP, (xx) Atlas Allocation Fund, LP, (xxi) Chestnut Ridge Partners, LP, (xxii) Ancora Greater China Fund, LP, (xxiii) Kevin B. Halter Jr, (xxiv) Octagon Capital Partners, and (xxv) Howard H. Lu.

The agreements the Company entered into with the Investors included a Securities Purchase Agreement, a Registration Rights Agreement, Make Good Escrow Agreements and various ancillary agreements and certificates, disclosure schedules and exhibits in connection therewith. The following is a summary of their material terms.

Securities Purchase Agreement

Among other things, under the Securities Purchase Agreement, Mr. Yamamoto has delivered a certain number of shares of the Company’s common stock owned by him to the investors pro-rata in accordance with their respective investment amount for no additional consideration if: (i) the Company’s after tax net income for the Company’s fiscal year ended on December 31, 2009 is less than 95% of $13,000,000; and (ii) the Company’s earnings per share reported in the fiscal year ending on December 31, 2009 is less than $0.74 on a fully diluted basis, the “Low Performance Events”.  Mr. Yamamoto has placed an aggregate of 3,359,889 shares of common stock, “Make Good Shares”, into an escrow account pursuant to the terms of the Make Good Escrow Agreement by and among the Company, Mr. Yamamoto, the Investors and the escrow agent named therein. If the Company does not achieve the targets in 2009, 50% of the Make Good Shares will be conveyed to all private placement Investors and Halter Financial pro-rata in accordance with their respective investment amount for no additional consideration. If the foregoing Low Performance Events do not occur, all the Make Good Shares will be transferred to Mr. Yamamoto. As the Company has achieved its 2008 earnings target, on July 31, 2009, Roth Capital executed a Form of Release and instructed the Escrow Agent to release 1,679,992 shares of common stock, the 2008 Make Good Shares, to Mr. Kunio Yamamoto, who received such shares in or about August, 2009.  HFG International Limited also executed a Form of Release to release 235,196 shares of the Company’s common stock to Mr. Kunio Yamamoto, who received such shares on or about April 27, 2009.

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

Registration Rights Agreement

With respect to the 5,829,018 shares issued to the investors at closing on March 12, 2008, the Company is required to file a resale registration statement on Form S-1 or any other appropriate form (i) within 60 days following the closing for purposes of registering the resale of these shares, (ii) within 15 days with respect to any additional registration statement, (iii) within 15 days with respect to any additional registration statements required to be filed due to SEC Restrictions, (iv) within 30 days following the date on which it becomes eligible to utilize Form S-3 to register the resale of common stock, or (v) within 45 days following the date the Make Good Shares are delivered by Mr. Yamamoto to the investors. Among other things, the Company will be required to pay the investors liquidated damages if it fails to file a registration statement by the above filing deadlines or if it does not promptly respond to comments received from the SEC. The liquidated damages accrue at a rate of 0.5% per month of the aggregate investment proceeds received from the investors, capped at 5% of the total investment proceeds. The Company filed a Registration Statement on Form S-1 on May 12, 2008.  On December 29, 2008, the Company’s Registration Statement was declared effective by the Securities and Exchange Commission, registering a total of 4,730,251 shares of the Company’s common stock for re-sale by certain selling shareholders, instead of 5,829,018 shares as contemplated by the registration rights agreement following the Company’s discussion with the Securities and Exchange Commission.

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

Name Change to Yuhe International, Inc., Reverse Stock Split and Migration to NASDAQ

Effective April 4, 2008, the Company amended its articles of incorporation to (i) change its name from “First Growth Investors, Inc.” to “Yuhe International, Inc.”, and (ii) effect a 1-for-14.70596492 reverse stock split of its common stock. The Company’s Board of Directors and shareholders approved the name change and the reverse stock split pursuant to the Nevada Revised Statutes. The number of authorized shares of common stock remains unchanged at 500 million.

The change of the Company’s name and the reverse stock split were reflected in the Amended and Restated Articles of Incorporation filed on April 4, 2008 with the Secretary of State of Nevada, a copy of which was attached as Exhibit 3.1 to an 8K filed on April 10, 2008. The name change became effective with NASDAQ’s Over-the-Counter Bulletin Board at the opening of trading on April 7, 2008, under the new stock symbol of “YUII.OB”.

On October 21, 2009, The NASDAQ Stock Market, the “Exchange”, informed the Company that the Exchange had approved the listing of the Company’s common stock on the Exchange.  The Company’s common stock ceased trading on the Over-the-Counter Bulletin Board and commenced trading on the Exchange on October 30, 2009 under the trading symbol “YUII”.

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

As of December 31, 2009, Mr. Kunio Yamamoto was the Company’s significant shareholder: Mr. Yamamoto owned 48.7%, of the total outstanding shares of the Company’s common stock.

The following chart depicts the Company’s organizational structure:

The Company’s Business: Day-Old Broilers

The Company’s business is part of the commercial broiler supply chain, which is illustrated below.

The figure above illustrates the entire supply chain of broiler chicken. Day-old broilers are one-day-old broilers that are sold to broiler raisers. Day-old broilers sold by the Company’s wholly-owned subsidiary, PRC Yuhe, are the Company’s primary source of revenue.

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

In 2009, PRC Yuhe generated  99.3% of the Company’s revenues. Taihong’s sale of feed to unaffiliated third parties generated 0.7%. Taihong is also the primary supplier of feed to PRC Yuhe. In addition to selling day-old broilers, the Company also sells related chicken products, non-productive parent breeders, and a small amount of feed for livestock and poultry. While the Company produces substantially all of its inventory of hatching eggs through its own parent breeders, it occasionally purchases additional hatching eggs from unaffiliated third parties to meet market requirements.

The Company provides a 98% guaranteed survival rate by delivering an additional 2% of its day-old broilers. For example, the Company delivers two additional day-old broilers to its customers for every order of 100 day-old broilers, the cost for these two additional broilers has already been included in the Company’s cost of sales and therefore no further liability needs to be accrued. Any loss of broiler chicken solely caused by customers is excluded from the guarantee. Guarantee expense for 2009 was $0. In 2008, the total guarantee expense was $65,769.

The Company will provide additional compensation to its customers if the survival rate falls below 96% after taking into consideration the additional 2% broilers given out.

According to paragraph Accounting Standards Codification (“ASC”) Topic 310, a loss contingency should be accrued for if it is probable that a liability had been incurred at the date of the financial statements and the amount of loss can be reasonably estimated. The Company determined that a product liability need not be accrued for the reporting period because there is only a remote chance that the survival rate will fall below 96% based on historical experience. In 2008, $65,769 was recorded as guarantee expense to customers; guarantee expense for 2009 was $0.

The Day-Old Broiler Industry in China; Competition

The market for day-old broilers in China is highly fragmented. Shandong Province has the highest number of day-old broilers in China. The Company’s market share was approximately 3% in China in 2009 and the Company sold 110,000,000 day-old broilers in 2009.

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

Breeder Supply

PRC Yuhe’s suppliers (including distributors of suppliers) in 2009 were as follows:

		2009
Suppliers	Suppliers of	Amount	% of
		($ ,000)	Total
Wang Jianbo	Eggs	3,649	11.99%
Tang Xinming	Corn	2,745	9.02%
Ma Suping	Soybean	2,712	8.91%
Gao Ping	Eggs	2,589	8.51%
Liu Dianbao	Eggs	1,325	4.35%
Xu Zhenming	Eggs	1,182	3.88%
Shanghai Shen De Equipment Co., Ltd.	Equipment	834	2.74%
Zhang Chun Mao	Coal	833	2.74%
Shandong Yisheng Poultry Co., Ltd.	Chicken breeders	704	2.31%
Jiang Zhaolin	Eggs	548	1.80%
Total		17,121	56.25%

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

In 2009, the Company began to purchase feed from Shandong Purina Feed Company, a subsidiary of Cargill. By the end of 2009, about 50% of the Company’s feed is using Purina products. Based on the contract with Purina, the feed cost will not be higher than the Taihong feed cost. In the Company’s on-going operation, Purina will supply the majority of the Company feed, Taihong will supply the residue part. Taihong will continue to operate as the back-up feed supply source.

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

Customers and Distribution

Through PRC Yuhe, the Company’s customers are principally comprised of distributors and end users such as integrated chicken companies, broiler raising companies and individual broiler raisers. Approximately one hundred percent of the Company’s total sales are made through third party distributors and thirty-two percent of the Company’s sales are to five largest distributors. Forty-two percent of the Company’s sales volume is to distributors with five to ten years of relationship with us.

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

The table below sets out the Company’s top ten major direct customers. Sales to PRC Yuhe’s major end users in 2009 and 2008 were as follows:

	2009
Customers	Amount	% of
	($ ,000)	Total
Wei Yunchao	5,067	10.71%
Wang Jianbo	3,733	7.89%
Li Chuanwang	3,096	6.55%
Jia Deliang	1,926	4.07%
Tian Liqiu	1,261	2.67%
Geng Naiwei	983	2.08%
Chen Shiwen	946	2.00%
Yang Lunhao	939	1.99%
Wang Yaocheng	902	1.91%
Song Fuquan	892	1.89%
Total	19,744	41.75%

Employees

As of December 31, 2009, PRC Yuhe and Taihong had 1,230 full-time employees. Among these full-time employees, 120 employees, who are key technical and operational personnel, have directly signed employment contracts with the Company. The remaining employees who are unskilled workers have signed their employment contracts with Weifang Chuangfu Labor Co., Ltd., an outside labor contracting company that provides employees to meet the Company’s staffing needs. The Company compensates the employees of Weifang Chuangfu Labor Co., Ltd. directly for the services that these employees render to it and pays Weifang Chuangfu Labor Co., Ltd. a yearly service fee. Bright Stand has no employees.

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

Facilities

Except for its breeder farms, PRC Yuhe owns buildings/fixtures and land use rights of all the other lands used for its operations. Taihong leases all the land and buildings used for its operations from PRC Yuhe.

PRC Yuhe owns the land use rights to five parcels of land in Weifang, Shandong Province, totaling approximately 155,956 square meters. PRC Yuhe has obtained from the relevant governmental authorities the Land Use Right Certificates of these five parcels of land. PRC Yuhe has also obtained Building Ownership Certificates for all the buildings and fixtures erected on those aforementioned five parcels of land. The first parcel comprises 25,040 square meters and is the location of hatchery factory No 1 operated by PRC Yuhe. The second parcel of property comprises 31,450 square meters and is the location of the Company’s corporate headquarters and living quarters for the Company’s staff. The third parcel comprises 21,470 square meters which, together with all the buildings erected on it, has been leased to Taihong for its operation of the feed mill. The exclusive rights to use each of the foregoing three parcels of land are valid for a period of 50 years and will expire in 2052 and 2053. The fourth parcel of property comprises 24,636 square meters and is the location of hatchery factory No 2 operated by PRC Yuhe. The exclusive rights to use the fourth parcel of land are valid for a period of 50 years and will expire in 2057.  The fifth parcel of property comprises of 53,360 square meters and the Company is in the process of applying for a land use certificate

PRC Yuhe has recently purchased in December 2009 13 breeder farms covering a total area of 37 hectares (560 mu) and acquired all the ground buildings thereon and the land use rights thereto for 36 years.  It already paid 80% of the purchase price on or before December 31, 2009 and will pay the remaining balance within 2 months after formal delivery of these farms, which is expected to take place in March 2010.  It will apply to obtain the relevant Land Use Right Certificates and the Building Ownership Certificate for these 13 breeder farms in due course.

As to the other 13 breeder farms, Yuhe PRC does not directly own land or land use rights for these breeder farms, but leases approximately 374,000 square meters of land to house these farms. PRC Yuhe has built on the leased land various buildings to house its breeder farms. These buildings are considered temporary structures.  Because PRC Yuhe does not own these lands for these 13 breeder farms, it did not apply for and was not granted the Land Use Right Certificate and Building Ownership Certificate for these breeder farm lands it leased and the buildings it has erected on the leased land. However, PRC Yuhe has the right to use the breeder farm lands as specified in the Lease Agreement, which typically last about twenty to forty years. During the term of the relevant Lease Agreement, all the buildings and fixtures erected by PRC Yuhe on the leased breeder farm lands are protected by PRC law and PRC Yuhe can freely dispose of them.

As of December 31, 2009, both PRC Yuhe and Taihong are not covered by any insurance. It is the Company’s understanding that other large agricultural factory entities in China in the same industry are not covered by insurance as well. The Company would like to insure both day-old broilers and parent breeders, which are its main asset; however, such insurance policies are not available in China.

As of December 31, 2009, the Group had capital commitment amounting to $19,632,305 in relation to the construction cost, land acquisition and farm acquisition for PRC Yuhe and the Group paid deposits of $1,568,907 related to these commitments and recorded under Deposits paid for acquisition of long term assets.  Further details are set out in the financial statements.

The following is a summary of some of the Company’s investment in acquisition of land and farm construction as of December 31, 2009.

Land for Hatchery Farm No. 3

On June 10, 2008, PRC Yuhe entered into an agreement with Shandong Meiweite Food Ltd. and purchased land use rights for 45 years to an area covering 26,666 square meters.  According to the agreement, the total consideration for the sale and purchase is RMB 10 million, or approximately equivalent to $1.5 million, and a sum of RMB 9 million, or approximately equivalent to $1.3 million, has been paid according to the terms of such agreement. PRC Yuhe will manage and utilize the land to build a new hatchery, bringing the total number of hatchery farms to three by the end of May 2010.

Purchase of Breeding Farms Nos. 3 & 4

On June 7, 2008, PRC Yuhe entered into an agreement with Shandong Anrui Poultry Feed Ltd. and purchased land and the building on it for a total consideration of RMB 17 million, or approximately $2.5 million, and a sum of RMB 16 million, or approximately $2.4 million, has been paid according to the terms of such agreement.  PRC Yuhe will utilize this facility as one of its breeding farms without the need to pay for lease payments after such agreement was signed.  PRC Yuhe will have avoided annual lease payments of $500,000. The capacity of this breeding farm is 100,000 sets of parent breeders.

Construction of Breeding Farm No. 1

On August 15, 2008, PRC Yuhe completed construction work and facilities to set up the southern farm of breeding farm No 1.  On August 30, 2008, PRC Yuhe purchased 100,000 sets of parent breeders and began to feed.  By the end of December 2008, PRC Yuhe has spent RMB 29 million, approximately equivalent to $4.5 million, to build breeding farm No 1.  The breeding farm can be split into the southern and the northern regions.  The northern farm construction work and facilities have been set up by the end of February 2010.  The capacity of the northern factory is 130,000 sets of parent broilers.  The residual payment is RMB 6 million, approximately equivalent to $0.9 million, for the building and facilities; and RMB 4.9 million, approximately equivalent to $0.72 million, in machinery and is scheduled to be paid progressively from March 2010.

Construction of Breeding Farm Nos. 2, 3, 5, 6, 7

On December 6, 2008, PRC Yuhe entered into a construction agreement with a contractor to build and renovate five of its breeding farms for a total consideration of RMB2.6 million, approximately equivalent to $380,000. The construction has been completed at the end of October 2009.  The residual scheduled payment is RMB600,000, approximately equivalent to $87,750, and is scheduled to be paid by the end of March 2010.

Construction of Steel Structural Surface for Hatchery Farm No. 3

On December 10, 2008, PRC Yuhe entered into a construction agreement with a contractor to build the steel structure for its hatchery farm No. 3 for a total consideration of RMB3.9 million, approximately equivalent to $570,410. The estimated completion date of construction is postponed to May 2010 because of the cold weather and construction will start once the weather is getting warm.  The residual scheduled payment is RMB2 million, approximately equivalent to $292,520 and is scheduled to be paid two months after completion of construction.

Construction of Breeding Farm and Steel Structural Surface

On June 23, 2009, PRC Yuhe entered into two construction agreements with contractors to build part of the above breeding farms and construct the steel structure for a total consideration of RMB 6,112,300, approximately equivalent to $893,980, and RMB5,887,800, approximately equivalent to $861,140, respectively.  The constructions have been completed as of December 31, 2009.  As of December 31, 2009, the Company has paid RMB5,340,000, approximately equivalent to $781,020, and RMB5,140,000, approximately equivalent to $751,770, respectively to these two suppliers.  The residual scheduled payments are RMB772,300, approximately equivalent to $112,960, and RMB747,800, approximately equivalent to $109,370, and are scheduled to be paid in May 2010.

Acquisition of 13 breeder farms

On December 24, 2009, PRC Yuhe entered into an agreement to purchase thirteen breeder farms at a total consideration of RMB103,870,000, approximately equivalent to $15,191,891.  As of December 31, 2009, PRC Yuhe has paid 80% of the total consideration, or RMB 83,000,000, approximately equivalent to $12,139,472. The remaining balance will be paid within two months after formal delivery of the farms, expected in early Oct 2010. The farms cover a total area of 37 hectares (560 mu), for which PRC Yuhe acquired all the ground buildings as well as the land use rights for 36 years. The purchase price also includes in-house breeding facilities which supply feed, water and air to the parent breeders. PRC Yuhe expects to spend RMB17,000,000, approximately equivalent to $2,490,000 for renovation.

Purchase of Land Use Right, Building and Facilities

On December 26, 2009, PRC Yuhe entered into an agreement with Yejiazhuangzi Villagers Commission to purchase the land use rights for 50 years of a 5.3 hectare (80 mu) parcel of land for RMB18.0 million, approximately equivalent to $2,632,657, which was paid at the end of 2009. PRC Yuhe also paid an additional RMB2 million, approximately equivalent to $292,517 for a building and other facilities within the area. The construction of this new breeder farm commenced in February 2010 and is expected to finish by the second quarter of 2010. The total capital expenditure for construction and equipment is expected to be approximately RMB17 million, approximately equivalent to $2,486,000.

Construction of Breeding Farm No. 1 northern region

On March 1, 2010, PRC Yuhe completed construction work and facilities of breeding farm no. 1 northern region.  This breeder farm covers an area of 20.6 acres (125 mu) and has capacity for 130,000 parent breeders.

Equipment Leasing and Rental Arrangement

On November 11, 2008, PRC Yuhe entered into equipment leasing agreement and property rental agreement, collectively, the “Agreements”, with Shandong Nongbiao Purina Feed Co., Ltd., “Shandong Nongbiao Purina”. Shandong Nongbiao Purina will construct a feed production facility on a property leased from PRC Yuhe and become the exclusive feed supplier for PRC Yuhe. Pursuant to the terms and conditions of the Agreements, Shandong Nongbiao Purina will lease certain equipment for feed production from, and install them at the premises owned by PRC Yuhe. The lease term for both the equipment leasing agreement and property rental agreement is 10 years. After completion of the feed production facility, the lease term commenced on July, 2009 when the production began.  Shandong Nongbiao Purina shall pay to PRC Yuhe an annual rental payment for the leased land, premises and facilities of RMB 1,500,000, approximately equivalent to $219,390.  As at December 31, 2009, rental payment of $109,695, approximately equivalent to RMB750,000, has been received from Shandong Nongbiao Purina.  The rent payable by Shandong Nongbiao Purina under the rental agreement will be offset against the prepaid equipment rental costs of RMB10,000,000, approximately equivalent to $1,462,290.  As at December 31, 2009, Shandong Nongbiao Purina advanced USD1,040,340, approximately equivalent to RMB7,113,000, to PRC Yuhe as rental payment and was recorded as advances from customers.

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

ITEM 3.   LEGAL PROCEEDINGS.

Neither the Company nor any of its direct or indirect subsidiaries is a party to, nor is any of its property the subject of, any legal proceedings other than ordinary routine litigation incidental to their respective businesses. There are no proceedings pending in which any of the Company’s officers, directors, promoters or control persons are adverse to it or any of the Company’s subsidiaries or in which they are taking a position or have a material interest that is adverse to it or any of its subsidiaries.

Neither the Company nor any of its subsidiaries is a party to any administrative or judicial proceeding arising under federal, state or local environmental laws or their Chinese counterparts.

ITEM 4.   RESERVED.

PART II

ITEM 5.   MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Prior to its migration for trading in Nasdaq, the Company’s common stock was quoted under the symbol, “YUII.OB” on the OTC Bulletin Board. Trading in the common stock in the over-the-counter market had been limited and sporadic and the quotations set forth below were not necessarily indicative of actual market conditions. The following sets forth high and low bid price quotations for each calendar quarter during the last two fiscal years that trading occurred or quotations were available. All prices reflect inter-dealer prices without retail mark-up, mark-down, or commission and may not necessarily reflect actual transactions. The following share prices are quoted on OTC Bulletin Board trading system and Nasdaq.  The high and low sales prices for the periods presented have not been adjusted to reflect the 1: 14.70596492 reverse stock split effected on April 4, 2008.

On October 21, 2009, The NASDAQ Stock Market, the “Exchange”, informed the Company that the Exchange had approved the listing of the Company’s common stock on the Exchange.  The Company’s common stock has ceased trading on the Over-the-Counter Bulletin Board and commenced trading on the Exchange on October 30, 2009 under the trading symbol “YUII”.

	High*	Low*

2008 – Quarter Ended:
March 31, 2008	0.47	0.47
June 30, 2008	6.13	2.25
September 30, 2008	8.50	2.05
December 31, 2008	6.50	4.00

2009 – Quarter Ended:
March 31, 2009	4.00	0.31
June 30, 2009	4.10	1.81
September 30, 2009	6.30	3.20
December 31, 2009	9.69	5.44

*	Source: Yahoo Finance

The most recent market trade of the Company’s common stock occurred on March 26, 2009 at the price of $9.25 per share.

As of December 31, 2009, there were 15,722,180 shares outstanding.

Securities Authorized for Issuance under Equity Compensation Plans

The Company has not reserved any securities for issuance under any equity compensation plan, as it currently has not adopted any equity compensation plan.

Dividend Policy

Prior to the Company’s entering into the Equity Transfer Agreement, none of Bright Stand, PRC Yuhe or Taihong has declared any dividends.

The Company entered into a Stock Purchase Agreement, the “Stock Purchase Agreement”, with Halter Financial Investments, L.P., a Texas limited partnership, “Halter Financial”, dated as of November 6, 2007, pursuant to which it agreed to sell to Halter Financial 951,996 shares of its common stock for $425,000. The transaction closed on November 16, 2007. As a result of the transaction, Halter Financial held 951,996 shares, or 87.5% of the Company’s 1,087,994 shares, of common stock then outstanding following the completion of all matters referred to above. The Stock Purchase Agreement also required the Company’s Board of Directors to declare and pay a special cash dividend of $3.088 per share to the Company’s shareholders on November 19, 2007. Halter Financial did not participate in such dividend. The dividend was payable to shareholders of record on November 15, 2007, which was prior to the date the shares were issued to Halter Financial under the Stock Purchase Agreement. The dividend payment date was November 19, 2007. The dividend was payable to the Company’s shareholders who held 135,999 shares of the Company’s common stock and resulted in a total dividend distribution of $420,000. The funds for the dividend came from the $425,000 proceeds received from the sale of common stock to Halter Financial.

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

The following is a discussion of the Company’s results of operations for the year ended December 31, 2009 compared to the year ended December 31, 2008.

For The Year Ended December 31, 2009 Compared to The Year Ended December 31, 2008

Year to Date	All amounts,	As a	All amounts,	As a	All amounts,	As a	Increase/	Increase/	Increase/	Increase/
	other than	percentage of	other than	percentage of	other than	percentage of	(Decrease)	(Decrease)	(Decrease)	(Decrease)
	percentage, in	net revenues	percentage, in	net revenues	percentage, in	net revenues	Dollar ($)	Percentage	Dollar ($)	Percentage
	U.S. dollars		U.S. dollars		U.S. dollars
	For the year	For the year	For the year	For the year	For the year	For the year	For the year	For the year	For the year	For the year
	ended	ended	ended	ended	ended	ended	ended	ended	ended	ended
	December 31	December 31	December 31	December 31	December 31	December 31	December 31	December 31	December 31	December 31
	2009	2009	2008	2008	2008	2008	2009	2009	2009	2009
			(As reported)		(Pro forma)		(As reported)		(Pro forma)
Sales revenue	47,245,758	100.00%	34,626,282	100.00%	36,117,611	100.00%	12,619,476	36.44%	11,128,147	30.81%
Costs of revenue	30,504,187	64.56%	21,572,722	62.30%	22,910,160	63.43%	8,931,465	41.40%	7,594,027	33.15%
Gross profit	16,741,571	35.44%	13,053,560	37.70%	13,207,451	36.57%	3,688,011	28.25%	3,534,120	26.76%

Selling expenses	434,056	0.92%	425,460	1.23%	454,457	1.26%	8,596	2.02%	(20,401)	-4.49%
General and administrative expenses	2,963,536	6.27%	1,725,590	4.98%	1,628,392	4.51%	1,237,946	71.74%	1,335,144	81.99%
Operating income	13,343,979	28.24%	10,902,510	31.49%	11,124,602	30.8%	2,441,469	22.39%	2,219,377	19.95%
Interest income	237	0.00%	249,738	0.72%	249,743	0.69%	(249,501)	-99.91%	(249,506)	-99.91%
Other income	16,371	0.03%	12,251	0.04%	17,855	0.05%	4,120	33.63%	(1,484)	-8.31%
Gain on disposal of fixed assets	24,567	0.05%	84,663	0.24%	84,663	0.23%	(60,096)	-70.98%	(60,096)	-70.98%
Interest expenses	608,789	1.29%	702,573	2.03%	788,740	2.18%	(93,784)	-13.35%	(179,951)	-22.81%
Other expenses	-	0.00%	21,704	0.06%	21,704	0.06%	(21,704)	-100.00%	(21,704)	-100.00%
Income tax benefits	17,756	0.04%	-	0.00%	-	0.00%	17,756	0.00%	17,756	0.00%
Net income	12,794,121	27.08%	10,524,885	30.40%	10,666,419	29.53%	2,269,236	21.56%	2,127,702	19.95%

The Company has consolidated the results of PRC Yuhe and Taihong into its Consolidated Financial Statements from January 1, 2009 to December 31, 2009 and February 1, 2008 to December 31, 2008. For comparative purposes, the Company has provided a pro forma Consolidated Statement of Operations from January 1, 2008 to December 31, 2008  (please refer to F-27–F-29) to provide comparable presentation to its reported results for the twelve months ended December 31, 2009 and 2008. The Company believes that providing this pro forma financial statement as if it had consolidated PRC Yuhe and Taihong as of January 1, 2008 may assist investors in assessing performance between periods and in developing expectations of future performance.

Net revenue (As reported). Sales revenue increased by $12.6 million, or 36%, to $47.2 million for the year ended December 31, 2009 from $34.6 million for the period from February 1, 2008 to December 31, 2008.

Net revenue (Pro forma). Sales revenue increased by $11.1 million, or 30%, to $47.2 million for the year ended December 31, 2009 from $36.1 million for the year ended December 31, 2008. The increase was driven by the increase in sales volume of the Company’s day-old broilers by 33 million birds, or 43%, from 76 million birds for the year ended December 31, 2008 to 109.9 million birds for the year ended December 31, 2009. The increase in sales volume was a result of capacity expansion in 2008 and 2009. The increase in sales volume was partially offset by a decrease in unit selling price. The selling price of day-old broilers decreased slightly from RMB 2.9 per bird for the year ended December 31, 2008 to RMB 2.74, or 5.5%, per bird for the year ended December 31, 2009. The slight decrease in the selling price is primarily due to supply of day old broilers exceeding demand for chicken meat. First, the financial crisis affected the demand of chicken meat and consequently caused a drop in demand for day old broilers in 2009; second, the supply of day old broilers reached a peak point in 2009. Bird flu in 2006 led to a shortage in supply of broilers in 2007, and led to a surge in importing volume of grand parent broilers which reach a peak point in 2007. The output of these grand-parent broilers caused an over supply of day old broilers in 2009.

For the breakdown of the total revenue, $43.9 million, or 93%, of the total sales, came from day old broilers sales; $2.2 million, or 4.7% of the total sales, came from the sale of retired parent broilers ; $0.45 million, or 1%, of the total sales, came from sales of non-fecundated eggs; $0.37 million, or 0.8%, of the total sales, came from chicken dung and other business; $0.32 million, or 0.7%, of the total sales, came from external feed sales of Taihong.

Cost of revenues (As reported). The Company’s cost of revenues increased by $8.9 million, or 41%, to $30.5 million for the year ended December 31, 2009 from $21.6 million for the period from February 1, 2008 to December 31, 2008.

Cost of revenues (Pro forma). The Company’s cost of revenues increased by $7.6 million, or 33%, to $30.5 million for the year ended December 31, 2009 from $22.9 million for the year ended December 31, 2008. The main reason for the increase in the cost of revenues was the increase in sales volume, which was partially offset by a decrease in unit cost of day-old broilers.  The unit cost of day-old broilers decreased 10% from the year ended December 31, 2008 to the year ended December 31, 2009. The Company benefited from economies of scale resulting from expanded productivity; therefore, the allocated cost to each unit decreased. In addition, during 2009, the Company revised its production plan by retiring some parent broilers early, and purchasing more good quality eggs at a lower cost from outside suppliers, which led to the unit cost declining by 10%. Although there was a $47,000 loss in the selling of parent broilers,, this loss was offset by the Company’s ability to leverage off the decline in the price of eggs purchased from third parties. With the Company’s management’s sound prediction of fluctuation in the price of eggs, the Company gained from the lowered cost of purchasing eggs from third parties rather than producing on its own.  The Company has taken the follow measures to ensure the quality of the purchased eggs. First, the Company only chose qualified egg suppliers; secondly, the Company chose eggs that were produced by younger breeders which typically have superior quality, and thirdly, the Company injected high quality vaccine timely to maintain the health of the purchased eggs.  Purchasing eggs from third parties was not the main source of the Company’s day old broiler supply; this strategy served as an alternative to reduce the Company’s cost.

As a percentage of net revenues, the cost of revenues increased by 3% , from 62% for the year ended December 31, 2008, to 65% for the year ended December 31, 2009.

Gross profit (As reported). The Company’s gross profit increased by $3.6 million, or 28%, to $16.7 million for the year ended December 31, 2009 from $13.1 million for the period from February 1, 2008 to December 31, 2008.

Gross profit (Pro forma). The Company’s gross profit increased by $3.5 million, or 27%, to $16.7 million for the year ended December 31, 2009 from $13.2 million for the year ended December 31, 2008.  Gross profit as a percentage of net revenues was 35.4% for the year ended December 31, 2009, as compared to 36.6% for the year ended December 31, 2008. The decrease was mainly attributable to the decline in sales price of the Company’s day-old broilers, as discussed above.

General and administrative expenses (As reported). The general and administrative expenses increased by $1.24 million, or 72%, to $2.96 million for the year ended December 31, 2009 from $1.73 million for the period from February 1, 2008 to December 31, 2008. During 2009, bad debts expense was $56,000, compared to the bad debts recovery of $0.81 million in 2008.

General and administrative expenses (Pro forma). The general and administrative expenses increased by $1.33 million, or 82%, to $2.96 million for the year ended December 31, 2009 from $1.63 million for the year ended December 31, 2008.  The increase was primarily due to bad debt recovery of $1.03 million in 2008 as a result of collection of bad debt allowance previously provided on accounts receivables, notes receivable and other receivable in 2008. The increase in general and administrative expense was also due to public company related expenses, which increased by $0.2 million, or 13%, to $1.7 million for the year ended December 31, 2009 from $1.5 million for the year ended December 31, 2008. One reason is the stock based compensation expense in 2009 covering 12 months of compensation for officers while the stock based compensation in 2008 only occurred in the second half of 2008.

The general and administrative expenses comprised mainly of public company related expenses of $1.7 million, including stock based compensation of $0.545 million, representing 59% of total general and administrative expenses, human resources and related expenses of $0.3 million, representing 10% of total general and administrative expenses, facilities and utility expenses of $0.36 million, representing 12% of total general and administrative expense, and travel expenses of $0.3 million, representing 10% of total general and administrative expenses.

Selling Expenses (As reported). The Company’s selling expenses increased by $9,000, or 2%, to $434,000 for the year ended December 31, 2009 from $425,000 for the period from February 1, 2008 to December 31, 2008.

Selling Expenses (Pro forma). The Company’s selling expenses decreased by $20,000, or 4%, to $434,000 for the year ended December 31, 2009 from $454,000 for the same period in 2008. Selling expenses comprised mainly of packaging and transportation expenses of $0.3 million, representing 69% of total selling expenses; human resources and related expenses of $50,000, representing 12% of total selling expenses; and travel and office expenses of $60,000, representing 14% of total selling expense. The decrease in selling expenses was primarily due to the decrease in packaging and transportation expenses. The unit price of package decreased from RMB 3.5 in year 2008 to RMB 3 in year 2009. As a percentage of net revenues, selling expenses decreased by 0.3%, to 0.9% for the year ended December 31, 2009 from 1.2% for the same period in 2008. The Company’s selling expense did not increase in proportion with sales growth because the Company distributed its products through distributors.

Interest expenses (As reported). Interest expenses decreased by $94,000, or 13%, to $609,000 for the year ended December 31, 2009 from $703,000 for the period from February 1, 2008 to December 31, 2008. The decrease was due to the increase in capitalized interest re construction in progress. Capitalized interest for the year ended December 31, 2009 and 2008 was $663,000 and $437,000, respectively.   If interest was not capitalized, interest expense on bank loans would have been $1,272,000 and $1,140,000 for the years ended December 31, 2009 and 2008.

Interest expenses (Pro forma). Interest expenses decreased by $180,000, or 23%, to $609,000 for the year ended December 31, 2009 from $789,000 for the year ended December 31, 2008. If interest was not capitalized, interest expense on bank loans would have been $1,272,000 and $1,140,000 for the years ended December 31, 2009 and 2008. As the Company continues to expend its operation by acquiring more farm facilities and equipment in the coming years, the amount of capitalized bank interest is not expected to decline in the near future.

Net profit (As reported). Net profit increased by $2.27 million, or 22%, to $12.79 million for the year ended December 31, 2009 from net profit of $10.52 million for the period from February 1, 2008 to December 31, 2008, as a result of the factors described above.

Net profit (Pro forma). Net profit increased by $2.13 million, or 20%, to $12.79 million for the year ended December 31, 2009 from net profit of $10.67 million for the year ended December 31, 2008, as a result of the factors described above.

Liquidity and Capital Resources

The Company expects that its strong positive working capital of $834,000 of December 31, 2009 and positive cash flow provided by operating activities of $20,583,000 will meet its foreseeable working capital needs for the next 12 months from the date of this report as management believes the Company would be able to renew the $9.4 million bank loans that will be due in the next 12 months.

General

As of December 31, 2009, the Company had cash and cash equivalents of approximately $14.05 million. The following table provides detailed information about the Company’s net cash flow for the year ended December 31, 2009.

Year ended
December 31, 2009
Net cash provided by operating activities	$20,582,948
Net cash used in investing activities	(20,361,273)

Net cash provided by financing activities	384,648
Effect of foreign currency translation on cash	28,619
Net cash inflow	634,942
Cash at beginning of period	13,412,205
Cash at end of period	$14,047,147

Operating Activities. Net cash provided by operating activities was $20.6 million for the year ended December 31, 2009. Net cash provided by operating activities was primarily attributable from net income of $13 million; a decrease of $4.11 million of advance from customers; an increase of $0.76 million of accounts payable; and non cash adjustment for depreciation and amortization of $2.1 million; and non cash compensation of $0.73 million.  In addition, inventory level has remained fairly consistent at $6.6 million; therefore, no significant impact to operating cash flow during the year ended December 31, 2009.

Investing Activities. Net cash used in investing activities for the year ended December 31, 2009 was $20.4 million. It was mainly proceeds from related parties of $3.71 million for the year ended December 31, 2009; capital expenditure in the building of breeder farms and payment of rental deposits for the breeder farms totaling $18.19 million for the year ended December 31, 2009. The following is a summary of the $18.19 million cash used in deposits paid and acquisition of property, plant and equipment:

Year ended
December 31,2009
Rental deposits	$-
Deposits paid for construction of breeding farm	-
Deposits paid for purchase of equipment	13,821,572
Purchase of equipment	4,348,099
Capitalized interest	-
Others	17,525
Total deposit paid and acquisition of property, plant and equipment	$18,187,196

Financing Activities. Net cash provided by financing activities for the year ended December 31, 2009 was $384,648. Net cash used in financing activities was attributable to the decrease by $209,828 of net payment to related parties for working capital purposes and the increase by $594,476 of rental payment received on the capital lease.

Loan Facilities

As at December 31, 2009, maturities of the Company’s bank loans are as follows:

As of December 31, 2009
2010	9,433,686
2011	1,360,206

$10,793,892

All amounts, other than percentages, are in U.S. dollars

Type	Contracting Party	Valid period	Duration	Amount

Bank loan	Hanting Kaiyuan Rural Credit Cooperative	January 7, 2009-Jan 7, 2011	15 months	$1,067,689
Bank loan	Nansun Rural Credit	Nov 28,2008-Nov 28, 2010	21 months	4,826,537
Bank loan	Nansun Rural Credit	Dec 10, 2008-Dec 9, 2011	26 months	292,517
Bank loan	Nansun Rural Credit	May 17, 2008-May 17, 2010	33 months	3,656,467
Bank loan	Shuangyang Rural Credit	Oct 16,2008 -Oct 13, 2010	21 months	950,682
Total				$10,793,892

The Company has loan facilities from twelve institutions and the following are the material terms of such bank loans

 Loan from Hanting Kaiyuan Rural Credit Cooperative:

On January 8, 2009, PRC Yuhe renewed the loan agreement with Hanting Kaiyuan Rural Credit Cooperative. Pursuant to the loan agreement, Hanting Kaiyuan Rural Credit Cooperative loaned PRC Yuhe $1,067,689 at an interest rate of 7.56% per annum. PRC Yuhe is obligated under such loan agreement to pay interest monthly and repay the loan on its maturity date, January 7, 2011. The loan is secured by the plant and equipment of PRC Yuhe with a net book of $1,365,530 as of December 31, 2009.

Loans from Nansun Rural Credit:

PRC Yuhe renewed four loan agreements with Nansun Rural Credit on November 28, 2008.  The interest rate for the loan agreements is 13.82% per annum for the renewed bank loan agreement, compared to the original rate of 9.21%, which enjoyed government support. The total amount of these four bank loans is $4,826,537.

The other four loans with an outstanding balance of $3,656,467 from Nansun Rural Credit have an interest rate reduced from 12.1% to 8.64% due to the interest rate adjustment by the PRC government.

The last bank loan from Nansun Rural Credit with an outstanding balance of $292,517 was borrowed in October 2008 with an interest rate reduced from 10.46% to 7.56% per annum.

All loans are secured by the land use right and building of PRC Yuhe and Taihong with a net book value of $11,182,321 as of December 31, 2009.

 Loan from Shuangyang Rural Credit:

Taihong renewed the loan agreements with Shuangyang Rural Credit on October 13 2008, amounting to $950,682. The interest rate for the loans is 9.83% per annum. Taihong is obligated under such loan agreements to pay interest monthly and repay the loans on their maturity date, October 13, 2010. The loans are secured by the plant and equipment of Taihong with a net book value of $1,724,956 as of December 31, 2009.

Due to related companies:

As of December 31, 2009, the Company has $1,208 due to Halter Financial Investments LP.  The amounts due to this related company are unsecured, interest free and have no fixed repayment date.  These loans are used for working capital purposes.

Obligations Under Material Contracts

Below is a table setting forth the Company’s material contractual obligations as of December 31, 2009:

	Payment due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Long-Term Debt Obligations	$10,793,892	$9,433,686	$1,360,206	-	-
Due to Related Companies	$1,208	$1,208	-	-	-
Operating Lease Obligations	$1,603,769	$70,380	$211,140	140,760	$1,181,489
Capital Lease Obligations	-	-	-	-	-
Purchase Obligations	$3,931,412	$3,931,412	-	-	-

Other Long-Term Liabilities Reflected on the Registrant’s Balance Sheet under GAAP	-	-	-	-	-
Total	$16,330,281	$13,436,686	$1,571,346	140,760	$1,181,489

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

●
Intangible assets - Intangible assets represent land use rights in the PRC. Land use rights are carried at cost and amortized on a straight-line basis over the period of rights of 50 years commencing from the date of acquisition of equitable interest. According to the laws of PRC, the government owns all of the land in the PRC. Companies or individuals are authorized to possess and use the land only through land usage rights approved by the PRC government.

●
Guarantee Expense - The Company accounts for its liability for products guaranteed in accordance with ASC Topic 460.  Under that standard, the aggregate changes in the liability for accruals related to product warranties issued during the reporting period must be charged to expense as incurred.

The Company guarantees a 98% survival rate of its product by delivering additional 2% of the product.  The guarantee expires seven days after delivery.  If the survival rate falls below 96%, the Company provides an additional guarantee compensation to customers.  Based on historical experience, the likelihood that survival rate falls below 96% is remote and therefore no accrued guarantee liability was recorded at period end.  The Company records guarantee expense as incurred.

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

●
Significant Estimates - Relating to Specific Financial Statement Accounts and Transactions Are Identified - The financial statements include some amounts that are based on management’s best estimates and judgments. The most significant estimates relate to allowance for uncollectible accounts receivable, inventory work in process valuation and obsolescence, depreciation, useful lives, taxes, and contingencies. These estimates may be adjusted as more current information becomes available, and any adjustment could be significant .

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

●
Fair value of financial instruments – ASC Topic 825 requires entities to disclose the fair values of financial instruments except when it is not practicable to do so. Under ASC Topic 825, it is not practicable to make this disclosure when the costs of formulating the estimated values exceed the benefit when considering how meaningful the information would be to financial statement users.

The fair values of all assets and liabilities do not differ materially from their carrying amounts. None of the financial instruments held are derivative financial instruments and none were acquired or held for trading purposes during the years ended December 31, 2009 or 2008.

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

1.     Report of Independent Registered Public Accounting Firm

2.     Consolidated Balance Sheets as of December 31, 2009 and 2008

3.     Consolidated Statements of Income and Comprehensive Income (Loss) for the years ended December 31, 2009 and 2008

4.     Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2009 and 2008

5.     Consolidated Statements of Cash Flows for the years ended December 31, 2009 and 2008

6.     Notes to Consolidated Financial Statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Grant Thornton was appointed by the Company effective December 8, 2009 as its independent registered public accounting firm for the fiscal year ended December 31, 2009. On March 5, 2010, the Company was notified by Grant Thornton that it was resigning as the Company’s independent registered public accounting firm effective immediately. The resignation of Grant Thornton was approved by the Company’s Audit Committee and Board of Directors.

Prior to March 5, 2010, Grant Thornton had not previously audited the financial statements of the Company or any of its subsidiaries. During the fiscal years ended December 31, 2008 and 2009, and the interim period through March 5, 2010, there was no disagreement between the Company and Grant Thornton regarding any of the matters described in Item 304(a)(1)(iv) of Regulation S-K.

As reported in the Company’s Annual Report on Form 10-K/A filed on June 3, 2009, the Company concluded that certain related party loans between the Company and Shandong Yuhe Food Group Co., Ltd., “Yuhe Food”, constituted prohibited transactions under Section 402 of the Sarbanes-Oxley Act of 2002.

Although all such related party loans had been repaid as of the end of 2009, because the Company continued to make payments under certain arrangements to Yuhe Food, such payments resulted in related party loans in January and February 2010.

Grant Thornton noted during its audit procedures that the Company has been unable to eliminate the occurrence of related party loans between the Company and Yuhe Food, and the Company concluded that a material weakness continued to exist with respect to the Company’s compliance with Section 402 of the Sarbanes-Oxley Act of 2002. The Company’s remedial efforts as previously reported on Form 10-K/A have not successfully remediated the material weakness. Grant Thornton also communicated to the Company certain audit adjustments related to the Company’s financial statements for the year ended December 31, 2009, which indicated a material weakness of the Company’s internal control over financial reporting. The Company agreed with such assessment. These notifications by Grant Thornton constitute “reportable events” as described in Item 304(a)(1)(v) of Regulation S-K.

Once the Company was informed that such payments constituted impermissible related party transactions, the Company caused such related party loans to be repaid promptly. The Company's Audit Committee has discussed ways to improve the Company’s internal controls and eliminate the improper payment arrangement.

The Company provided Grant Thornton with a copy of the disclosures regarding the material weaknesses contained in the Company’s Current Report on Form 8-K filed on March 11, 2010, which disclosures are substantially similar to the disclosures in this Item, and requested that Grant Thornton furnish it with a letter addressed to the Securities and Exchange Commission stating whether it agreed with such disclosures.  The letter was filed by the Company as Exhibit 99.1 to such Form 8-K.

The Company’s Audit Committee and Board of Directors have discussed the reportable events with Grant Thornton. The Company has authorized Grant Thornton to respond fully to the inquiries of any successor independent registered public accounting firm concerning the reportable events.

The Audit Committee of the Board of Directors of the Company has appointed Child, Van Wagoner & Bradshaw, PLLC (“CVB”), and CVB has accepted the appointment, as the Company’s independent registered public accounting firm to replace Grant Thornton effective March 9, 2010.

During the Company’s fiscal years ended December 31, 2008 and December 31, 2009 and the interim period through March 9, 2010, CVB served as the Company’s independent registered public accounting firm from March 31, 2008 until CVB was dismissed by the Company on December 7, 2009. CVB audited the Company’s consolidated financial statements for the fiscal year ended December 31, 2008.

ITEM 9A. CONTROLS AND PROCEDURES

(a)	Disclosure controls and procedures

The Company’s management, under the supervision and with the participation of its chief executive officer and chief financial officer, Messrs. Gao Zhentao and Hu Gang, respectively, evaluated the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2009, the end of the period covered by this Report.  The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports, such as this Form 10-K, that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, Messrs. Gao and Hu concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2009.

(b)	Management’s report on internal control over financial reporting

Management of the Company, under the supervision of the chief executive officer and chief financial officer, is responsible for establishing and maintaining adequate internal control over financial reporting.

Internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act, is a process designed by, or under the supervision of, the chief executive officer and chief financial officer and effected by the board of directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. GAAP.  Internal control over financial reporting includes those policies and procedures that:

(i)	Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the Company’s assets;

(ii)
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that the Company’s receipts and expenditures are being made only in accordance with appropriate authorization of the Company’s management and board of directors; and

(iii)
Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

In making its assessment of internal control over financial reporting, management, under the supervision and with the participation of the chief executive officer and chief financial officer, used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework.

Pursuant to Rule 15d-15 of the Exchange Act, the Company’s management, under the supervision and with the participation of its chief executive officer and chief financial officer, Messrs. Gao Zhentao and Hu Gang, respectively, evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009.  Based on this evaluation, the Company’s chief executive officer and chief financial officer concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2009.

A material weakness in internal control over financial reporting is defined as a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

Management concluded that a material weakness existed as of December 31, 2009 with respect to compliance with Section 402 of the Sarbanes-Oxley Act of 2002. As reported in the Company’s Annual Report on Form 10-K/A filed on June 3, 2009, the Company concluded that certain related party loans between the Company and Shandong Yuhe Food Group Co., Ltd., “Yuhe Food”, constituted prohibited transactions under Section 402 of the Sarbanes-Oxley Act of 2002.  Although all such related party loans had been repaid as of the end of 2009, because the Company continued to make payments under certain arrangements to Yuhe Food, such payments resulted in related party loans in January and February 2010.  As of December 31, 2009, the Company had caused loans previously made to related parties to be fully repaid.  However, because of the Company’s inability to eliminate the occurrence of other related party loans in January and February 2010, which were subsequently repaid in full in February 2010, the Company concluded that a material weakness continued to exist with respect to its compliance with Section 402 of the Sarbanes-Oxley Act of 2002. In addition, there were certain audit adjustments identified by Grant Thornton related to the Company’s financial statements for the year ended December 31, 2009 indicating a material weakness of the Company’s internal control over financial reporting. The adjustments mainly related to transferring amounts from work-in-progress to fixed assets, separating the current portion of long term debt from long term debt, and verifying the nature of capital leases and operating leases.

In order to address the foregoing material weaknesses, the Company has taken or is taking the following remedial measures:

●	The Company will no longer make payments to any related parties that would be classified as a loan; and
●
Hiring an independent forensic accountant to review prior
related party payments and to suggest ways to eliminate their recurrence, and based on the result of this review, discussing the hiring of a new controller who will report directly to the board of directors with responsibility for reviewing payments to eliminate any related party loan or related party transaction or any other impermissible activity.

The Company believes that the foregoing steps will remediate the material weaknesses identified above, and the Company will continue to monitor the effectiveness of these steps and make any changes that the Company’s board of directors deems appropriate.

Separately, the Company has determined to adopt the measures set forth below to generally improve its corporate governance and oversight:

●	The Company is in the process of arranging additional training for its accounting staff;
●	The Company is engaging external professional accounting or consultancy firms to assist it in the preparation of the US GAAP accounts;
●
Due to the scarcity of qualified candidates with extensive
experience in U.S. GAAP reporting and accounting in the region, the
Company has not yet been able to hire sufficient internal audit resources.
The Company intends to enhance its internal audit function by increasing its search for qualified candidates with assistance from recruiters and through referrals;
and

●
The Company has allocated significant financial and human resources to strengthen its internal control structure and has been actively working with external consultants to assess its data collection, financial reporting and control procedures and to strengthen its internal control over financial reporting.

Other than as described above, there were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation performed that occurred during the period covered by this Report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Inherent Limitations on Effectiveness of Controls

The Company’s management, including the chief executive officer and chief financial officer, does not expect that the Company’s disclosure controls and procedures or its internal control over financial reporting will prevent or detect all error and all fraud.  A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met.  The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.  Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Company have been detected.  These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake.  Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls.  The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.  Projections of any evaluation of controls effectiveness to future periods are subject to risks.  Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers, Director and Key Employees

The following table sets forth information about the Company’s executive officers, directors and key employees as of December 31, 2009. Unless expressly disclosed, all officers above are employed full time by us:-

Name	Age	Position
Executive Officers
Gao Zhentao**	48	Chief Executive Officer and Chairman of the Board of Directors
Han Chengxiang	45	Chief Production Officer
Hu Gang	34	Chief Financial Officer
Directors
Peter Li	45	Director *
Liu Yaojun	33	Director *
Greg Huett	47	Director *
Han Chengxiang	48	Director
Key Employees
Tan Yi	53	Marketing Director of PRC Yuhe
Ding Wengui	46	Chief Technology Officer of PRC Yuhe

* Not full time
**Other than spending approximately 4 hours per week, or approximately 10% of his professional time, as executive director of Yuhe Group, Mr. Gao Zhentao is employed full time by the Company as the Chief Executive Officer and Chairman.

Executive Officers

Gao Zhentao. Mr. Gao has been the Company’s Chief Executive Officer and Chairman of its Board of Directors since March 12, 2008. Prior to joining us, Mr. Gao served as the Chief Executive Officer and Chairman of the Board of Directors of PRC Yuhe from 1996 to 2009. He was one of the co-founders of PRC Yuhe and Taihong. Mr. Gao is a member of the Agricultural Work Committee of the Weifang City People’s Congress and a member of the Standing Committee of the Hanting District People’s Congress. Mr. Gao has also served as the vice-chairman of the Shandong Province Farming Association since 2006, and as vice-chairman of the Poultry Subcommittee of the National Farming Association of China since 2007. Mr. Gao is the controlling shareholder, legal representative and executive director of Shandong Yuhe Food Group Co., Ltd., “Yuhe Group,” and holds 80% of Yuhe Group’s shares.

Han Chengxiang has been the Company’s Chief Production Officer since March 12, 2008. Prior to joining us, Mr. Han served as the Chief Production Officer of PRC Yuhe from 1998 to 2009. Prior to joining PRC Yuhe in 1998, Mr. Han served as the vice factory manager and then the factory manager of Weifang Zhonglianghuawei Food Co., Ltd. from 1996 to 1998. Prior to that, Mr. Han served as the chief production officer and then the vice factory manager of Weifang Broiler Group Co., Ltd. from 1990 to 1996.  Mr. Han Chengxiang was appointed Director of the Company and member of the Nominating Committee of the Company on June 13, 2008. Pursuant to an employment agreement entered into by the Company with Mr. Han, dated June 13, 2008. Mr. Han is receiving an annual salary of $17,142 and is entitled to PRC statutory holidays, and leave for maternity, marriage and mourning with pay in accordance with relevant government laws and regulations.

Hu Gang has been the Company’s Chief Financial Officer since June 13, 2008. . Prior to joining the Company, Mr. Hu was the Chief Financial Officer of Sino-Gas International Holding Inc from December 2007 to March 2008. Prior to that, between August 2004 and October 2007, Mr. Hu served as the Finance Director of FedEx Office Greater China operations. Between August 2002 and July 2004, Mr. Hu served as the accounting supervisor and group leader of DuPont China Holding Ltd. Mr. Hu graduated from Shanghai Finance and Economics University, PRC, with a B.A. in International Accounting.

Directors

On June 13, 2008, Mr. Peter Li was appointed Independent Director of the Company, chair of the Audit Committee and member of the Compensation and Nominating Committees of the Company. Mr. Li is currently CFO of Holly System Limited, a Nasdaq listed company. Prior to that, between 2004 and 2008, he served as the Chief Financial Officer of Yucheng Technologies Limited, a Nasdaq-Listed Leading IT service company in China.

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

Board Composition and Committees

The Company’s board of directors currently consists of five members: Gao Zhentao, Han Chengxiang, Peter Li, Liu Yaojun and Greg Huett.

The Company’s board of directors has appointed a compensation committee on June 13, 2008. The Company’s compensation committee comprises three members and is responsible for the administration of all salary, bonus and incentive compensation plans for the Company’s officers and key employees. The compensation committee will also determine the discretionary annual bonus to be paid to Mr. Gao. The factors that the compensation committee will consider in determining Mr. Gao’s bonus will be revenue increase as well as the survival rate, productivity and hatching rate of the broilers. The members of the Company’s compensation committee are Liu Yaojun, Peter Li and Greg Huett.  No bonus was paid to any senior officer including Mr. Gao in 2009.

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

Code of Ethics

The Board of Directors has adopted a Code of Ethics which is applicable to all officers, directors and employees.  The Code of Ethics was filed as Exhibit 14.1 to the Report on Form 10-K for fiscal year ended December 31, 2008 filed on March 31, 2009.  The Code of Ethics will also be posted on the corporate governance page of the Company’s website at http: //www.yuhepoultry.com

ITEM 11. EXECUTIVE COMPENSATION

  Summary Compensation Table

The following table presents compensation information for the Company’s fiscal years ended December 31, 2009 and 2008 paid to or accrued for the Company’s chief executive officer, chief financial officer and its other most highly compensated officer. The Company refers to these executive officers as its “named executive officers.”

Annual Compensation
Name and Principal Position	Year	Base Salary	Bonus	All Other Compensation	Total
Gao Zhentao (1) Chief Executive Officer	2009 2008	219,234 105.110	0 0	0 0	219,234 105,110

Han Chengxiang Chief Production Officer	2009 2008	17,518 17,518	0 0	0 0	17,518 17,518

Hu Gang Chief Financial Officer	2009 2008	182,478 72,993	0	0	182,478 72,993

(1)	Gao Zhentao receives an annual salary in the sum of $8,000 from the Yuhe Group.

(i) Mr. Gao Zhentao

The Company entered into an employment contract with Gao Zhentao, its Chief Executive Officer, “CEO”, on June 13, 2008. The employment agreement was effective as of March 12, 2008, the date Mr. Gao was appointed CEO, and has an initial term of three years, “Mr. Gao’s Initial Term”. Following Mr. Gao’s Initial Term, the agreement may be extended on an annual basis by agreement of the parties. As the principal executive officer, Mr. Gao is responsible for the Company’s overall management. Mr. Gao will receive an annual base salary of RMB 1,200,000, or approximately $175,387, which will be reviewed on an annual basis by the compensation committee of the Company’s board of directors, plus an annual discretionary bonus, as determined by said compensation committee, and separation benefits . During Mr. Gao’s employment, he will be entitled to insurance and other benefits including, among others, medical and disability coverage and life insurance as are afforded to other of the Company’s senior executives. By entering into the employment agreement, Mr. Gao agreed to a 12-month non-competition clause post termination.

(ii) Mr. Han Chengxiang

Mr. Han Chengxiang was appointed Director and member of the Nominating Committee on June 13, 2008. Mr. Han is currently the Company’s Chief Production Officer. Prior to joining us, Mr. Han served as the chief production officer of PRC Yuhe from 1998 to 2009. Pursuant to an employment agreement entered into by the Company with Mr. Han, dated June 13, 2008, Mr. Han is receiving an annual salary of $17,142 and is entitled to PRC statutory holidays, and leave for maternity, marriage and mourning with pay in accordance with relevant government laws and regulations.

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

Employment contracts and change of control arrangements

All executive officers and key employees of PRC Yuhe and Taihong are under employment contracts. None of the executive officers or key employees has a change-of-control related arrangement with us. These contracts typically have period of validity of between three to ten years and one-month notice period for early termination. The executive officers and key employees as of December 31, 2009 have the following initial term of employment in their respective employment contracts:-

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

 The following table sets forth certain information regarding the Company’s common stock beneficially owned on March 1, 2010, and as adjusted after giving effect to the sale of the shares being sold in this offering for (i) each shareholder the Company knows to be the beneficial owner of 10% or more of its common stock, (ii) each of its “named executive officers” and directors, and (iii) all executive officers and directors as a group.

Beneficial ownership is determined in accordance with the rules of the SEC. In general, a person is deemed to be a “beneficial owner” of a security if that person has or shares the power to vote or direct the voting of such security, or the power to dispose or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which the person has the right to acquire beneficial ownership within 60 days. Unless otherwise indicated by the footnotes below, the Company believes, based on the information furnished to it and subject to community and marital property laws, all persons named have sole voting and investment power with respect to such shares, except as otherwise noted. Percentage of ownership is based on 15,722,180 shares of the Company’s common stock outstanding as of March 1, 2010.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Security Interest in Personal Real Estate. On November 9, 2006, PRC Yuhe borrowed $292,517 from Wei Fang Han Ting Rural Credit Cooperatives Union, which was secured by a mortgage on the personal residence of Gao Zhentao, the Company’s chief executive officer. There is currently a principal balance of $292,517 outstanding on the loan, which accrues interest at the rate of 0.63% per month. Accrued interest on the loan is payable on a monthly basis, and all outstanding principal and interest will become due and payable on November 26, 2011.

Salary paid by the Group. Since PRC Yuhe’s inception, the salary of the Company’s chief executive officer, Gao Zhentao, was paid by Shandong Yuhe Food Group Co., Ltd., “Yuhe Group”, a PRC company based in Weifang, Shandong Province that is controlled by the Company’s chief executive officer and his brother, Gao Zhenbo. In 2007 this salary totaled $8,000. In 2008 and 2009, this salary was kept in the same level
Share Exchange Agreement Transaction Between Mr. Kunio Yamamoto and First Growth. The Company entered into an Equity Transfer Agreement, the “Equity Transfer Agreement”, dated as of March 12, 2008, with Mr. Kunio Yamamoto, the sole shareholder of Bright Stand, to exchange all of the issued and outstanding shares of Bright Stand owned by him in exchange for the Company’s issuing to Mr. Yamamoto 8,626,318 unregistered shares, of the Company’s common stock. As a result of the transaction, Mr. Yamamoto holds 8,626,318 shares, or 88.8 % of the Company’s 9,714,312 shares, of common stock then outstanding following the completion of all matters referred to above.

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

Related Party	Terms	Yuhe International, Inc. Balance as at December 31, 2009	PRC Yuhe Balance as at December 31, 2008	PRC Yuhe Balance as at December 31, 2007

Loans to Former Owners of PRC Yuhe

Mr. Gao Zhentao, Director and former owner of PRC Yuhe	The first oral loan agreement between PRC Yuhe as lender and Mr. Gao Zhentao as borrower was made in or about December 2006. Since then, there have been a number of borrowings and repayments under identical terms between these parties. Unsecured, interest free loans, have no fixed repayment date. For allowing Mr. Gao to make payments for his business trips and other expenses purpose. Balance in the sum of $74,125 was repaid on February 19, 2008. Remedies available to the creditor are prescribed pursuant to the laws of the PRC.	$-	$-	$74,125

Mr. Gao Zhenbo, Director of PRC Yuhe and former owner of Taihong
The first oral loan agreement between PRC Yuhe as lender and Mr. Gao Zhenbo as borrower was made before January 1, 2005. Since then, there have been a number of borrowings and repayments under identical terms between these parties.

	Unsecured, interest free loans, have no fixed repayment date. For allowing Mr. Gao to make payments for his business trips and other expenses purpose. Balance in the sum of $76,716 was repaid on February 19, 2008. Remedies available to the creditor are prescribed pursuant to the laws of the PRC.	$-	$-	$76,716

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

	Remedies available to the creditor are prescribed pursuant to the laws of the PRC.	$-	$-	$78,092
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

	Unsecured, interest free loans, have no fixed repayment date. For working capital purposes. The management expects to receive the loan balance on demand in December 2009. Remedies available to the creditor are prescribed pursuant to the laws of the PRC.	$-	$75.754	$70,990

Shandong Yuhe Food Group Co., Ltd., a company in which Mr. Gao Zhentao served as a director	The first oral loan agreement between PRC Yuhe and Taihong as lenders and Shandong Yuhe Food Group Co., Ltd. as borrower was made before January 1, 2005. Since then, there have been a number of borrowings and repayments under identical terms among these parties. Unsecured, interest free loans, have no fixed repayment date. For working capital purposes. The management expects to receive the loan balance on demand in December 2009. Remedies available to the creditor are prescribed pursuant to the laws of the PRC.	$-	$3,580,553	$5,617,363

Shandong Yuhe New Agriculture Academy of Sciences, a company in which Mr. Gao Zhentao served as a director
The first oral loan agreement between PRC Yuhe as lender and Shandong Yuhe New Agriculture Academy of Sciences as borrower was made before January 1, 2005. Since then, there have been a number of borrowings and repayments under identical terms between these parties.

	Unsecured, interest free loans, have no fixed repayment date. For working capital purposes. The management expects to receive the loan balance on demand in December 2009. Remedies available to the creditor are prescribed pursuant to the laws of the PRC.	$-	$50,257	$48,384

Weifang Hexing Breeding Co., Ltd., a company in which Mr. Gao Zhentao served as a director	The first oral loan agreement between Taihong as lender and Weifang Hexing Breeding Co., Ltd. as borrower was made before January 1, 2005. Since then, there have been a number of borrowings and repayments under identical terms between these parties. Unsecured, interest free loans, have no fixed repayment date. For working capital purposes. The balance in the sum of $214,954 was repaid on March 31, 2008. Remedies available to the creditor are prescribed pursuant to the laws of the PRC.	$-	$-	$53,723

Weifang Jiaweike Food Co., Ltd., a company in which Mr. Gao Zhentao served as a director	The first oral loan agreement between Taihong as lender and Weifang Jiaweike Food Co., Ltd. as borrower was made on or about September 3, 2005. Since then, there have been a number of borrowings and repayments under identical terms between these parties. Unsecured, interest free loans, have no fixed repayment date. For working capital purposes. The management expects to receive the loan balance on demand in December 2009. Remedies available to the creditor are prescribed pursuant to the laws of the PRC.	$-	$25	$26

Due from related companies shown under non-current assets on balance sheet		$-	$3,706,589	$5,790,486

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

	Unsecured, interest free loans, have no fixed repayment date. For working capital purposes. Balance in the sum of $2,169,237 was repaid on June 30, 2007. Remedies available to the creditor are prescribed pursuant to the laws of the PRC.	$-	$-	$-

Weifang Jiaweike Food Co., Ltd, a company in which Mr. Gao Zhentao served as a director	The first oral loan agreement between Weifang Jiaweike Food Co., Ltd. as lender and PRC Yuhe as borrower was made before January 1, 2005. Since then, there have been a number of borrowings and repayments under identical terms between these parties. Unsecured, interest free loans, have no fixed repayment date. For working capital purposes. Balance in the sum of $473,220 was repaid on June 30, 2007. Remedies available to the creditor are prescribed pursuant to the laws of the PRC.	$-	$-	$-

Weifang Hexing Breeding Co., Ltd, a company in which Mr. Gao Zhentao served as a director
The first oral loan agreement between Weifang Hexing Breeding Co., Ltd. as lender and PRC Yuhe as borrower was made on or about March 12, 2008. Since then, there have been a number of borrowings and repayments under identical terms between these parties.

	Unsecured, interest free loans, have no fixed repayment date. For working capital purposes. Remedies available to the creditor are prescribed pursuant to the laws of the PRC.	$-	$185,885		$-

Others	Unsecured, interest free loan, has no fixed repayment date. For working capital purposes.	$1,208	$24,748		$-

Due to related companies in which Former Owner of PRC Yuhe Served as a Director		$-	$210,633		$-

Loan from Bright Stand International Limited

Bright Stand International Limited, a company in which Mr. Gao Zhentao served as a director	Unsecured, interest free loan, has no fixed repayment date. The Balance was eliminated upon consolidation between Yuhe International and Bright Stand as a result of the reverse merger. Remedies available to the creditor are prescribed pursuant to the laws of the PRC.	$-	$-	$	*1,000,000
Loan from Bright Stand International Limited		$-	$-		$1,000,000

Due to related companies shown under current liabilities on balance sheet		$1,208	$210,633		$1,000,000

* This is the cash deposits to PRC Yuhe by Bright Stand as capital injection, since registration was not completed at December 31, 2007, and was classified as Loan accounts instead of Common Stock.

Providing Guarantees on Behalf of A Former Owner of PRC Yuhe. PRC.  Yuhe provided a guarantee in favor of Shandong Yuhe Food Group Co., Ltd., a former owner of PRC Yuhe, in the amount of $2,128,399. The guarantee expired in January 2008.

Acquisition by Halter Financial . The Company entered into a Stock Purchase Agreement, the “Stock Purchase Agreement”, with Halter Financial Investments, L.P., a Texas limited partnership, “Halter Financial”, dated as of November 6, 2007, pursuant to which the Company agreed to sell to Halter Financial 951,996 unregistered shares of the Company’s common stock for $425,000. The transaction closed on November 16, 2007. As a result of the transaction, Halter Financial held 951,996 shares, or 87.5% of the Company’s 1,087,994 shares of common stock then outstanding following the completion. The Stock Purchase Agreement also required the Company’s Board of Directors to declare and pay a special cash dividend of $3.088 per share to the Company’s shareholders on November 19, 2007. Halter Financial did not participate in such dividend. The dividend was payable to shareholders of record on November 15, 2007, which was prior to the date the shares were issued to Halter Financial under the Stock Purchase Agreement. The dividend payment date was November 19, 2007. The dividend was payable to certain shareholders and resulted in a total dividend distribution of $420,000. The funds for the dividend came from the $425,000 proceeds received from the sale of common stock to Halter Financial. Halter Financial is a Texas limited partnership of which Halter Financial Investments GP, LLC, a Texas limited liability company is the sole general partner. The limited partners of HFI are: (i) TPH Capital, L.P., a Texas limited partnership of which TPH Capital GP, LLC is the general partner and Timothy P. Halter is the sole member of TPH Capital GP, LLC; (ii) Bellfield Capital, L.P., a Texas limited partnership of which Bellfield Capital Management, LLC is the sole general partner and David Brigante is the sole member of Bellfield Capital Management, LLC; (iii) Colhurst Capital LP, a Texas limited partnership of which Colhurst Capital GP, LLC is the general partner and George L. Diamond is the sole member of Colhurst Capital GP, LLC; and (iv) Rivergreen Capital, LLC of which Marat Rosenberg is the sole member. As a result, each of the foregoing persons may be deemed to be a beneficial owner of the shares held of record by Halter Financial.  Halter Financial has advised the Company that there is no correlation between the decision of Bright Stand to engage HFG International, Limited to provide consulting services to Bright Stand and the decision of Halter Financial to acquire a control position in First Growth. After Halter Financial became an 87.5% shareholder of First Growth pursuant to a Stock Purchase Agreement, there was a potential conflict of interest associated with an affiliate of Halter Financial, HFG International, Limited, advising Bright Stand about its purchase of a U.S. shell company, First Growth. Despite this potential conflict of interest, HFG International, Limited has informed the Company that its advice to Bright Stand was based on its research results into the prices paid by other groups to acquire control positions in publicly traded shell companies, which were similarly situated as First Growth at the time Bright Stand acquired First Growth.

The Halter Financial transaction was described under related party transactions due to the special dividend payment to former officers and other former major shareholders

Equity Investment by Certain Investors .   Effective March 12, 2008, the Company closed a Securities Purchase Agreement, the “Securities Purchase Agreement”, with certain investors. Pursuant to the terms of such Securities Purchase Agreement, such investors collectively invested approximately $18,000,000 into the Company at the price of $3.088 per share in exchange for the Company’s issuance of 5,829,018 shares to such investors. Mr. Yamamoto also sold 971,500 shares of common stock to such investors for $3,000,000. Immediately following the closing of the Securities Purchase Agreement, Mr. Yamamoto owned 7,654,818 shares of the Company’s common stock, and the investors owned 6,800,518 shares of the Company’s common stock.

Agreements with Placement Agents. On March 12, 2008, as part of the compensation to the Company’s placement agent, Roth Capital Partners, LLC, in connection with their services under the Securities Purchase Agreement, the Company issued to Roth Capital Partners, LLC and WLT Brothers Capital, Inc. warrants to acquire an aggregate of 476,014 shares of common stock, exercisable at any time after the date falling 6 months after their issuance. The warrants have a strike price equal to $3.705, have a term of three years starting from March 12, 2008 and permit cashless or cash exercise at all times after they are exercisable until they expire on March 12, 2011.  On October 27, 2008, the Company issued 178,848 new shares to Roth Capital Partners, LLC based on its cashless exercise of 333,198 warrants issued to it as compensation for its services as co-placement agent.  In February 2010, the Company issued 87,383 new shares to WLT Brothers Capital, Inc based on its cashless exercise of 142,816 warrants issued to it as compensation for its services as co-placement agent. The issuance of these securities was deemed to be exempt from registration pursuant to Section 4(2) of the Securities Act. The shares of common stock issuable upon the exercise of the warrants have registration rights. In addition, Roth Capital Partners, LLC and WLT Brothers Capital, Inc. received cash compensation in the amount of $1.47 million. The above may have been disclosed as a promoter under S-K 404(c).

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The following table sets forth the aggregate fees for professional audit services rendered by Child, Van Wagoner & Bradshaw, PLLC, for the audit of the Company’s annual financial statements for the fiscal years 2009 and 2008 respectively, and fees billed for other services provided by Child, Van Wagoner & Bradshaw, PLLC for fiscal years 2009 and 2008. The Audit Committee has approved all of the following fees.

	Fiscal Year Ended
	2009	2008

Audit Fees	$81,176	$68,654
Audit related Fees	$33,000	$20,987	(1)
Tax Fees	$10,000		$(2)

Total Fees	$124,176	$89,641

(1)	Includes fees for services related to the performance of the audit or review of the Company’s financial statements

(2)	Includes fees for service related to tax compliance, tax advice, and tax planning

Audit Committee’s Pre-Approval Policy

During fiscal year ended December 31, 2009, the audit committee of the Company’s board of directors adopted policies and procedures for the pre-approval of all audit and non-audit services to be provided by the Company’s independent auditor and for the prohibition of certain services from being provided by the independent auditor.  The Company may not engage its independent auditor to render any audit or non-audit service unless the service is approved in advance by the audit committee or the engagement to render the service is entered into pursuant to the audit committee’s pre-approval policies and procedures.  On an annual basis, the audit committee may pre-approve services that are expected to be provided to the Company by the independent auditor during the fiscal year.  At the time such pre-approval is granted, the audit committee specifies the pre-approved services and establishes a monetary limit with respect to each particular pre-approved service, which limit may not be exceeded without obtaining further pre-approval under the policy.  For any pre-approval, the audit committee considers whether such services are consistent with the rules of the Securities and Exchange Commission on auditor independence.

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

10.09
Labour Contract dated July 15, 2000 entered into between Weifang Taihong Feed Co., Ltd. and Gao Aiping.  [Incorporated by reference to Exhibit 10.12 to the registrant’s Registration Statement on Form S-1/A filed on December 19, 2008]

10.10
Labour Contract dated December 25, 2000 entered into between Weifang Taihong Feed Co., Ltd. and Wang Jianbo.  [Incorporated by reference to Exhibit 10.13 to the registrant’s Registration Statement on Form S-1/A filed on December 19, 2008]

10.11
Labour Contract dated July 10, 2001 entered into between Weifang Yuhe Poultry Co. Ltd. and Zhao Beijing.  [Incorporated by reference to Exhibit 10.14 to the registrant’s Registration Statement on Form S-1/A filed on December 19, 2008]

10.12
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

10.27
Employment Agreement dated June 13, 2008 entered into between Yuhe International, Inc. and Hu Gang [Incorporated by reference to Exhibit 10.2 to the registrant’s current report on Form 8-K filed on June 13, 2008]

10.28
Supplemental Feed Purchase Agreement dated August 5, 2008 entered into between Weifang Taihong Feed Co., Ltd. and Weifang Yuhe Poultry Co., Ltd.  [Incorporated by reference to Exhibit 10.12 to the registrant’s Registration Statement on Form S-1/A filed on December 19, 2008]

10.29	Form of Stock Option Agreement [Incorporated by reference to Exhibit 10.1 to the registrant’s quarterly report on Form 10-Q filed on August 14, 2008]

10.30
Summaries of Oral Loan Agreements as disclosed under section “Transactions with Related Persons”.  [Incorporated by reference to Exhibit 10.33 to the registrant’s Registration Statement on Form S-1/A filed on December 19, 2008]

10.31	Capital Transfer Agreement dated November 28, 2007. [Incorporated by reference to Exhibit 10.12 to the registrant’s Registration Statement on Form S-1/A filed on December 19, 2008]
10.32	Translation of Equipment Leasing Agreement dated November 11, 2008 in English. [Incorporated by reference to Exhibit 99.1 to the registrant’s 8-K filed on November 21, 2008]
10.33	Translation of Tenancy Agreement dated November 11, 2008 in English. [Incorporated by reference to Exhibit 99.2 to the registrant’s 8-K filed on November 21, 2008]

14.1	Code of Ethics. [Incorporated by reference to Exhibit 14.1 to the registrant's 2008 10-K filed on March 31, 2009]

23.1	Consent of Thomas G. Kimble and Associates, PC, included in Exhibit 5.1.[Incorporated by reference to Exhibit 23.2 to the registrant’s Registration Statement S-1 filed on May 12, 2008]

23.2	Consent of Long An Law Firm.[Incorporated by reference to Exhibit 23.3 to the registrant’s Registration Statement on Form S-1 filed on May 12, 2008]

*24.1	Power of Attorney (included on the signature page of this registration statement).

*31.1	Certification of the Chief Executive Officer pursuant to Rules 13a-14(a) and 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31.2	Certification of the Chief Financial Officer pursuant to Rules 13a-14(a) and 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

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

Pursuant to the requirements of the Securities Act, this report on Form 10-K has been signed by the following persons in the capacities and on the dates indicated:

Dated March 31, 2010	/s/ Gao Zhentao
Gao Zhentao
Chief Executive Officer and Director

Dated March 31, 2010	/s/ Hu Gang
Hu Gang
Chief Financial Officer

Dated March 31, 2010	/s/ Jiang Yiqiang
Jiang Yiqiang
Chief Accounting Officer

Dated March 31, 2010	/s/ Peter Li
Peter Li
Director

Dated March 31, 2010	/s/ Liu Yaojun
Liu Yaojun
Director

Dated March 31, 2010	/s/ Greg Huett
Greg Huett
Director

Dated March 31, 2010	/s/ Han Chengxiang
Han Chengxiang
Director

YUHE INTERNATIONAL, INC.

CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

YUHE INTERNATIONAL, INC.

CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

Index to consolidated financial statements

Page
Report of Independent Registered Public Accounting Firm	F-2
Consolidated Balance Sheets	F-3 - F-4
Consolidated Statements of Income and Comprehensive Income	F-5
Consolidated Statements of Changes in Stockholders’ Equity	F-6
Consolidated Statements of Cash Flows	F-7 - F-8
Notes to Consolidated Financial Statements	F-9 - F-45

YUHE INTERNATIONAL, INC.
Report of Independent Registered Public Accounting Firm

Child,
Van Wagoner
& Bradshaw,
PLLC
CERTIFIED PUBLIC ACCOUNTANTS

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Audit Committee
Yuhe International, Inc.
Shandong Province, Peoples Republic of China

We have audited the consolidated balance sheets of Yuhe International, Inc. (the Company) as of December 31, 2009 and 2008, and the related consolidated statements of income and comprehensive income, changes in stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Yuhe International, Inc. as of December 31, 2009 and 2008, and the results of its consolidated operations and its consolidated cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Child, Van Wagoner & Bradshaw, PLLC

Child, Van Wagoner & Bradshaw, PLLC
Salt Lake City, Utah
March 30, 2010

SALT LAKE CITY
5296 South Commerce Dr.
Suite 300
Salt Lake City, Utah 84107
Phone: 801.281.4700
Fax: 801.281.4701

KAYSVILLE
1284 West Flint Meadow Dr.
Suite D
Kaysville, Utah 84037
Phone: 801.927.1337
Fax: 801.927.1344

HONG KONG
Suite A, 5/F
Max Share Centre
373 King's Road
North Point, Hong Kong
Phone: +(852) 21 555 333
Fax: +(852) 21 165 222

www.cpaone.net

YUHE INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS
(Stated in US Dollars)
	December 31,
	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$14,047,147	$13,412,205
Accounts receivable, net of allowances of $18,868 and $18,845	838	902
Inventories	6,560,783	6,644,961
Advances to suppliers	359,179	4,472,509
Deferred tax assets	17,766	-

Total current assets	20,985,713	24,530,577

Plant and equipment, net	29,556,712	27,112,276
Deposits paid for acquisition of long term assets	16,082,613	2,280,988
Notes receivable, net and other receivable, net	33,635	74,720
Unlisted investments held for sale	300,172	299,427
Intangible assets, net	2,851,411	2,909,752
Due from related companies	-	3,706,589
Net investment in direct financing lease	382,742	-
Long term prepaid rent	6,570,038	604,973

Total assets	$76,763,036	$61,519,302

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,740,912	$4,606,055
Current portion of long term loans	9,433,686	1,356,832
Other payable	1,343,901	937,535
Accrued expenses and payroll related liabilities	2,366,134	2,125,587
Advances from customers	678,366	673,528
Other taxes payable	150,764	141,541
Loan from director	292,517	291,792
Other liabilities	143,949	143,591
Due to related companies	1,208	210,633

Total current liabilities	20,151,437	10,487,094

Non-current liabilities
Long-term loans	1,360,206	9,410,289

Total liabilities	21,511,643	19,897,383

YUHE INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS
(Stated in US Dollars)

Stockholders' Equity
Preferred stock, $.001 par value, 1,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock at $.001 par value; authorized 500,000,000 shares authorized, 15,722,180 shares issued and outstanding	15,722	15,722
Additional paid-in capital	30,672,849	29,944,016
Retained earnings	23,316,794	10,522,673
Accumulated other comprehensive income	1,246,028	1,139,508

Total stockholders’ equity	55,251,393	41,621,919

Total liabilities and stockholders’ equity	$76,763,036	$61,519,302

The accompanying notes are an integral part of these consolidated financial statements

YUHE INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Stated in US Dollars)

	December 31
	2009	2008

Net revenue	$47,245,758	$34,626,282

Cost of revenue	(30,504,187)	(21,572,722)

Gross profit	16,741,571	13,053,560

Operating Expenses
Selling	(434,056)	(425,460)
General and administrative expenses	(2,963,536)	(1,725,590)

Total operating expenses	(3,397,592)	(2,151,050)

Income from operations	13,343,979	10,902,510

Non-operating income (expenses)
Interest income	237	249,738
Other income (expenses)	849	(21,704)
Gain on disposal of fixed assets	24,567	84,663
Investment income	15,522	12,251
Interest expenses	(608,789)	(702,573)

Total other income (expenses)	(567,614)	(377,625)

Net income before income taxes	12,776,365	10,524,885
Income tax benefits	17,756	-

Net income	$12,794,121	$10,524,885

Other comprehensive income
Foreign currency translation	106,520	1,139,508
Comprehensive income	$12,900,641	$11,664,393

Earnings per share
Basic	$0.81	$0.74
Diluted	$0.81	$0.73

Weighted average shares outstanding
Basic	15,722,180	14,233,268
Diluted	15,792,540	14,476,504

The accompanying notes are an integral part of these consolidated financial statements

YUHE INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Stated in US Dollars)

	Common stock
	Shares outstanding	Amount	Additional paid-in capital	Retained Earnings	Accumulated other comprehensive income	Total Stockholders’Equity

Balance at December 31, 2007	8,626,320	$8,626	$2,041,474	$(2,212)	$-	$2,047,888
Additional capital contribution	-	-	12,149,750	-	-	12,149,750
Recapitalization	1,087,994	1,088	(2,082)	-	-	(994)
Share issued in private placement at $3.088 per share	5,829,018	5,829	17,994,171	-	-	18,000,000
Cost of raising capital	-	-	(2,640,477)	-	-	(2,640,477)
Stock based compensation	-	-	401,359	-	-	401,359
Cashless exercise of warrants	178,848	179	(179)	-	-	-
Net income for the year	-	-	-	10,524,885	-	10,524,885
Foreign currency translation difference	-	-	-	-	1,139,508	1,139,508

Balance at December 31, 2008	15,722,180	$15,722	$29,944,016	$10,522,673	$1,139,508	$41,621,919
Stock based compensation	-	-	728,833	-	-	728,833
Net income for the year	-	-	-	12,794,121	-	12,794,121
Foreign currency translation difference	-	-	-	-	106,520	106,520

Balance at December 31, 2009	15,722,180	$15,722	$30,672,849	$23,316,794	$1,246,028	$55,251,393

The accompanying notes are an integral part of these consolidated financial statements

YUHE INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Stated in US Dollars)

	Year Ended
	December 31
	2009	2008
Cash flows from operating activities
Net income	$12,794,121	$10,524,885
Adjustments to reconcile net income to net cash used in operating activities:
Stock based compensation	728,833	401,359
Depreciation	2,033,341	1,668,059
Amortization	65,541	59,209
Capitalized interest in construction in progress	(662,711)	(437,221)
Bad debts expense (recovery)	56,220	(813,000)
Gain on disposal of fixed assets	(24,567)	(84,663)
Income from unlisted investment	(15,522)	(12,251)
Changes in operating assets and liabilities:
Accounts receivable	66	(25)
Advances to suppliers	4,113,119	(11,781,086)
Inventories	100,646	(1,652,341)
Deferred tax assets	(17,756)	-
Deferred expenses	-	(1,000)
Accounts payable	760,193	(408,001)
Other payable	403,821	(739,165)
Payroll and payroll related liabilities	(104,315)	626,620
Accrued expenses	339,891	(459,221)
Advances from customers	3,161	455,983
Other taxes payable	8,866	9,386

Net cash provided by (used in) operating activities	20,582,948	(2,642,473)

Cash flows from investing activities
Deposit paid and acquisition of property, plant and equipment	(18,187,196)	(4,580,275)
Advance to notes receivable	-	(3,432,603)
Proceeds from disposal of fixed assets	27,834	118,216
Acquisition of subsidiaries	-	(10,567,946)
Proceeds from notes receivable	44,637	4,309,226
Proceeds received from related parties receivables	3,713,806	1,106,240
Purchase of leased land use rights	(5,960,354)	-

Net cash used in investing activities	(20,361,273)	(13,047,592)

YUHE INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Stated in US Dollars)

Cash flows from financing activities
Proceeds from loan payable	1,067,114	1,300,726
Repayment of loan payable	(1,067,114)	(1,099,842)
Proceeds from related party payable	-	260,454
Repayment of related party payable	(209,828)	(58,629)
Proceeds from capital lease	594,476	-
Capital contribution by shareholder	-	12,149,750
Proceeds from issuance of common stock, net of issuance cost	-	15,359,523

Net cash flows provided by financing activities:	384,648	27,911,982

Effect of foreign currency translation on cash and cash equivalents	28,619	140,120

Net increase in cash	634,942	12,362,037

Cash- beginning of year	13,412,205	1,050,168

Cash- end of year	$14,047,147	$13,412,205

Cash paid during the period for:
Interest paid	$1,405,500	$1,199,467
Income taxes paid	$-	$-

Supplemental disclosure
Transfer of construction in progress to fixed assets	$4,009,791	$7,022,128
Property, plant and equipment acquired with accounts payable	$362,802	$-

Supplemental disclosure of non-cash investing activities:
Dividend received for increasing the investments in Hanting Rural Credit Cooperative	$-	$6,074

 The accompanying notes are an integral part of these consolidated financial statements

YUHE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

1.	Basis of presentation

The consolidated financial statements included herein, presented in accordance with United States generally accepted accounting principles and stated in US dollars, have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission. These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein.

2.	Organization and Basis of Preparation of Financial Statements

Yuhe International, Inc.

Yuhe International, Inc., formerly known as First Growth Investors, Inc., “Yuhe” or “the Company”, was originally organized under the laws of the State of Nevada on September 9, 1997. Prior to its business combination with Bright Stand, the Company was not engaged in any business activities and had no operations, income producing assets or significant operating capital. At December 31, 2007, the Company was at development stage until its business combination with Bright Stand on March 12, 2008.

On March 12, 2008, the Company completed a reverse acquisition transaction with Bright Stand International Limited, “Bright Stand”, and Kunio Yamamoto, a Japanese person and the sole former shareholder of Bright Stand.

This share exchange transaction resulted in Bright Stand’s former shareholder obtaining a majority voting interest in the Company. Generally accepted accounting principles require that the company whose shareholders retain the majority interest in a combined business be treated as the acquirer for accounting purposes, resulting in a reverse acquisition with Bright Stand as the accounting acquirer and Yuhe International Inc. as the acquired party. Accordingly, the share exchange transaction has been accounted for as a recapitalization of the Company. The equity section of the accompanying financial statements has been restated to reflect the recapitalization of the Company due to the reverse acquisition as of the first day of the first period presented. The historical financial statements for periods prior to March 12, 2008, are those of Bright Stand except that the equity section and earnings per share have been retroactively restated to reflect the reverse acquisition.

YUHE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

2.	Organization and Basis of Preparation of Financial Statements - continued

Bright Stand International Limited, “Bright Stand”

On August 3, 2007, Bright Stand International Limited, “Bright Stand” was incorporated with limited liability in the British Virgin Islands. On January 31, 2008, Bright Stand International Limited completed the acquisition of 100% common stock of Weifang Yuhe Poultry Co., Ltd., “PRC Yuhe” and 43.75% of Weifang Taihong Feed Co., Ltd., “Taihong”. As a result, Bright Stand owned 100% of PRC Yuhe and owned 43.75% direct interest of Taihong and 56.25% indirect interest of Taihong through PRC Yuhe. PRC Yuhe and Taihong became the wholly-owned subsidiaries of Bright Stand.

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

The Company’s operations are conducted through its subsidiaries in the People’s Republic of China, PRC Yuhe, and Taihong. The Company and its subsidiaries, hereinafter, collectively referred to as “the Group”, are engaged in the business of chicken and feed production.

YUHE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

3.	Summary of significant accounting policies

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

(c) Reclassification

Certain reclassifications have been made to prior-period comparative financial statements to conform to the current period presentation. These reclassifications had no effect on previously reported results of operations or financial position.

YUHE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

3.	Summary of significant accounting policies - continued

Reclassifications have been made to bad debts (expense) recovery in the consolidated statements of income and comprehensive income for the year ended December 31, 2008 to conform to the year ended December 31, 2009 presentation.

(d) Intangible assets

Intangible assets represent land use rights in the PRC.  Land use rights are carried at cost and amortized on a straight-line basis over the period of rights of 50 years commencing from the date of acquisition of equitable interest. According to the PRC laws, the government owns all of the land in the PRC. Companies or individuals are authorized to possess and use the land only through land usage rights approved by the PRC government.

(e) Economic and political risks

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

(f) Plant and equipment

Plant and equipment are carried at cost less accumulated depreciation. Depreciation is provided over their estimated useful lives, using the straight-line method. Estimated useful lives of the plant and equipment are as follows:

YUHE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

3.	Summary of significant accounting policies - continued

Buildings	20 years
Machinery	10 years
Vehicle	5 years
Furniture and equipment	3 years

The cost and related accumulated depreciation of assets sold or otherwise retired are eliminated from the accounts and any gain or loss is included in the statement of income. The cost of maintenance and repairs is charged to income as incurred, whereas significant renewals and betterments are capitalized.

(g) Guarantee Expense

The Company accounts for its liability for product guaranteed in accordance with the FASB accounting standard, the aggregate changes in the liability for accruals related to product warranties issued during the reporting period must be charged to expense as incurred.

The Company guarantees a 98% survival rate of its product by delivering additional 2% of the product. The guarantee expires seven days after delivery. If the survival rate falls below 96%, the Company provides additional guarantee compensation to customers. Based on historical experience, the likelihood that survival rate falls below 96% is remote and therefore no accrued guarantee liability was recorded at year-end. Guarantee expense for the years ended December 31, 2009 and 2008 were $0 and $65,769, respectively.

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

YUHE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

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

(k) Notes receivable

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

(l) Cash and cash equivalents

The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. The Company maintains bank accounts only in the PRC. The Company does not maintain any bank accounts in the United States of America.  Cash deposits in PRC banks are not insured by any government agency or entity.

YUHE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

3.	Summary of significant accounting policies - continued

(m) Revenue recognition

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

(n) Cost of revenues

Cost of revenues consists primarily of material costs, employee compensation, depreciation and related expenses, which are directly attributable to the production of products.  Write-down of inventory to lower of cost or market is also recorded in cost of revenues.

(o) Advertising

The Company expensed all advertising costs as incurred.  The advertising expenses were $4,149 and $0 for the years ended December 31, 2009 and 2008, respectively.

(p) Retirement benefit plans

The employees of the Company are members of a state-managed retirement benefit plan operated by the government of the PRC.  The Company is required to contribute a specified percentage of payroll costs to the retirement benefit scheme to fund the benefits. The only obligation of the Company with respect to the retirement benefit plan is to make the specified contributions.

Retirement benefits in the form of contributions under defined contribution retirement plans to the relevant authorities are charged to the statements of income as incurred. The retirement benefit expenses for the years ended December 31, 2009 and 2008 were $89,819 and $75,049 respectively.

YUHE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

3.	Summary of significant accounting policies - continued

(q) Income tax

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

The Company is operating in the PRC, and in accordance with the relevant tax laws and regulations of the PRC, the corporation income tax rate is 25%. Weifang Yuhe Poultry Co., Ltd is a poultry company, and in accordance with the relevant regulations regarding the favorable tax treatment for an outstanding poultry company, the Company is entitled to a tax free treatment.

The corporate income tax for the subsidiary, Weifang Taihong Feed Co., Ltd is 25%.

(r) Shipping and handling fees

Shipping and handling fees are expensed when incurred.  During the years ended December 31, 2009 and 2008, Shipping and handling charges included in the selling expenses were $30,609 and $11,686 respectively.

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

YUHE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

3.	Summary of significant accounting policies - continued

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

(u) Fair value of financial instruments

A FASB accounting standard requires entities to disclose the fair values of financial instruments except when it is not practicable to do so. Under this accounting standard, it is not practicable to make this disclosure when the costs of formulating the estimated values exceed the benefit when considering how meaningful the information would be to financial statement users.

The fair values of all assets and liabilities do not differ materially from their carrying amounts. None of the financial instruments held are derivative financial instruments and none were acquired or held for trading purposes during the years ended December 31, 2009 or 2008.

(v) Basic and diluted earnings per share

The Company reports basic earnings per share in accordance with the FASB accounting standard. Basic earnings per share is computed using the weighted average number of shares outstanding during the periods presented. The weighted average number of shares of the Company represents the common stock outstanding during the reporting periods.

Diluted earnings per share is based on the assumption that all dilutive options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options are assumed to be exercised at the time of issuance, and as if funds obtained thereby were used to purchase common stock at the average market price during the year.

YUHE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

3.	Summary of significant accounting policies - continued

(w) Statutory reserve

In accordance with the relevant laws and regulations of the PRC and the articles of association of the Company’s PRC subsidiaries, PRC Yuhe and Taihong are required to allocate 10% of their net income reported in the PRC statutory accounts, after offsetting any prior years’ losses, to the statutory surplus reserve, on an annual basis.  When the balance of such reserve reaches 50% of the respective registered capital of the subsidiaries, any further allocation is optional.  The statutory surplus reserves can be used to offset prior years’ losses, if any, and may be converted into registered capital, provided that the remaining balance of the reserve after such conversion is not less than 25% of registered capital. The statutory surplus reserve is non-distributable.

4.	Recently adopted accounting pronouncements

Accounting Standards Codification
In June 2009, the Financial Accounting Standards Board (“FASB”) issued a standard that established the FASB Accounting Standards Codification (the “ASC”), which effectively amended the hierarchy of U.S. generally accepted accounting principles (“GAAP”) and established only two levels of GAAP, authoritative and non-authoritative. All previously existing accounting standard documents were superseded, and the ASC became the single source of authoritative, nongovernmental GAAP, except for rules and interpretive releases of the Securities and Exchange Commission (the “SEC”), which are sources of authoritative GAAP for SEC registrants. All other non-grandfathered, non-SEC accounting literature not included in the ASC became non-authoritative. The ASC was intended to provide access to the authoritative guidance related to a particular topic in one place. New guidance issued subsequent to June 30, 2009 will be communicated by the FASB through Accounting Standards Updates. The ASC was effective for financial statements for interim or annual reporting periods ending after September 15, 2009. The Company adopted and applied the provisions of the ASC for its quarterly reporting ended June 30, 2009, and has eliminated references to pre-ASC accounting standards throughout the consolidated financial statements. The adoption of the ASC did not have a material impact on the Company’s consolidated financial statements.

YUHE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

4.	Recently adopted accounting pronouncements – continued

Subsequent Events
In May 2009, the FASB issued new guidance on the treatment of subsequent events which is intended to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  Specifically, management of a reporting entity is required to evaluate subsequent events through the date that financial statements are issued and disclose the date through which subsequent events have been evaluated, as well as the date the financial statements were issued. This new guidance was effective for fiscal years and interim periods ended after June 15, 2009, and must be applied prospectively. The Company adopted this guidance in the quarter ended June 30, 2009. Subsequent events have been evaluated through March 25, 2010, the date the consolidated financial statements were issued as further discussed in this accounting standard.

Fair Value and Other-Than-Temporary Impairments
In April 2009, the FASB issued new guidance intended to provide additional application guidance and enhanced disclosures regarding fair value measurements and impairments of securities. New guidance related to determining fair value when the volume and level of activity for the asset or liability have significantly decreased and identifying transactions that are not orderly provides additional guidelines for estimating fair value in accordance with pre-existing guidance on fair value measurements. New guidance on recognition and presentation of other-than-temporary impairments provides additional guidance related to the disclosure of impairment losses on securities and the accounting for impairment losses on debt securities, but does not amend existing guidance related to other-than-temporary impairments of equity securities. The new guidance was effective for fiscal years and interim periods ended after June 15, 2009. As such, the Company adopted this guidance for the quarter ended June 30, 2009. Adoption of the new guidance did not have a material impact on the Company’s consolidated financial statements.

Financial Instruments
In April 2009, the FASB issued an accounting standard that requires disclosures about fair value of financial instruments not measured on the balance sheet at fair value in interim financial statements as well as in annual financial statements. Prior to this accounting standard, fair values for these assets and liabilities were only disclosed annually. This standard applies to all financial instruments within its scope and requires all entities to disclose the method(s) and significant assumptions used to estimate the fair value of financial instruments. This standard does not require disclosures for earlier periods presented for comparative purposes at initial adoption, but in periods after the initial adoption, this standard requires comparative disclosures only for periods ending after initial adoption. The adoption of this standard did not have a material impact on the disclosures related to its consolidated financial statements.

YUHE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

5.	Recently Issued Accounting Pronouncements Not Yet Adopted
Fair Value Measurement
In August 2009, the FASB issued an Accounting Standards Update (“ASU”) regarding measuring liabilities at fair value. This ASU provides additional guidance clarifying the measurement of liabilities at fair value in circumstances in which a quoted price in an active market for the identical liability is not available; under those circumstances, a reporting entity is required to measure fair value using one or more of valuation techniques, as defined. This ASU is effective for the first reporting period, including interim periods, beginning after the issuance of this ASU. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

Decreases in Ownership of a Subsidiary – a Scope Clarification
In January 2010, the FASB issued an accounting standard update to address the accounting and reporting for Decreases in ownership of a subsidiary. This amendment to Topic 810 clarifies, but does not change, the scope of current US GAAP. It clarifies the decrease in ownership provisions of Subtopic 810-10 and removes the potential conflict between guidance in that Subtopic and asset derecognition and gain or loss recognition guidance that may exist in other US GAAP. An entity will be required to follow the amended guidance beginning in the period that it first adopts FAS 160 (now included in Subtopic 810-10). For those entities that have already adopted FAS 160, the amendments are effective at the beginning of the first interim or annual reporting period ending on or after December 15, 2009. The amendments should be applied retrospectively to the first period that an entity adopted FAS 160. The Company does not expect the provisions of ASU 2010-02 to have a material effect on the financial position, results of operations, or cash flows of the Company.

Distributions to Shareholders with Components of Stock and Cash
In January 2010, the FASB issued an accounting standard update to address the accounting for distributions to shareholders with components of stock and cash (A Consensus of the FASB Emerging Issues Task Force). This amendment to Topic 505 clarifies the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a limit on the amount of cash that will be distributed is not a stock dividend for purposes of applying Topics 505 and 260 for interim and annual periods ending on or after December 15, 2009, and should be applied on a retrospective basis. The Company does not expect the provisions of ASU 2010-01 to have a material effect on the financial position, results of operations, or cash flows of the Company.

YUHE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

5.	Recently Issued Accounting Pronouncements Not Yet Adopted - continued

Own-Share Lending Arrangements in Contemplation of Convertible Debt issuance or Other Financing
In October 2009, the FASB issued an accounting standard update to address equity-classified share lending arrangements on an entity’s own shares, when executed in contemplation of a convertible debt offering or other financing. This accounting update addresses how to account for the share-lending arrangement and the effect, if any, that the loaned shares have on earnings-per-share calculations. The share lending arrangement is required to be measured at fair value and recognized as an issuance cost associated with the convertible debt offering or other financing. Earnings-per-share calculations would not be affected by the loaned shares unless the share borrower defaults on the arrangement and does not return the shares. If counterparty default is probable, the share lender is required to recognize an expense equal to the then fair value of the unreturned shares, net of the fair value of probable recoveries. This accounting update is effective for share lending agreements entered into after June 15, 2009, and effective for fiscal years and interim periods within those years beginning on or after December 15, 2009 for all other outstanding arrangements, with retrospective application to those arrangements on the effective date. The Company is currently evaluating the impact of this statement upon its adoption on the Company’s consolidated financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on our consolidated financial statements upon adoption.

YUHE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

6.	Acquisition of subsidiaries

On January 31, 2008, Bright Stand acquired 100% common stock of Weifang Yuhe Poultry Co., Limited for $11,306,522 (RMB 81,450,000) and 43.75% of Weifang Taihong Feed Co., Ltd for $312,530 (RMB 2,244,000) and total amount was $11,619,052.

The following table presents the unaudited results of operations of the Company as if the Yuhe acquisitions had been consummated as of January 1, 2008 and the results are shown for the year ended December 31, 2008 includes certain pro forma adjustments, including depreciation and amortization on the assets acquired, and other adjustments.

For The Year Ended December 31,
2008
(Pro forma)

Revenues	$36,117,611
Net income	$10,666,419

Earnings per share
Basic	$0.75
Diluted	$0.74

Weighted average shares outstanding
Basic	14,233,268
Diluted	14,476,504

YUHE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

7.	Inventories

Inventories consist of the following:

	December 31	December 31
	2009	2008

Raw materials	$5,275,629	$5,281,429
Work in progress	1,285,154	1,272,217
Finished goods	-	91,315

	$6,560,783	$6,644,961

8.	Unlisted investments

Unlisted investments at December 31, 2009 represent the 3% investments in Hanting Rural Credit Cooperative, “Hanting” recorded at cost.  For the years ended December 31, 2009 and 2008, the Company recorded $15,522 and $12,251, respectively as income from unlisted investment for dividends received from Hanting.   Management of the Company has reviewed the investment in Hanting for impairment and determined there is no indication that the carrying amount of Hanting may not be recoverable.

YUHE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

9.	Plant and equipment, net

Plant and equipment consists of the following:

	December 31,	December 31,
	2009	2008

At cost
Buildings	$19,071,808	$14,951,197
Machinery	6,006,596	5,064,593
Motor vehicles	120,069	119,786
Furniture and equipment	102,154	82,815

	25,300,627	20,218,391
Less: accumulated depreciation	(3,716,677)	(1,678,071)

	21,583,950	18,540,320
Construction in progress	7,972,762	8,571,956

	$29,556,712	$27,112,276

During the year ended December 31, 2009, depreciation expenses amounted to $2,033,341 among which $1,840,897 and $192,444 were recorded as cost of sales and administrative expense, respectively.  During the year ended December 31, 2008 depreciation expenses amounted to $1,668,059 among which $1,431,939 and $236,120 were recorded as cost of sales and administrative expense, respectively.

Capitalized interest expense included in construction in progress totaled $662,711 and $437,221 for the years ended December 31, 2009 and 2008, respectively.

As of December 31, 2009 and 2008, buildings and machinery of the Company with net book value of $6,600,351 and $7,741,962 were pledged as collateral under certain loan arrangements.

YUHE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

10.	Deposits paid for acquisition of long term assets

Deposits paid consist of the following:

	December 31,	December 31,
	2009	2008

Deposits paid for purchase of land use right	$-	$1,458,959
Deposit paid for purchase of buildings	12,139,473	-
Deposits paid for construction in progress	218,336	-

Deposits paid for capital commitment	12,357,809	1,458,959
Deposits paid for purchase of equipment	3,724,804	822,029

Total Deposits paid for acquisition of long term assets	$16,082,613	$2,280,988

11.	Intangible assets, net

Intangible assets consist of the following:

	December 31,	December 31,
	2009	2008

Land use rights, at cost	$2,977,098	$2,969,714
Less: accumulated amortization	(125,687)	(59,962)

	$2,851,411	$2,909,752

As of December 31, 2009 and 2008, land use rights of the Company with net book value of $2,851,411. The entire amount was pledged as collateral under certain loan arrangements.

During the years ended December 31, 2009 and 2008, amortization expenses included in the cost of sales were $65,541 and $59,209 respectively.

YUHE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

11.	Intangible assets, net – continued

The estimated aggregate amortization expenses for the land use right for the five succeeding years are as follows:

Year
2010	$65,576
2011	65,576
2012	65,576
2013	65,576
2014	65,576
thereafter	2,523,531

$2,851,411

12.	Due to related companies

	December 31,	December 31,
	2009	2008

Weifang Hexing Breeding Co., Ltd. "Weifang Hexing" - Gao Zhentao, a director of the Company is also a director of Weifang Hexing	$-	$185,885

Others	1,208	24,748
	$1,208	$210,633

The amounts due to related companies are unsecured, interest free and have no fixed repayment date.  These loans are used for working capital purposes.

13.	Loan from director

Loan from director totaled $292,517 at December 31, 2009 and represents bank loan borrowed by a director on behalf of the Company.  The loan is due on November 26, 2011 and bears interest at 7.56% per annum.

YUHE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

14.	Due from related companies

	December 31,	December 31,
	2009	2008

Hexing Green Agriculture Co., Ltd., "Hexing Green", - Mr. Gao Zhentao, a director of the Company is also a director of Hexing Green	$-	$75,754

Shandong Yuhe Food Co., Ltd, "Yuhe Food"- Mr. Gao Zhentao, a director of the Company is also a director of Yuhe Food	-	3,580,553

Shandong Yuhe New Agriculture of Sciences, "Shandong Yuhe"- Mr. Gao Zhentao, a director of the Company is also a director of Shandong Yuhe	-	50,257

Weifang Jiaweike Food Co., Ltd, "Weifang Jiaweike" - Mr. Gao Zhentao, a director of the Company is also a director of Weifang Jiaweike	-	25

	$-	$3,706,589

The amounts due from related companies are unsecured, interest free and have no fixed repayment date.

15.	Other payable

	December 31,	December 31,
	2009	2008

Interest payable	$69,193	$69,021
Deposits received	471,344	473,448
Others	803,364	395,066

	$1,343,901	$937,535

Deposit received represent deposits collected from customers as security for non-payment.
Other payable represents apartment rental reimbursement to staff and insurance payable.

YUHE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

16.	Long-term loans

The long-term loans are denominated in Chinese Renminbi and are presented in US dollars as follows:

	December 31,	December 31,
	2009	2008

Loans from Nansun Rural Credit, interest rate at 7.56% to 13.82% per annum, balance due on March 10, May 17, May 28, Nov 29, 2010 and Dec 10, 2011	$8,775,521	8,753,757
Loan from Shuangyang Rural Credit, interest rate at 9.83% per annum, due on October 13, 2010	950,682	948,324
Loan from Hanting Kaiyuan Rural Credit Cooperative, interest rate at 7.56% per annum, renew the due date from January 10, 2009 to January 7, 2011	1,067,689	1,065,040

	10,793,892	10,767,121
Less: current portion of long-term loans	(9,433,686)	(1,356,832)

	$1,360,206	9,410,289

Future maturities of long-term loans as at December 31, 2009 are as follows:

December 31,
2010	$9,433,686
2011	1,360,206

$10,793,892

17.	Accrued expenses and payroll related liabilities

	December 31,	December 31,
	2009	2008

Salary	$1,254,780	$1,142,094
Employee benefits	102,385	97,520
Others	224,185	157,607
Accrued expenses	784,784	728,366

	$2,366,134	$2,125,587

Payroll and payroll related liabilities represent accrued payroll and welfare benefits to employees.

YUHE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

18.	Income tax

The Company was incorporated in Nevada and is subject to U.S. income tax at the statutory tax rate of 34%.  No provision for income taxes have been made as the Company has a taxable loss for the years ended December 31, 2009 and 2008. The Company has accumulated net operating loss carry forward of $1,130,405 as of December 31, 2009. A full valuation allowance of $384,338 has been provided against the deferred tax asset as of December 31, 2009.

Bright Stand was incorporated in the British Virgin Islands and is not subject to income taxes under the current laws of the British Virgin Islands.

PRC Yuhe is operating in the PRC, and in accordance with the relevant tax laws and regulations of PRC, the corporation income tax rate is 25%. However, PRC Yuhe is an agricultural company, and in accordance with the relevant regulations regarding the tax exemption, it is tax-exempt as long as it is registered as an agricultural entity.

Taihong is operating in the PRC, and in accordance with the relevant tax laws and regulations of PRC, the corporation income tax rate is 25%.

The Company uses the asset and liability method, where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes. Taihong has a net operating loss carry forward and temporary difference, which resulted in deferred tax asset of $12,691 and $5,075, respectively, as of December 31, 2009.  The Company realized the deferred tax assets as of December 31, 2009 as there has been sufficient positive evidence existing to support reversal of the valuation allowance previously recognized.

YUHE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

18.	Income tax - continued

The provision for income taxes consists of the following:

	For The Year Ended
	December 31,
	2009	2008

PRC (current)	$-	$-
Deferred tax
-Deferred tax benefit	(17,756)	-

Income Tax (Benefit)	$(17,756)	$-

Actual income tax expenses reported in the consolidated statements of income and comprehensive income differ from the amounts computed by applying the PRC statutory income tax rate of 25% to income before income taxes for the years ended December 31, 2009 and 2008 for the following reasons:

	For The Year Ended
	December 31,
	2009	2008

Income before income taxes	$12,776,365	$10,524,885

Computed “expected” income tax expense at 25%	3,194,091	2,631,221
Tax effect on permanent differences	(32,746)	-
Change in valuation allowance	(51,203)	(60,204)
Parent company losses for which no benefit has been recognized	432,941	258,236
Effect of tax holiday	(3,560,839)	(2,829,253)

Income Tax (Benefit)	$(17,756)	$-

YUHE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

18.	Income tax - continued

The tax effects of temporary differences and carryforwards that give rise to significant portions of deferred tax assets at December 31, 2009 and 2008, were as follows:

	For The Year Ended
	December 31,
Deferred tax assets	2009	2008
Net operating loss carryforwards	$12,691	$46,041
Bad debt allowance	5,075	5,062
	17,766	51,103
Valuation Allowance	-	(51,103)
Total deferred tax assets	$17,766	$-

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

Through December 31, 2009, the management considered that the Company had no uncertain tax positions which affected its consolidated financial position and results of operations or cash flow, and will continue to evaluate for the uncertain position in future. There are no estimated interest costs and penalties provided in the Company’s financial statements for the years ended December 31, 2009 and 2008.

Cumulative undistributed earnings of foreign subsidiaries, for which no U.S. income or foreign withholding taxes have been recorded, approximated $21.9 million at December 31, 2009.  As the company intends to indefinitely reinvest all such earnings, no provision has been made for income taxes that may become payable upon distribution of such earnings as allowed under ASC 740.30, “Accounting for Income Taxes-Other considerations or special areas”.

YUHE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

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

(a)  Common Stock

On March 12, 2008, the Company issued 8,626,320 shares of its common stock (all share information has been adjusted pursuant to the reverse stock split), par value $0.001 per share, to the sole stockholder of Bright Stand to effect the Reverse Merger Acquisition. At the same time, the Company issued 5,829,018 shares of common stock to the investors for gross proceeds of $18 million in the private placement.

The Company's issued and outstanding number of common stock immediately prior to the Reverse merger Acquisition is 1,087,994 shares.

Effective on April 4, 2008, the Company effected a 1-for-14.70596492 reverse stock split of its common stock.

After the reverse acquisition, the total common stock issued and outstanding of the Company is 15,543,330 shares.

YUHE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

20.	Common stock and warrants – continued

(b)  Warrants

The Company granted warrants to acquire an aggregate of 476,014 shares of common stock to Roth Capital Partners, LLC and WLT Brothers Capital, Inc., for their services in connection with the private placement on March 12, 2008. The warrants have a strike price equal to $3.706, have a term of three years starting from March 12, 2008 and permit cashless or cash exercise at all times that they are exercisable. The warrants are exercisable at any time 6 months after their issuance. The Company valued the options by Black-Scholes option-pricing model with the amount of $2,398,975 which recorded as cost of raising capital against additional paid-in capital.

The Company estimated the fair value of each warrant award on the date of grant using the Black-Scholes option-pricing model and the assumption noted in the following table. Expected volatility is based on the historical and implied volatility of a peer group of publicly traded entities. The expected term of options gave consideration to historical exercises, post-vesting cancellations and the options’ contractual term. The risk-free rate for the expected term of the option is based on the U.S. Treasury Constant Maturity at the time of grant. The assumptions used to value options granted during the year ended December 31, 2009 and 2008 were as follows:

Year Ended December 31, 2009 and 2008
Risk free interest rate	3%
Expected volatility	109%
Expected life (years)	3

On October 27, 2008, the Company issued 178,848 of common shares to Roth Capital Partners, LLC based on its cashless exercise of 333,198 warrants issued to it.  The total number of warrants outstanding as at December 31, 2009 and 2008 was 142,816.

YUHE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

20.	Common stock and warrants – continued

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

The terms of outstanding warrants as of December 31, 2009 are as follows:

	Warrants outstanding			Warrants exercisable
Range of exercise prices	Number outstanding	Weighted average remaining contractual life (years)	Weighted average exercise price	Number exercisable	Weighted average remaining contractual life (years)	Weighted average exercise price

$3.706	142,816	1.19	$3.706	142,816	1.19	$3.706

21.	Stock options

On June 13, 2008, the Company granted to the Chief Financial Officer (CFO) of the Company an option to purchase 150,000 shares of the Company’s common stock at an exercise price of $3.708 per share for the 3 year’s employment. The options shall vest with respect to 33.3% of the total number of shares purchasable upon exercise thereof one year after the grant date and 33.3% on the second and third anniversary of the grant date, Mr. Hu will be fully vested in the option by that date and shall cease to vest if he ceases to be Chief Financial Officer of the Company for any reason.

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

YUHE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

21.	Stock options– continued

The options granted to the CFO and the three independent directors will expire on the fifth anniversary of the grant date and cease to vest if they cease to be the CFO or independent directors of the company for any reason.

As at December 31, 2009, the total number of stock options outstanding was 383,151 shares.  The Company recognizes compensation expense, net of estimated forfeitures, over the requisite service period, which is the period during which the grantee is required to provide services in exchange for the award.  The Company has elected to recognize compensation cost for awards with only a service condition that has a graded vesting schedule on a straight-line basis over the requisite service period for the entire award.

The Company uses the Black-Scholes option pricing model to calculate the grant-date fair value of an award, with the following assumptions: no dividend yield, expected volatility of 109.40%, and a risk-free interest rate of 3.00%. In determining volatility of the Company’s options, the Company used the average volatility of the Company’s stock. Fair value per the Black-Scholes model is $2,186,499. In accordance with FASB ASC 718, the Company has recorded stock-based compensation expense during the years ended December 31, 2009 and 2008 of $728,833 and $401,359, respectively, in connection with the issuance of this option.

The weighted average grant date fair value of options granted was $5.71 per share.  The weighted average exercise price of these options was $3.708 per share.  The total number of stock options outstanding as at December 31, 2009 and December 31, 2008 was 383,151 shares.

Following is a summary of the status of options outstanding at December 31, 2009:

	Options outstanding			Options exercisable
Range of exercise prices	Number outstanding	Weighted average remaining contractual life (years)	Weighted average exercise price	Number exercisable	Weighted average remaining contractual life (years)	Weighted average exercise price

$3.708	383,151	3.45	$3.708	127,589	3.45	$3.708

YUHE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

22.	Earnings per share

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

	For The Year Ended
	December 31,
	2009	2008

Net income attributable to the common stockholders	$12,794,121	$10,524,885

Weighted average outstanding shares of common stock	15,722,180	14,233,268
Dilutive effect of options, warrants, and contingently issuable shares	70,360	243,236
Common stock and common stock equivalents	15,792,540	14,476,504

Earnings per share:
Basic	$0.81	$0.74
Diluted	$0.81	$0.73

23.	Significant concentrations and risk

(a)  Customer Concentrations

The Company has the following concentrations of business with each customer constituting greater than 10% of the Company’s gross sales:

	For The Year Ended
	December 31,
	2009	2008

Wei Yunchao	10.71%	*

* Constitute less than 10% of the Company’s gross sales.

The Company has not experienced any significant difficulty in collecting its accounts receivable in the past and is not aware of any financial difficulties being experienced by its major customers.

YUHE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

23.	Significant concentrations and risk - continued

The Company has the following concentrations of business with each supplier constituting greater than 10% of the Company’s purchase:

	For The Year Ended
	December 31,
	2009	2008

Ma Zhuping	*	27.60%
Wang Jianbo	10.99%	*

* Constitute less than 10% of the Company’s purchase.

(b)  Credit Risk

Financial instruments that potentially subject the Company to significant concentration of credit risk consist primarily of cash and cash equivalents.  As of December 31, 2009, substantially all of the Company’s cash and cash equivalents were held by major financial institutions located in the PRC, which management believes are of high credit quality.

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

YUHE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

24.	Business and geographical segments

The Company’s operations are classified into two principal reportable segments that provide different products or services.  PRC Yuhe is engaged in the business of breeding chicken while Taihong is engaged in the business of feed production, in which most of the products were used internally.  Separate management of each segment is required because each business unit is subject to different production and technology strategies.

Reportable Segments

	For The Year Ended December 31, 2009			For The Year Ended December 31, 2008			For The Year Ended December 31,
	Production of chicks	Production of feed	Corporate	Production of chicks	Production of feed	Corporate	Total
							2009	2008

External revenue	$46,920,680	$325,078	$-	$34,166,334	$459,948	$-	$47,245,758	34,626,282
Intersegment revenue	-	9,270,123	-	-	11,885,562	-	9,270,123	11,885,562
Interest income	229	8	-	245,573	34	4,131	237	249,738
Interest expense	-	(608,789)	-	(33,739)	(668,834)	-	(608,789)	(702,573)
Depreciation and amortization	(1,971,067)	(127,815)	-	(1,611,941)	(115,327)	-	(2,098,882)	(1,727,268)
Net profit/(loss) after tax	14,243,358	282,527	(1,731,764)	11,317,014	240,818	(1,032,947)	12,794,121	10,524,885

Expenditures for long-lived assets	8,830,361	69,539	-	12,582,823	108,771	-	8,899,900	12,691,594

Note: Intersegment revenue of $9,270,123 was eliminated in consolidation.
The Company’s operations are located in the PRC. All revenue is from customers in the PRC.  All of the company’s assets are located in the PRC. Accordingly, no analysis of the Company’s sales and assets by geographical market is presented.

YUHE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

25.	Commitments and contingencies

Operating Leases - In the normal course of business, the Company leases the land for hen house under operating lease agreements. The Company rents land, primarily for the feeding of the chicken. The operating lease agreements generally contain renewal options that may be exercised at the Company’s discretion after the completion of the base rental terms. The Company was obligated under operating leases requiring minimum rentals as follows:

As of December 31,

2010	$70,380
2011	70,380
2012	70,380
2013	70,380
2014	70,380
Thereafter	1,251,869

Total minimum lease payments	1,603,769

During the years ended December 31, 2009 and 2008, rental expenses were $165,269 and $155,349 respectively.

YUHE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

25.	Commitments and contingencies - continued

	Total Considera- tion	Total Amount Paid as of December 31, 2009	Remaining Balance as of December 31, 2009	Expected Date of Payment	Starting Date of Project	Date / Expected Date of Completion	Notes
Constructions of:
Breeding Farm No. 1 and No. 28	$6,120,000	$4,500,000	$1,620,000	Progressively from May 2010	May 2005	Set up by the end of February 2010	-
Breeding Farm No. 2, 3, 5, 6 and 7	380,000	292,250	87,750	March 31, 2010	December 6, 2008	Completed by October 31, 2009	-
Steel Structural Surface for Hatchery No. 3	570,410	277,890	292,520	July 31, 2010	December 10, 2008	May 2010	-
Breeding Farm and Steel Structural Surface	1,755,120	1,532,790	222,330	End of March 2010	June 23, 2009	December 31, 2009	-
Acquisition of 13 Breeder Farms	15,191,891	12,139,472	3,052,419	End of May 2010	-	Acquired on December 24, 2009	Expected to spend $2.49m for renovation
Purchase of Land Use Right, Building and Facilities:
Land Use Rights	2,632,657	2,632,657	-	-	-	Acquired on December 26, 2009	The land use rights is for 50 years of a 5.3 hectare (80 mu) and a building and other facilities within the area
Building and Facilities	292,517	292,517	-	-	-	Acquired on December 26, 2009
Construction of Breeding Farm and Equipment	2,486,000	-	2,486,000	Progressively from May 2010	May 2010	January 2011	-
Total	$29,428,595	$21,667,576	$7,761,019

YUHE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

25.	Commitments and contingencies - continued

Construction of Breeding Farm No. 1

On August 15, 2008, PRC Yuhe completed construction work and facilities to set up the southern farm of breeding farm No 1.  On August 30, 2008, PRC Yuhe purchased 100,000 sets of parent breeders and began to feed.  By the end of December 2008, PRC Yuhe has spent RMB 29 million, approximately equivalent to $4.5 million, to build breeding farm No 1.  The breeding farm can be split into the southern and the northern regions.  The northern farm construction work and facilities have been set up by the end of February 2010.  The capacity of the northern factory is 130,000 sets of parent broilers.  The residual payment is RMB 6 million, approximately equivalent to $0.9 million, for the building and facilities; and RMB 4.9 million, approximately equivalent to $0.72 million, in machinery and is scheduled to be paid progressively from May 2010.

Construction of Breeding Farm No. 2, 3, 5, 6, and 7

On December 6, 2008, PRC Yuhe entered into a construction agreement with a contractor to build and renovate five of its breeding farms for a total consideration of RMB2.6 million, approximately equivalent to $380,000. The construction has been completed at the end of October 2009.  The residual scheduled payment is RMB600,000, approximately equivalent to $87,750 and is scheduled to be paid by the end of March 2010.

YUHE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

25.	Commitments and contingencies - continued

Construction of Steel Structural Surface for Hatchery No. 3

On December 10, 2008, PRC Yuhe entered into a construction agreement with a contractor to build the steel structure for its hatchery farm No. 3 for a total consideration of RMB3.9 million, approximately equivalent to $570,410. The estimated completion date of construction is postponed to May 2010 because of the cold weather and construction will start once the weather is getting warm.  The residual scheduled payment is RMB2 million, approximately equivalent to $292,520 and is scheduled to be paid two months after completion of construction.

Construction of Breeding Farm and Steel Structural Surface

On June 23, 2009, PRC Yuhe entered into two construction agreements with contractors to build part of the above breeding farms and construct the steel structure for a total consideration of RMB 6,112,300, approximately equivalent to $893,980, and RMB5,887,800, approximately equivalent to $861,140, respectively.  The constructions have been completed as of December 31, 2009.  As of December 31, 2009, the Company has paid RMB5,340,000, approximately equivalent to $781,020, and RMB5,140,000, approximately equivalent to $751,770, respectively to these two suppliers.  The residual scheduled payments are RMB772,300, approximately equivalent to $112,960, and RMB747,800, approximately equivalent to $109,370, and are scheduled to be paid in March 2010.

Acquisition of 13 Breeder Farms

On December 24, 2009, PRC Yuhe entered into an agreement to purchase thirteen breeder farms at a total consideration of RMB103,870,000, approximately equivalent to $15,191,891.  As of December 31, 2009, PRC Yuhe has paid 80% of the total consideration, or RMB 83,000,000, approximately equivalent to $12,139,472. The remaining balance will be paid within two months after formal delivery of the farms, expected in early March 2010. The farms cover a total area of 37 hectares (560 mu), for which PRC Yuhe acquired all the ground buildings as well as the land use rights for 36 years. The purchase price also includes in-house breeding facilities which supply feed, water and air to the parent breeders. PRC Yuhe expects to spend RMB17,000,000, approximately equivalent to $2,490,000 for renovation.

Purchase of Land Use Right, Building and Facilities

On December 26, 2009, PRC Yuhe entered into an agreement with Yejiazhuangzi Villagers Commission to purchase the land use rights for 50 years of a 5.3 hectare (80 mu) parcel of land for RMB18.0 million, approximately equivalent to $2,632,657, which was paid at the end of 2009. PRC Yuhe also paid an additional RMB2 million, approximately equivalent to $292,517 for a building and other facilities within the area. The construction of this new breeder farm commenced in February 2010 and is expected to finish by the second quarter of 2010. The total capital expenditure for construction and equipment is expected to be approximately RMB17 million, approximately equivalent to $2,486,000.

YUHE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)
25.	Commitments and contingencies - continued

Construction of Breeding Farm No. 28

On March 1, 2010, PRC Yuhe completed construction work and facilities of breeding farm no. 28.  This breeder farm covers an area of 20.6 acres (125 mu) and has capacity for 130,000 parent breeders.

26.	Equipment Leasing and Rental Arrangement

On November 11, 2008, PRC Yuhe entered into equipment leasing agreement and property rental agreement, collectively, the “Agreements”, with Shandong Nongbiao Purina Feed Co., Ltd., “Shandong Nongbiao Purina”. Shandong Nongbiao Purina will construct a feed production facility on a property leased from PRC Yuhe and become the exclusive feed supplier for PRC Yuhe. Pursuant to the terms and conditions of the Agreements, Shandong Nongbiao Purina will lease certain equipment for feed production from, and install them at the premises owned by PRC Yuhe. The lease term for both the equipment leasing agreement and property rental agreement is 10 years. After completion of the feed production facility, the lease term commenced on July, 2009 when the production began.  Shandong Nongbiao Purina shall pay to PRC Yuhe an annual rental payment for the leased land, premises and facilities of RMB 1,500,000, approximately equivalent to $219,390.  As at December 31, 2009, rental payment of $109,695, approximately equivalent to RMB750,000, has been received from Shandong Nongbiao Purina.  The rent payable by Shandong Nongbiao Purina under the rental agreement will be offset against the prepaid equipment rental costs of RMB10,000,000, approximately equivalent to $1,462,290.  As at December 31, 2009, Shandong Nongbiao Purina advanced $1,040,340, approximately equivalent to RMB7,113,000, to PRC Yuhe as rental payment and was recorded as advances from customers.

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

The leasing arrangement with Purina is accounted for as operating lease with the exception of the lease of equipment.  The equipment leased to Purina are accounted for as direct financing lease because the equipment has economic useful life of 10 years and the term of the equipment lease is for 10 years.

The following lists the components of the net investment in direct financing as of December 31:

YUHE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

26.	Equipment Leasing and Rental Arrangement -continued

	2009	2008

Minimum lease payments receivable	$544,903	$-

Less: Unearned income	(162,161)	-

Net investment in direct financing lease	$382,742	$-

As of December 31, 2009, future minimum lease payments to be received for each of the five succeeding fiscal years are as follows, $0 in 2010 to 2013 and $25,611 in 2015.  There were no minimum lease payments to be received in 2010 to 2013 because Purina has advanced $551,379 for the equipment rental as of December 31, 2009.

There are no contingent rentals included in income for the years ended December 31, 2009 and 2008.

27.	Make Good Escrow Agreements

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

Mr. Yamamoto has placed an aggregate of 3,359,889 shares of common stock, “Make Good Shares”, into an escrow account pursuant to the terms of the Make Good Escrow Agreement by and among the Company, Mr. Yamamoto, the Investors and the escrow agent named therein. In the event the Company does not achieve the targets in 2008 and 2009, Make Good Shares will be conveyed to the Investors pro-rata in accordance with their respective investment amount for no additional consideration. In the event that the foregoing Low Performance Events do not occur, the Make Good Shares will be transferred to Mr. Yamamoto.

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

YUHE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

27.	Make Good Escrow Agreements -continued

On July 31, 2009, Roth Capital instructed the Escrow Agent to release 1,679,992 shares of common stock, the 2008 Make Good Shares, to Mr. Kunio Yamamoto.  In August, 2009, 1,679,992 shares of the Company’s common stock were released to Mr. Kunio Yamamoto.

The Company entered into a separate Make Good Escrow Agreement, dated March 12, 2008, with Mr. Kunio Yamamoto, Interwest Transfer Company, Inc., the “Escrow Agent”, and HFG International Limited, “HFG”.  HFG has executed a Form of Release to release 235,196 shares of the Company’s common stock to Mr. Kunio Yamamoto.  On or about April 27, 2009, 235,196 shares of the Company’s common stock were released by HFG to Mr. Kunio Yamamoto.

28.	Subsequent events

The Company evaluated subsequent events through the date the accompanying financial statements were issued, which was March 31, 2010.

Cashless exercise of warrants
In March 2010, the Company issued 87,383 of common shares to WLT Brothers Capital, Inc based on its cashless exercise of 142,816 warrants issued to it.

Due from related companies
Subsequent to December 31, 2009, the Company has made payment approximately aggregated to $2,998,000 (RMB20,500,000) to Weifang Hexing Breeding Co., Ltd., of which $2,691,000 (RMB18,400,000) had been paid subsequently to the Company’s suppliers in January and February, 2010.  The residue part, $307,000 (RMB2,100,000) has been paid back to the Company by February 2010.

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

The unaudited pro forma consolidated statement of operations reflects the results of operations of the company had the merger consummated on January 1, 2008. These pro forma consolidated statements of operations have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which actually would have resulted had the transaction occurred on the date indicated and are not necessarily indicative of the results that may be expected in the future.

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

YUHE INTERNATIONAL, INC.
UNAUDITED PRO FORMA CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2008

	Pro forma for the period from January 1, 2008 to January 31, 2008	As reported from February 1, 2008 to December 31, 2008	Pro forma adjustment	2008 Pro forma Total
Net revenue	$1,491,329	$34,626,282	$	$36,117,611
Cost of revenue	(1,337,438)	(21,572,722)		(22,910,160)
Gross profit	153,891	13,053,560		13,207,451

Operating expenses
Selling	(28,997)	(425,460)		(454,457)
General and administrative	(122,695)	(2,538,590)		(2,661,285)
Bad debts recovery	219,893	813,000		1,032,893
Total operating income (expenses)	68,201	(2,151,050)		(2,082,849)

Income from operations	222,092	10,902,510		11,124,602

Non-operating income (expense)
Interest income	5	249,738		249,743
Other income	5,604	96,914		102,518
Interest expenses	(86,167)	(702,573)		(788,740)
Other expenses	-	(21,704)		(21,704)

Total other income (expense)	(80,558)	(377,625)		(458,183)

Net Income before income tax	141,534	10,524,885		10,666,419
Income Tax	-	-		-
Net income	$141,534	$10,524,885	$	$10,666,419

Earnings per share
Basic	$0.02	$0.74	$	$0.74
Diluted	$0.02	$0.73	$	$0.73

Weighted average shares outstanding
Basic	8,626,318	14,233,268		14,233,268
Diluted	8,626,318	14,476,504		14,476,504

WEIFANG YUHE POULTRY CO., LTD
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD FROM JANUARY 1, 2008 TO JANUARY 31, 2008
(Stated in US dollars)

Weifang Yuhe F-1

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

Weifang Yuhe F-2

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

Weifang Yuhe F-3

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

Weifang Yuhe F-4

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

Weifang Yuhe F-5

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

Weifang Yuhe F-6

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

Weifang Yuhe F-7

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

Weifang Yuhe F-8

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

Weifang Yuhe F-9

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

Weifang Yuhe F-10

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

Weifang Yuhe F-11

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

Weifang Yuhe F-12

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

         (n)    Advertising

The Group expensed all advertising costs as incurred. There were no advertising expenses for the period from January 1, 2008 to January 31, 2008.

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

Weifang Yuhe F-13

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

Weifang Yuhe F-14

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

Weifang Yuhe F-15

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

Weifang Yuhe F-16

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

Weifang Yuhe F-17

WEIFANG YUHE POULTRY CO., LTD

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

7.	Intangible assets, net

Intangible assets consist of the following:

Land use rights, at cost	$3,117,798
Less: accumulated amortization	284,929
$2,832,869

As of January 31, 2008, land use rights of the Group were pledged as collateral under certain loan arrangements.

Amortization expense included in the cost of revenues during the period from January 1, 2008 to January 31, 2008 was $5,200.

8.	Due from related companies

Hefeng Green Agriculture Co., Ltd, “Hefeng Green ” - Mr. Gao Zhentao, a director of the Company is also a director of Hefeng Green	$72,263
Shandong Yuhe Food Group Co., Ltd, “Yuhe Group” - Mr. Gao Zhentao, a director of the Company is also a director of Yuhe Group	3,653,930
Shandong Yuhe New Agriculture Academy of Sciences, “Shandong Yuhe” - Mr. Gao Zhentao, a director of the Company is also a director of Shandong Yuhe	49,251
Weifang Jiaweike Food Co., Ltd, “Weifang Jiaweike” - Mr. Gao Zhentao, a director of the Company is also a director of Weifang Jiaweike	25
$3,775,469

The amounts due from related companies are unsecured, interest free and have no fixed repayment date.

Weifang Yuhe F-18

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

Weifang Yuhe F-19

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

Weifang Yuhe F-20

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

Weifang Yuhe F-21

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

Weifang Yuhe F-22

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

Weifang Yuhe F-23

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

Weifang Yuhe F-24

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

10.09
Labour Contract dated July 15, 2000 entered into between Weifang Taihong Feed Co., Ltd. and Gao Aiping.  [Incorporated by reference to Exhibit 10.12 to the registrant’s Registration Statement on Form S-1/A filed on December 19, 2008]

10.10
Labour Contract dated December 25, 2000 entered into between Weifang Taihong Feed Co., Ltd. and Wang Jianbo.  [Incorporated by reference to Exhibit 10.13 to the registrant’s Registration Statement on Form S-1/A filed on December 19, 2008]

10.11
Labour Contract dated July 10, 2001 entered into between Weifang Yuhe Poultry Co. Ltd. and Zhao Beijing.  [Incorporated by reference to Exhibit 10.14 to the registrant’s Registration Statement on Form S-1/A filed on December 19, 2008]

10.12
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

10.27
Employment Agreement dated June 13, 2008 entered into between Yuhe International, Inc. and Hu Gang [Incorporated by reference to Exhibit 10.2 to the registrant’s current report on Form 8-K filed on June 13, 2008]

10.28
Supplemental Feed Purchase Agreement dated August 5, 2008 entered into between Weifang Taihong Feed Co., Ltd. and Weifang Yuhe Poultry Co., Ltd.  [Incorporated by reference to Exhibit 10.12 to the registrant’s Registration Statement on Form S-1/A filed on December 19, 2008]

10.29	Form of Stock Option Agreement [Incorporated by reference to Exhibit 10.1 to the registrant’s quarterly report on Form 10-Q filed on August 14, 2008]

10.30
Summaries of Oral Loan Agreements as disclosed under section “Transactions with Related Persons”.  [Incorporated by reference to Exhibit 10.33 to the registrant’s Registration Statement on Form S-1/A filed on December 19, 2008]

10.31	Capital Transfer Agreement dated November 28, 2007. [Incorporated by reference to Exhibit 10.12 to the registrant’s Registration Statement on Form S-1/A filed on December 19, 2008]

10.32	Translation of the Equipment Leasing Agreement dated November 11, 2008 in English. [Incorporated by reference to Exhibit 99.1 to the registrant’s 8-K filed on November 21, 2008]

10.33	Translation of the Tenancy Agreement dated November 11, 2008 in English. [Incorporated by reference to Exhibit 99.2 to the registrant’s 8-K filed on November 21, 2008]

14.1	Code of Ethics. [Incorporated by reference to Exhibit 14.1 to the registrant's 2008 10-K filed on March 31, 2009]

23.1	Consent of Thomas G. Kimble and Associates, PC, included in Exhibit 5.1.[Incorporated by reference to Exhibit 23.2 to the registrant’s Registration Statement S-1 filed on May 12, 2008]

23.2	Consent of Long An Law Firm.[Incorporated by reference to Exhibit 23.3 to the registrant’s Registration Statement on Form S-1 filed on May 12, 2008]

*24.1	Power of Attorney (included on the signature page of this registration statement).

*31.1	Certification of the Chief Executive Officer pursuant to Rules 13a-14(a) and 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31.2	Certification of the Chief Financial Officer pursuant to Rules 13a-14(a) and 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*   Filed herewith