Form 10-Q
period 2010-03-31
YUHE INTERNATIONAL, INC.
filed 2010-05-14
CIK 1047857

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10−Q

(Mark One)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2010

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________

Commission File Number:   001-34512

YUHE INTERNATIONAL, INC.
(Exact name of Registrant as Specified in its Charter)

Nevada	33-0215298
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification. No.)

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

Yes  ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).       Yes ☐    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer ☐  Accelerated filer ☐   Non-accelerated filer  ☐
Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐    No  ☒

The number of shares outstanding of each of the issuer’s classes of common equity as of March 31, 2010 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	15,809,563

TABLE OF CONTENTS

PART I
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

YUHE INTERNATIONAL, INC.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009

Index to condensed consolidated financial statements

 YUHE INTERNATIONAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Stated in US Dollars)

	March 31,	December 31,
	2010	2009
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$15,710,565	$14,047,147
Accounts receivable, net of allowances of $18,871 and $18,868	838	838
Inventories	8,268,393	6,560,783
Advances to suppliers	359,927	359,179
Deferred tax assets	15,167	17,766

Total current assets	24,354,890	20,985,713

Plant and equipment, net	29,433,188	29,556,712
Deposits paid for acquisition of long term assets	16,213,668	16,082,613
Notes receivable, net and other receivable, net	46,818	33,635
Unlisted investments held for sale	300,220	300,172
Intangible assets, net	2,835,473	2,851,411
Net investment in direct financing lease	390,907	382,742
Long term prepaid rent	6,544,822	6,570,038

Total assets	$80,119,986	$76,763,036

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,687,433	$5,740,912
Current portion of long term loans	2,311,259	9,433,686
Other payable	1,459,548	1,343,901
Accrued expenses and payroll related liabilities	2,564,740	2,366,134
Advances from customers	655,302	678,366
Other taxes payable	152,626	150,764
Loan from director	292,564	292,517
Other liabilities	143,972	143,949
Due to related companies	1,208	1,208

Total current liabilities	13,268,652	20,151,437

Non-current liabilities
Long-term loans	8,484,371	1,360,206

Total liabilities	21,753,023	21,511,643

YUHE INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

(Stated in US Dollars)

Stockholders' Equity:
Preferred stock, $.001 par value, 1,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock at $.001 par value; 500,000,000 shares authorized, 15,809,563 and 15,722,180 equivalent shares issued and outstanding at March 31, 2010 and December 31, 2009, respectively	15,809	15,722
Additional paid-in capital	30,852,457	30,672,849
Retained earnings	26,243,794	23,316,794
Accumulated other comprehensive income	1,254,903	1,246,028

Total stockholders’ equity	58,366,963	55,251,393

Total liabilities and stockholders’ equity	$80,119,986	$76,763,036

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

YUHE INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (UNAUDITED)

(Stated in US Dollars)

	Three Months Ended March 31,
	2010	2009

Net revenue	$11,756,917	$10,914,390

Cost of revenue	(7,856,562)	(6,852,353)

Gross profit	3,900,355	4,062,037

Operating Expenses
Selling Expenses	(110,947)	(92,940)
General and administrative expenses	(820,516)	(743,990)

Total operating expenses	(931,463)	(836,930)

Income from operations	2,968,892	3,225,107

Non-operating income (expenses)
Interest income	58	96
Other income (expenses)	10,989	(465)
Investment income	15,612	15,509
Interest expenses	(65,950)	(325,427)

Total other income (expenses)	(39,291)	(310,287)

Net income before income taxes	2,929,601	2,914,820
Income tax expense	(2,601)	-

Net income	$2,927,000	$2,914,820

Other comprehensive income
Foreign currency translation	8,875	48,272
Comprehensive income	$2,935,875	$2,963,092

Earnings per share
Basic	$0.19	$0.19
Diluted	$0.18	$0.19

Weighted average shares outstanding
Basic	15,735,773	15,722,180
Diluted	16,056,599	15,722,180

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

YUHE INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(Stated in US Dollars)

	Three Months Ended March 31,
	2010	2009
Cash flows from operating activities
Net income	$2,927,000	$2,914,820
Adjustments to reconcile net income to net cash provided by operating activities:
Stock based compensation	179,608	179,712
Depreciation	553,496	500,545
Amortization	16,397	16,372
Capitalized interest in construction in progress	(206,063)	-
Income from unlisted investment	(15,612)	-
Gain on disposal of property, plant and equipment	176	-
Changes in operating assets and liabilities:
Inventories	(1,706,572)	(423,234)
Advances to suppliers	2,489	(71,013)
Deferred tax assets	2,601	9,443
Long term prepaid rent	26,273	-
Accounts payable	(54,403)	1,049,384
Other payable	115,430	286,867
Accrued expenses and payroll related liabilities	198,272	(127,994)
Advances from customers	(23,172)	51,425
Other taxes payable	1,839	616
Change in net investment in direct financing lease	(8,104)	-

Net cash provided by operating activities	2,009,655	4,386,943

Cash flows from investing activities
Deposit paid and acquisition of property, plant and equipment	(332,155)	(41,133)
Advance to notes receivable	-	(335)
Repayment of notes receivable	(16,357)	-
Proceeds received from related parties receivables	-	41,442

Net cash used in investing activities	(348,512)	(26)

YUHE INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Stated in US Dollars)

Cash flows from financing activities
Proceeds from related party payable	-	275,336

Net cash flows provided by financing activities:	-	275,336

Effect of foreign currency translation on cash and cash equivalents	2,275	17,521

Net increase in cash	1,663,418	4,679,774

Cash- beginning of period	14,047,147	13,412,205

Cash- end of period	$15,710,565	$18,091,979

Cash paid during the period for:
Interest paid	$231,576	$357,632

Supplemental disclosure
Transfer of construction in progress to fixed assets	$-	$1,831,131
Cashless exercise of 142,816 warrants	$87	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

1.	Basis of presentation

The interim condensed consolidated financial statements included herein, presented in accordance with United States generally accepted accounting principles and stated in US dollars, have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission. These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein.  These interim condensed consolidated financial statements should be read in conjunction with the financial statements of the Company for the year ended December 31, 2009 and notes thereto included in the Form 10-K of Yuhe International, Inc. filed on March 31, 2010.  The Company follows the same accounting policies in the preparation of interim reports.
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

2.	Organization and Basis of Preparation of Financial Statements – continued

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

Weifang Yuhe Poultry Co., Ltd., “PRC Yuhe”

Weifang Yuhe Poultry Co., Ltd., “PRC Yuhe”, was established in Weifang, Shandong of the People’s Republic of China, the “PRC”, as a limited company on March 8, 1996. PRC Yuhe is a supplier of day-old chicken raised for meat production, or broilers, in the People’s Republic of China.

Weifang Taihong Feed Co., Ltd., “Taihong”

Weifang Taihong Feed Co., Ltd. was established in Weifang, Shandong of the People’s Republic of China, the “PRC”, as a limited company on May 26, 2003. Taihong is a feed stock company whose primary purpose is to supply feed stock for PRC Yuhe’s breeder chicken.

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

3.	Summary of significant accounting policies – continued

(c) Basic and diluted earnings per share

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

Fair Value Measurements

In January 2010, the FASB issued guidance to amend the disclosure requirements related to recurring and nonrecurring fair value measurements. The guidance requires disclosure of transfers of assets and liabilities between Level 1 and Level 2 of the fair value measurement hierarchy, including the reasons and the timing of the transfers and information on purchases, sales, issuance, and settlements on a gross basis in the reconciliation of the assets and liabilities measured under Level 3 of the fair value measurement hierarchy. The guidance for Level 3 reconciliation disclosures will be effective for annual and interim periods beginning after December 15, 2010. The Company will adopt this guidance at the beginning January 1, 2011. Adoption will not have a material impact on the Company’s consolidated financial statements.

4.	Inventories
Inventories consist of the following:

	March 31	December 31
	2010	2009
	(unaudited)
Raw materials	$5,876,166	$5,275,629
Work in progress	2,392,227	1,285,154
Finished goods	-	-

	$8,268,393	$6,560,783

5.	Unlisted investments

Unlisted investments at March 31, 2010 and December 31, 2009 represent the 3% investment in Hanting Rural Credit Cooperative, “Hanting”, which was recorded at cost.  For the three months ended March 31, 2010 and 2009, the Company recorded $15,612 and $15,509, respectively, as income from unlisted investment for dividends received from Hanting.   Management of the Company has reviewed the investment in Hanting for impairment and determined there is no indication that the carrying amount of Hanting may not be recoverable.

6.	Plant and equipment, net

Plant and equipment consists of the following:

	March 31,	December 31,
	2010	2009
	(unaudited)
At cost
Buildings	$19,233,037	$19,071,808
Machinery	6,018,162	6,006,596
Motor vehicles	120,089	120,069
Furniture and equipment	107,824	102,154

	25,479,112	25,300,627
Less: accumulated depreciation	(4,266,319)	(3,716,677)

	21,212,793	21,583,950
Construction in progress	8,220,395	7,972,762

	$29,433,188	$29,556,712

During the three months ended March 31, 2010, depreciation expenses amounted to $553,496, of which $499,608 and $53,888 were recorded as cost of sales and administrative expense, respectively.

During the three months ended March 31, 2009, depreciation expenses amounted to $500,545, of which $444,333 and $56,212 were recorded as cost of sales and administrative expense, respectively.

6.	Plant and equipment, net – continued

Capitalized interest expense included in construction in progress totaled $206,063 and $0 for the three months ended March 31, 2010 and 2009, respectively.

As of March 31, 2010 and December 31, 2009, buildings and machinery of the Company with net book value of $383,233 and $556,178, respectively, were pledged as collateral under certain loan arrangements (Note 12).

7.	Deposits paid for acquisition of long term assets

Deposits paid consist of the following:

	March 31,	December 31,
	2010	2009
	(unaudited)
Deposit paid for purchase of buildings	$12,141,426	$12,139,473
Deposits paid for construction in progress	385,348	218,336
Deposits paid for purchase of equipment	3,686,894	3,724,804

Total Deposits paid for acquisition of long term assets	$16,213,668	$16,082,613

8.	Intangible assets, net

Intangible assets consist of the following:

	March 31,	December 31,
	2010	2009
	(unaudited)
Land use rights, at cost	$2,977,577	$2,977,098
Less: accumulated amortization	(142,104)	(125,687)

	$2,835,473	$2,851,411

As of March 31, 2010 and December 31, 2009, land use rights of the Company with net book value of $2,835,473 and $2,851,411, respectively, were pledged as collateral under certain loan arrangements.

During the three months ended March 31, 2010 and 2009, amortization expenses included in the cost of sales were $16,397 and $16,371, respectively.

The estimated aggregate amortization expenses for the land use right for the five succeeding years are as follows:

Year
Remainder of 2010	$49,190
2011	65,586
2012	65,586
2013	65,586
2014	65,586
thereafter	2,523,939

$2,835,473

9.	Due to related companies

	March 31,	December 31,
	2010	2009
	(unaudited)
Others	$1,208	$1,208

The amounts due to related companies are unsecured, interest free and have no fixed repayment date.  These loans are used for working capital purposes.

10.	Loan from director

Loan from director totaled $292,564 (original loan amount: Rmb2,000,000) at March 31, 2010 and December 31, 2009 representing bank loan principal borrowed by a director on behalf of the Company.  The loan is due on November 26, 2011 and bears interest at 8.19% per annum.

11.	Other payable

	March 31,	December 31,
	2010	2009
	(unaudited)
Interest payable	$69,204	$69,193
Deposits received	554,324	471,344
Others	836,020	803,364

	$1,459,548	$1,343,901

Deposit received represent deposits collected from customers as security for non-payment.

Others represents apartment rental reimbursement to staff and insurance payable.

12.	Long-term loans

The long-term loans are denominated in Chinese Renminbi and are presented in US dollars as follows:

	March 31,	December 31,
	2010	2009
	(unaudited)
Loans from Nansun Rural Credit, interest rate at 7.56% to 8.64% per annum, the various loans are due on May 17, 2010, Dec 10, 2011, Jan 26, 2013 and Mar 16, 2013	$8,776,935	8,775,521
Loan from Shuangyang Rural Credit, interest rate at 9.83% per annum, due on Oct 13, 2010	950,835	950,682
Loan from Hanting Kaiyuan Rural Credit Cooperative, interest rate at 7.56% per annum, due on January 7, 2011	1,067,860	1,067,689

	10,795,630	10,793,892
Less: current portion of long-term loans	(2,311,259)	(9,433,686)

	$8,484,371	1,360,206

Future maturities of long-term loans as at March 31, 2010 are as follows:

March 31,
2011	$2,311,259
2012	292,564
2013	8,191,807

$10,795,630

13.	Accrued expenses and payroll related liabilities

	March 31,	December 31,
	2010	2009
	(unaudited)
Salary	$1,508,428	$1,254,780
Employee benefits	110,274	102,385
Others	-	224,185
Accrued expenses	946,038	784,784

	$2,564,740	$2,366,134

Payroll related liabilities represent accrued payroll and welfare benefits to employees.

14.	Income tax

The Company was incorporated in Nevada and is subject to U.S. income tax at the statutory tax rate of 34%.  No provision for income taxes have been made for the U.S. entity as it has a taxable loss for the three months ended March 31, 2010 and 2009. The Company has accumulated net operating loss carry forward of $1,310,100 as of March 31, 2010. A full valuation allowance of $445,434 has been provided against the deferred tax asset as of March 31, 2010.

Bright Stand was incorporated in the British Virgin Islands and is not subject to income taxes under the current laws of the British Virgin Islands.

PRC Yuhe is operating in the PRC, and in accordance with the relevant tax laws and regulations of the PRC, the corporation income tax rate is 25%. However, PRC Yuhe is an agricultural company, and in accordance with the relevant regulations regarding tax exemption, it is tax-exempt as long as it is registered as an agricultural entity.

Taihong is operating in the PRC, and in accordance with the relevant tax laws and regulations of the PRC, the corporate income tax rate is 25%.

The Company uses the asset and liability method, where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes. Taihong has a net operating loss carry forward and temporary difference, which resulted in deferred tax assets of $10,092 and $5,075, respectively, as of March 31, 2010.

14.	Income tax – continued

The provision for income taxes consists of the following:

	For The Three Months Ended
	March 31,
	2010	2009
	(unaudited)	(unaudited)
PRC (current)	$-	$-
Deferred tax
- Deferred tax expenses	2,601	2,445
- Change in valuation allowance	-	(2,445)

Income Tax Expenses	$2,601	$-

Actual income tax expenses reported in the consolidated statements of income and comprehensive income differ from the amounts computed by applying the PRC statutory income tax rate of 25% to income before income taxes for the three months ended March 31, 2010 and 2009 for the following reasons:

14.	Income tax - continued

	For The Three Months Ended
	March 31,
	2010	2009
	(unaudited)	(unaudited)
Income before income taxes	$2,929,601	$2,914,820

Computed “expected” income tax expense at 25%	732,400	728,705
Tax effect on permanent differences	(23,109)	2,445
Change in valuation allowance	-	-
Parent company losses for which no benefit has been recognized	96,837	92,445
Effect of tax holiday	(803,527)	(823,595)

Income Tax Expenses	$2,601	$-

14.	Income tax - continued

The tax effects of temporary differences and carryforwards that give rise to significant portions of deferred tax assets as of March 31, 2010 and December 31, 2009, were as follows:

	As Of	As Of
	March 31,	December 31,
	2010	2009
	(unaudited)
Deferred tax assets
Net operating loss carryforwards	$10,092	$12,691
Bad debt allowance	5,075	5,075
	15,167	17,766
Valuation Allowance	-	-
Total deferred tax assets	$15,167	$17,766

14.	Income tax – continued

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

Through March 31, 2010, the management considered that the Company had no uncertain tax positions which affected its consolidated financial position and results of operations or cash flow, and will continue to evaluate for the uncertain position in future. There are no estimated interest costs and penalties provided in the Company’s financial statements for the three months ended March 31, 2010 and 2009.

Cumulative undistributed earnings of foreign subsidiaries, for which no U.S. income or foreign withholding taxes have been recorded, approximated $27.8 million at March 31, 2010.  As the company intends to indefinitely reinvest all such earnings, no provision has been made for income taxes that may become payable upon distribution of such earnings as allowed under ASC 740.30, “Accounting for Income Taxes-Other considerations or special areas”.

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

16.	Common stock and warrants

(a)  Common Stock

Total common stock issued and outstanding of the Company as at March 31, 2010 and December 31, 2009 are 15,809,563 and 15,722,180 shares, respectively.

(b)  Warrants

On March 18, 2010, the Company issued 87,383 of common shares to WLT Brothers Capital, Inc as a result of its cashless exercise of 142,816 warrants issued to it.  There are no warrant outstanding as at March 31, 2010.

17.	Stock options

As at March 31, 2010, the total number of stock options outstanding was 383,151 shares.  The Company recognizes compensation expense, net of estimated forfeitures, over the requisite service period, which is the period during which the grantee is required to provide services in exchange for the award.  The Company has elected to recognize compensation cost for awards with only a service condition that has a graded vesting schedule on a straight-line basis over the requisite service period for the entire award.

The Company uses the Black-Scholes option pricing model to calculate the grant-date fair value of an award, with the following assumptions: no dividend yield, expected volatility of 109.40%, and a risk-free interest rate of 3.00%. In determining volatility of the Company’s options, the Company used the average volatility of the Company’s stock. Fair value per the Black-Scholes model is $2,186,499. In accordance with FASB ASC 718, the Company has recorded stock-based compensation expense during the three months ended March 31, 2010 and 2009, of $179,695 and $179,712, respectively, in connection with the issuance of this option.

The weighted average grant date fair value of options granted was $5.71 per share.  The weighted average exercise price of these options was $3.708 per share.  The total number of stock options outstanding as at March 31, 2010 and December 31, 2009 was 383,151 shares.

17.	Stock options – continued

Following is a summary of the status of options outstanding at March 31, 2010:

	Options outstanding			Options exercisable
Exercise price	Number outstanding	Weighted average remaining contractual life (years)	Weighted average exercise price	Number exercisable	Weighted average remaining contractual life (years)	Weighted average exercise price

$3.708	383,151	3.2	$3.708	127,589	3.2	$3.708

18.	Earnings per share

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

	For The Three Months Ended
	March 31,
	2010	2009
	(unaudited)	(unaudited)

Net income attributable to the common stockholders	$2,927,000	$2,914,820

Weighted average outstanding shares of common stock	15,735,773	15,722,180
Dilutive effect of options, warrants, and contingently issuable shares	320,826	-
Common stock and common stock equivalents	16,056,599	15,722,180

Earnings per share:
Basic	$0.19	$0.19
Diluted	$0.18	$0.19

Basic and diluted earnings per share are the same as there was no dilutive effect of the warrants and stock options for the three months ended March 31, 2009.

19.	Significant concentrations and risk

(a)  Customer Concentrations

The Company has the following concentrations of business with each customer constituting greater than 10% of the Company’s gross sales:

	For The Three Months Ended
	March 31,
	2010	2009
	(unaudited)	(unaudited)
Wang Jianbo	14.01%	*
Wei Yunchao	12.38%	*
Li Chuanwang	10.18%	*

* Constitutes less than 10% of the Company’s gross sales.

The Company has not experienced any significant difficulty in collecting its accounts receivable in the past and is not aware of any financial difficulties being experienced by its major customers.

The Company has the following concentrations of business with each supplier constituting greater than 10% of the Company’s purchase:

	For The Three Months Ended
	March 31,
	2010	2009
	(unaudited)	(unaudited)
Gao Ping	20.87%	*
Wang Jianbo	15.26%	*
Mao Shenlin	11.24%	*

* Constitutes less than 10% of the Company’s purchase.

19.	Significant concentrations and risk – continued

 (b)  Credit Risk

Financial instruments that potentially subject the Company to significant concentration of credit risk consist primarily of cash and cash equivalents.  As of March 31, 2010, substantially all of the Company’s cash and cash equivalents were held by major financial institutions located in the PRC, which management believes are of high credit quality.

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

20.	Business and geographical segments

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

Reportable Segments

	For The Three Months Ended March 31, 2010 (unaudited)			For The Three Months Ended March 31, 2009 (unaudited)			For The Three Months Ended March 31, (unaudited)
	Production of chicks	Production of feed	Corporate	Production of chicks	Production of feed	Corporate	Total
							2010	2009
External revenue	$11,696,185	$60,732	$-	$10,827,844	$86,546	$-	$11,756,917	$10,914,390
Intersegment revenue	$-	$1,739,994	$-	$-	$2,405,913	$-	$1,739,994	$2,405,913
Interest income	$58	$-	$-	$89	$7	$-	$58	$96
Interest expense	$-	$(65,950)	$-	$(115,401)	$(210,026)	$-	$(65,950)	$(325,427)
Depreciation and amortization	$(539,068)	$(30,825)	$-	$(484,725)	$(32,192)	$-	$(569,893)	$(516,917)
Net profit/(loss) after tax	$3,214,105	$100,240	$(387,345)	$3,294,380	$(9,782)	$(369,778)	$2,927,000	$2,914,820

Expenditures for long-lived assets	$332,155	$-	$-	$482,916	$60,463	$-	$332,155	$543,379

Note: Intersegment revenue of $1,739,994 was eliminated in consolidation.

The Company’s operations are located in the PRC. All revenue is from customers in the PRC.  All of the company’s assets are located in the PRC. Accordingly, no analysis of the Company’s sales and assets by geographical market is presented.

21.	Commitments and contingencies

Operating Leases - In the normal course of business, the Company leases the land for hen houses under operating lease agreements. The Company rents land, primarily for the feeding of the chicken. The operating lease agreements generally contain renewal options that may be exercised at the Company’s discretion after the completion of the base rental terms. The Company was obligated under operating leases requiring minimum rentals as follows:

Remainder of year ended December 31,

2010	$52,793
2011	70,391
2012	70,391
2013	70,391
2014	70,391
Thereafter	1,252,070

Total minimum lease payments	1,586,427

During the three months ended March 31, 2010 and 2009, rental expenses were $51,576 and $28,595, respectively.

21.	Commitments and contingencies - continued

	Total Considera- tion	Total Amount Paid as of March 31, 2010	Remaining Balance as of March 31, 2010	Expected Date of Payment	Starting Date of Project	Date / Expected Date of Completion	Notes
Construction of:
Breeding Farm No. 1 and No. 28	$6,120,000	$4,500,000	$1,620,000	Progressively from May 2010	May 2005	Set up by the end of February 2010	-
Steel Structural Surface for Hatchery No. 3	570,500	277,940	292,560	July 31, 2010	December 10, 2008	May 2010	-
Acquisition of 13 Breeder Farms	15,194,336	12,141,426	3,052,910	End of December 2010	-	Acquired on December 24, 2009	Expected to spend $2.49m for renovation
Construction of Breeding Farm and Equipment	2,486,000	-	2,486,000	Progressively from May 2010	May 2010	January 2011	-
Total	$24,370,836	$16,919,366	$7,451,470

21.	Commitments and contingencies - continued
Construction of Breeding Farm No. 1 and No. 28

On August 15, 2008, PRC Yuhe completed construction work and facilities to set up the southern farm of breeding farm No 1.  On August 30, 2008, PRC Yuhe purchased 100,000 sets of parent breeders and began to feed.  By the end of December 2008, PRC Yuhe has spent $4.5 million, approximately equivalent to RMB29 million, to build breeding farm No 1.  The breeding farm can be split into the southern and the northern regions.  The northern farm construction work and facilities have been set up by the end of February 2010.  The capacity of the northern factory is 130,000 sets of parent broilers.  The residual payment is $0.9 million, approximately equivalent to RMB6 million, for the building and facilities; and $0.72 million, approximately equivalent to RMB 4.9 million, in machinery and is scheduled to be paid progressively from May 2010. On March 1, 2010, PRC Yuhe completed construction work and facilities of breeding farm no. 28.  This breeder farm covers an area of 20.6 acres (125 mu) and has capacity for 130,000 parent breeders.

Construction of Breeding Farm No. 2, 3, 5, 6, and 7

On December 6, 2008, PRC Yuhe entered into a construction agreement with a contractor to build and renovate five of its breeding farms for a total consideration of $380,000, approximately equivalent to RMB2.6 million. The construction has been completed at the end of October 2009.  The residual payment of $87,770, approximately equivalent to RMB600,000, has been paid by the end of March 2010.

Construction of Steel Structural Surface for Hatchery No. 3

On December 10, 2008, PRC Yuhe entered into a construction agreement with a contractor to build the steel structure for its hatchery farm No. 3 for a total consideration of $570,500, approximately equivalent to RMB3.9 million. The estimated completion date of construction is postponed to May 2010 because of the cold weather and construction will start once the weather is getting warm.  The residual scheduled payment is $292,560, approximately equivalent to RMB 2 million, and is scheduled to be paid two months after completion of construction.

21.	Commitments and contingencies - continued
Construction of Breeding Farm and Steel Structural Surface

On June 23, 2009, PRC Yuhe entered into two construction agreements with contractors to build part of the above breeding farms and construct the steel structure for a total consideration of $894,120, approximately equivalent to RMB6,112,300, and $861,280, approximately equivalent to RMB5,887,800, respectively.  The constructions have been completed as of December 31, 2009.  As of March 31, 2010, the Company has paid $781,150, approximately equivalent to RMB5,340,000, and $751,890, approximately equivalent to RMB5,140,000, respectively to these two suppliers.  The residual payments of $112,970, approximately equivalent to RMB772,300, and $109,390, approximately equivalent to RMB747,800, have been paid by the end of March, 2010.

Acquisition of 13 Breeder Farms

On December 24, 2009, PRC Yuhe entered into an agreement to purchase thirteen breeder farms at a total consideration of $15,194,336, approximately equivalent to RMB103,870,000.  As of March 31, 2010, PRC Yuhe has paid 80% of the total consideration, or $12,141,426, approximately equivalent to RMB83,000,000. The remaining balance of $3,052,910, approximately equivalent to RMB20,870,000, is expected to be paid by the end of December 2010. The farms cover a total area of 37 hectares (560 mu), for which PRC Yuhe acquired all the ground buildings as well as the land use rights for 36 years. The purchase price also includes in-house breeding facilities which supply feed, water and air to the parent breeders.

22.	Equipment Leasing and Rental Arrangement

On November 11, 2008, PRC Yuhe entered into equipment leasing agreement and property rental agreement, collectively, the “Agreements”, with Shandong Nongbiao Purina Feed Co., Ltd., “Shandong Nongbiao Purina”. Shandong Nongbiao Purina will construct a feed production facility on a property leased from PRC Yuhe and become the exclusive feed supplier for PRC Yuhe. Pursuant to the terms and conditions of the Agreements, Shandong Nongbiao Purina will lease certain equipment for feed production from, and install them at the premises owned by PRC Yuhe. The lease term for both the equipment leasing agreement and property rental agreement is 10 years. After completion of the feed production facility, the lease term commenced in July 2009 when the production began.  Shandong Nongbiao Purina shall pay to PRC Yuhe an annual rental payment for the leased land, premises and facilities of $219,420, approximately equivalent to RMB1,500,000. The rent payable by Shandong Nongbiao Purina under the rental agreement will be offset against the prepaid equipment rental costs of $1,462,820, approximately equivalent to RMB10,000,000.  As at March 31, 2010, Shandong Nongbiao Purina advanced $463,036, approximately equivalent to RMB3,165,360, to PRC Yuhe as rental payment and was recorded as advances from customers.

In connection with the execution of the Agreements, Shandong Yuhe Food Group Co., Ltd., “Yuhe Group”, a PRC company based in Shandong Province, would be the guarantor of PRC Yuhe for $658,000, approximately equivalent to RMB4,500,000, for the first five years and for $439,000, approximately equivalent to RMB3,000,000, for the next five years. No guarantee fee is required according to the above Agreements.

22.	Equipment Leasing and Rental Arrangement – continued

The leasing arrangement with Purina is accounted for as operating lease with the exception of the lease of equipment.  The equipment leased to Purina are accounted for as direct financing lease because the equipment has an economic useful life of 10 years and the term of the equipment lease is for 10 years.

The following lists the components of the net investment in direct financing as of March 31:

	March 31,	December 31,
	2010	2009
	(unaudited)
Minimum lease payments receivable	$544,991	$544,903

Less: Unearned income	(154,084)	(162,161)

Net investment in direct financing lease	$390,907	$382,742

As of March 31, 2010, future minimum lease payments to be received for each of the five succeeding fiscal years are as follows: $0 in 2010 to 2013 and $25,615 in 2014.  There were no minimum lease payments to be received in 2010 to 2013 because Purina has advanced $551,468 for equipment rental as of March 31, 2010.

There are no contingent rentals included in income for the three months ended March 31, 2010 and 2009.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Special Note Regarding Forward Looking Statements

This Quarterly Report on Form 10-Q, including this “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements that are based on the beliefs of the Company’s management and involve risks and uncertainties, as well as assumptions that, if they ever materialize or prove incorrect, could cause the results of the Company to differ materially from those expressed or implied by such forward-looking statements. The words “believe,” “expect,” “anticipate,” “project,” “targets,” “optimistic,” “intend,” “aim,” “will” or similar expressions are intended to identify forward-looking statements. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including statements regarding new and existing products, technologies and opportunities; statements regarding market and industry segment growth and demand and acceptance of new and existing products; any projections of sales, earnings, revenue, margins or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements regarding future economic conditions or performance; uncertainties related to conducting business in China; any statements of belief or intention; any of the factors mentioned in the “Risk Factors” section of the Company’s annual report on Form 10-K; and any statements of assumptions underlying any of the foregoing. Except as otherwise indicated by the context, references in this report to the “Company,” “Yuhe International,” “we,” “us,” or “our,” are references to the combined business of Yuhe International, Inc. and its subsidiaries.

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

Results of Operations

The following is a discussion of the Company’s results of operations for the three months ended March 31, 2010 compared to the three months ended March 31, 2009.

The Three Months Ended March 31, 2010 Compared to The Three Months Ended March 31, 2009

	All amounts,	As a	All amounts,	As a	Increase/	Increase/
	other than	percentage of	other than	percentage of	(Decrease)	(Decrease)
	percentage, in	net revenues	percentage, in	net revenues	Dollar ($)	Percentage
	U.S. dollars		U.S. dollars
	For the three	For the three	For the three	For the three	For the three	For the three
	months ended	months ended	months ended	months ended	months ended	months ended
	March 31	March 31	March 31	March 31	March 31	March 31
	2010	2010	2009	2009	2010	2010

Net revenue	11,756,917	100.00%	10,914,390	100.00%	842,527	7.72%
Cost of revenue	7,856,562	66.83%	6,852,353	62.78%	1,004,209	14.65%
Gross profit	3,900,355	33.17%	4,062,037	37.22%	(161,682)	-3.98%
Selling expenses	110,947	0.94%	92,940	0.85%	18,007	19.37%
General and administrative expenses	820,516	6.98%	743,990	6.82%	76,526	10.29%
Income from operations	2,968,892	25.25%	3,225,107	29.55%	(256,215)	-7.94%
Interest income	58	0.00%	96	0.00%	(38)	-39.58%
Other income (expenses)	10,989	0.09%	(465)	0.00%	11,454	-2,463.23%
Investment income	15,612	0.13%	15,509	0.14%	103	0.66%
Interest expenses	65,950	0.56%	325,427	2.98%	(259,477)	-79.73%
Income tax expense	2,601	0.02%	-	0.00%	2,601	0.00%
Net income	2,927,000	24.90%	2,914,820	26.71%	12,180	0.42%

Net revenue. Net revenue increased by $0.84 million, or 8%, to $11.76 million for the three months ended March 31, 2010 from $10.91 million for the three months ended March 31, 2009. The increase was driven by the increase in sales volume of the Company’s day-old broilers by 2.5 million birds, or 11%, from 23.1 million birds for the three months ended March 31, 2009 to 25.6 million birds for the three months ended March 31, 2010. The increase in sales volume was a result of capacity expansion in year 2010. The increase in sales volume was partially offset by a decrease in unit selling price. The selling price of day-old broilers decreased by 2.7% from RMB 2.99 per bird for the three months ended March 31, 2009 to RMB 2.91 per bird for the three months ended March 31, 2010. This price decline was within a normal range and within management’s expectation, especially compared to a period of high prices during the last quarter of year 2008 which extended through the first quarter of year 2009.

$10.89 million, or 92.6%, of net revenue, came from day old broilers sales; $0.63 million, or 5.4%, of net revenue, came from the sale of retired parent broilers, which earned approximately $28,000 in gross profit in this period; $0.07 million, or 0.6% of net revenue, came from sales of non-fecundated eggs; $0.11 million, or 0.9% of net revenue, came from chicken dung and other business; and $0.06 million, or 0.5% of net revenue, came from external feed sales of Taihong.

Cost of revenue. The Company’s cost of revenue increased by $1.00 million, or 14.7%, to $7.86 million for the three months ended March 31, 2010 from $6.85 million for the three months ended March 31, 2009. The main reasons for the increase in the cost of revenue were the increase in sales volume and the increase in unit cost, which increased by RMB0.16, or 8.6%, to RMB2.01 for the three months ended March 31, 2010 from RMB1.85 for the three months ended March 31, 2009. The unit cost increase is due to the increase in feed price in 2010; the price of corn, which is the major component of feed, increased 27%. The detailed price per ton for the various components of the feed is as below:

RMB/Ton

Period\Raw material	Corn	Soybean	Bean oil	Corn Bran	Wheat Bran
Q1 2009	1509	3421	6895	1671	1352
Q1 2010	1917	3392	7671	2040	1725
Growth rate	27%	-1%	11%	22%	28%
Note: Soybean price fluctuations are small because the soybean market is fully linked with the international market.

Feed cost comprises 60% of cost of revenue for parent broiler breeding whereas feed cost is 80% of cost of revenue for commercial broiler breeding.

As a percentage of net revenue, the cost of revenue increased by 4 percentage points, from 63% for the three months ended March 31, 2009 to 67% for the three months ended March 31, 2010.

Gross profit. The Company’s gross profit decreased by $0.16 million, or 4%, to $3.9 million for the three months ended March 31, 2010 from $4.06 million for the three months ended March 31, 2009. Gross profit as a percentage of net revenue was 33% for the three months ended March 31, 2010 as compared to 37% for the three months ended March 31, 2009. The decrease was mainly attributable to the increase in unit cost of the Company’s day-old broilers, as discussed above.

General and administrative expenses. General and administrative expenses increased by $0.08 million, or 10%, to $0.82 million for the three months ended March 31, 2010 from $0.74 million for the three months ended March 31, 2009. The increase in general and administrative expenses was mainly due to additional audit fees paid to Grant Thornton, our former independent registered public accounting firm, which increased by about $70,000.

General and administrative expenses for the first quarter of 2010 were comprised mainly of public company related expenses of $0.39 million, including stock based compensation of $179,695, representing 48% of total general and administrative expenses; audit fees of $0.14 million, representing 17% of total general and administrative expenses; human resources and related expenses of $0.12 million, representing 15% of total general and administrative expenses; facilities and utility expenses of $0.09 million, representing 11% of total general and administrative expenses; travel expenses of $0.04 million, representing 5% of total general and administrative expenses; and tax expense of $0.03 million, representing 4% of total general and administrative expenses.

Selling expenses. The Company’s selling expenses increased by $18,007, or 19%, to $110,947 for the three months ended March 31, 2010 from $92,940 for the same period in 2009. Selling expenses for the first quarter of 2010 were comprised mainly of packaging and transportation expenses of $73,539, representing 66% of total selling expenses; human resources and related expenses of $14,105, representing 13% of total selling expenses; and travel, office expenses and advertising expenses of $22,865, representing 20% of total selling expenses. The increase in selling expenses was primarily due to the increase in packaging and transportation expenses as a result of increased sales volume. As a percentage of net revenue, selling expenses remained 1%, which was the as with the level for the three months ended March 31, 2009. The Company expects that its selling expenses will not increase in proportion with sales growth because the Company distributes its product through distributors.

Interest expenses. Interest expenses decreased by $259,477, or 80%, to $65,950 for the three months ended March 31, 2010 from $325,427 for the same period in 2009. The decrease was due to the increase in interest being capitalized in construction in progress. Capitalized interest for the three months ended March 31, 2010 and 2009, was $206,063 and $0, respectively. If interest had not been capitalized, interest expense on bank loans would have been $272,013 and $325,427 for the three months ended March 31, 2010 and 2009 respectively. As the Company continues to expand its operations by acquiring more farm facilities and equipment in the coming years, the amount of capitalized bank interest is not expected to decline in the near future.

Net income. Net income increased by $0.01 million, or 0.42%, to $2.93 million for the three months ended March 31, 2010 from $2.91 million for the three months ended March 31, 2009, as a result of the factors described above.

Liquidity and Capital Resources

The Company expects that its strong positive working capital of $11.09 million as of March 31, 2010 and positive cash flow provided by operating activities of $1.99 million will meet its foreseeable working capital needs for the next 12 months from the date of this report. In the first quarter of year 2010, the Company renewed 7 bank loans for a total of $8.19 million with local banks, these loans will expire in year 2013.

In connection with this renewal, the interest rates on these loans were reduced to a fixed annual interest rate of 7.56% compared to the previous rates which varied between 8.64% and 13.82%.

The balance of Yuhe’s bank loans was approximately $10.8 million as of March 31, 2010. Under the new terms for the bank loans, the Company can reduce its average bank loan interest rate from 10.8% to 7.8%. The Company expects to reduce interest expense prior to any capitalized interest from approximately $1.2 million per annum, approximately equivalent to RMB 8.2 million, to $0.86 million per annum, approximately equivalent to RMB 5.9 million.

General

As of March 31, 2010, the Company had cash and cash equivalents of approximately $15.71 million. The following table provides detailed information about the Company’s net cash flow for the three months ended March 31, 2010.

	Quarter ended	Quarter ended
	March 31, 2010	March 31, 2009
Net cash provided by operating activities	$2,009,655	$4,386,943
Net cash used in investing activities	(348,512)	(26)

Net cash provided by financing activities	-	275,336
Effect of foreign currency translation on cash	2,275	17,521
Net cash inflow	1,663,418	4,679,774
Cash at beginning of period	14,047,147	13,412,205
Cash at end of period	$15,710,565	$18,091,979

Operating Activities. Net cash provided by operating activities was $2.0 million for the three months ended March 31, 2010 compared to $4.4 million for the three months ended March 31, 2009. The net cash provided by operating activities was primarily attributable to the net income of $2.93 million; a decrease of $0.03 million of long term prepaid rent; and a decrease of $0.12 million of other payable; offset by an increase of $1.71 million of inventories; an increase of $0.05 million of accounts payable; an increase of $0.16 million of accrued expenses; an increase of $0.04 million of payroll and payroll related liabilities and non cash adjustment for depreciation and amortization of $0.57 million; non cash compensation of $0.18 million; and capitalized interest in construction in progress of $0.21 million.  Compared to the same period in 2009, the Company’s net cash provided by operating activities decreased because of expansion in production capacity which has led to an increase in the inventories during the quarter ended March 31, 2010.  Also, the Company purchased $1.3 million more inventory than the same period in 2009.  Furthermore, the Company paid down $0.05 million accounts payable compared to an increase in accounts payable of $1.05 million during the same period in 2009.

Investing Activities. Net cash used in investing activities for the three months ended March 31, 2010 was $0.35 million compared to $26 for the three months ended March 31, 2009. The net cash used in investing activities was primarily attributable to an increase of $0.33 million in capital expenditure for the building of breeder farms and purchase of equipment and repayment of notes receivable of $0.02 million for the three months ended March 31, 2010. The following is a summary of the $0.33 million cash used in deposits paid and acquisition of property, plant and equipment:

	Three Months ended	Three Months ended
	March 31, 2010	March 31, 2009
Deposits paid for purchase of equipment	$205,997	$
Purchase of equipment	141,770	41,133
Others	(15,612)	-
Total deposit paid and acquisition of property, plant and equipment	$332,155	$41,133

Consistent with the Company’s production expansion, compared to the same period in 2009, the Company made more capital expenditure on production equipment and production facilities, representing an increase of approximately $0.29 million, which contributed to the increase in cash used in investing activities.

Financing Activities. There was no cash flow used in or provided by financing activities.  During the quarter ended March 31, 2010, the Company was able to renew some of its bank loans and extend the maturity dates to year 2013.

Loan Facilities

 As at March 31, 2010, maturities of the Company’s bank loans are as follows:

As of March 31,
2011	2,311,259
2012	292,564
2013	8,191,807
$10,795,630

All amounts, other than percentages, are in U.S. dollars

Type	Lender	Term	Maturity Date	Principal Amount

Bank loan	Hanting Kaiyuan Rural Credit Cooperative	24 months	Jan 7, 2011	$1,067,860
Bank loans	Nansun Rural Credit	36 months	Mar 16, 2013	4,827,315
Bank loan	Nansun Rural Credit	24 months	Dec 10 2011	292,564
Bank loan	Nansun Rural Credit	36 months	May 17 2010	292,564
Bank loans	Nansun Rural Credit	36 months	Jan 26, 2013	3,364,492
Bank loans	Shuangyang Rural Credit	24 months	Oct 13, 2010	950,835
Total				$10,795,630

The Company has eleven loan facilities from three institutions and the following are the material terms of such bank loans.

 Loan from Hanting Kaiyuan Rural Credit Cooperative:

On January 8, 2009, PRC Yuhe renewed the loan agreement with Hanting Kaiyuan Rural Credit Cooperative. Pursuant to the loan agreement, Hanting Kaiyuan Rural Credit Cooperative loaned PRC Yuhe $1,067,859 at an interest rate of 7.56% per annum. PRC Yuhe is obligated under such loan agreement to pay interest monthly and repay the loan on its maturity date, January 7, 2011. The loan is secured by the plant and equipment of PRC Yuhe with a net book value of $380,356 as of March 31, 2010.

Loans from Nansun Rural Credit:

PRC Yuhe renewed four loan agreements with Nansun Rural Credit on March 19, 2010.  The interest rate for the loan agreements is 7.56% per annum for the renewed bank loan agreement, compared to the original rate of 13.82%, because PRC Yuhe’s business activities were supported by the government. The total amount of these four bank loans is $4,827,315.

The interest rate on four other loans from Nansun Rural Credit with an outstanding balance of $3,364,492 was reduced from 8.64% to 7.56% due to the interest rate adjustment by the PRC government.

Another bank loan from Nansun Rural Credit with an outstanding balance of $292,564 was borrowed in December 2009 with an interest rate of 7.56% per annum.

The last bank loan from Nansun Rural Credit with an outstanding balance of $292,564 was borrowed in May 17, 2007 with an interest rate of 8.64% per annum.

All loans from Nansun Rural Credit are secured by the land use right and building of PRC Yuhe and Taihong with a net book value of $2,516,727 as of March 31, 2010.

Loans from Shuangyang Rural Credit:

Taihong renewed the loan agreements with Shuangyang Rural Credit on October 13, 2008, amounting to $950,835. The interest rate for the loans is 9.83% per annum. Taihong is obligated under such loan agreements to pay interest monthly and repay the loans on their maturity date, October 13, 2010. The loans are secured by the plant and equipment of Taihong with a net book value of $321,623 as of March 31, 2010.

Due to related companies:

As of March 31, 2010, the Company has $1,208 due to Halter Financial Investments LP. The amounts due to this related company are unsecured, interest free and have no fixed repayment date.  These loans are used for working capital purposes.

Contractual Obligations

 Below is a table summarizing the Company’s contractual obligations as of March 31, 2010:

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Long-Term Debt Obligations	$10,795,630	$2,311,259	$8,484,371	-	-
Due to Related Companies	$1,208	$1,208	-	-	-
Operating Lease Obligations	$1,586,428	$52,793	$211,173	$140,782	$1,181,680
Purchase Obligations	$4,076,866	$4,076,866	-	-	-

Total	$16,460,132	$6,442,126	$8,695,544	$140,782	$1,181,680

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

(a)              Evaluation of disclosure controls and procedures.

The Company’s management, under the supervision and with the participation of its chief executive officer and chief financial officer, Messrs. Gao Zhentao and Hu Gang, respectively, evaluated the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2010, the end of the period covered by this Report. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports, such as this Form 10-Q, that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.  Based on that evaluation, Messrs. Gao and Hu concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2010.

 (b)              Changes in internal control over financial reporting.

As previously reported, management concluded that certain related party loans between the Company and Shandong Yuhe Food Group Co., Ltd., “Yuhe Food”, constituted prohibited transactions under Section 402 of the Sarbanes-Oxley Act of 2002.  All such related party loans had been repaid as of the end of February 2010. In addition, there were certain audit adjustments identified by the Company’s former independent auditors related to the Company’s financial statements for the year ended December 31, 2009 indicating a material weakness in the Company’s internal control over financial reporting.  The adjustments mainly related to transferring amounts from work-in-progress to fixed assets, separating the current portion of long term debt from long term debt, and verifying the nature of capital leases and operating leases.

In order to address the foregoing material weaknesses, the Company has taken certain remedial action to strengthen its internal control over financial reporting during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting. In March 2010, the Company’s Audit Committee engaged Ernst & Young (China) Advisory Limited, “Ernst & Young”, to review its payment procedures. Ernst & Young has finished its review, which covered all payments made between January 1, 2010 to March 31, 2010. Ernst & Young delivered a report on its review to all board members of the Company.  On May 4, 2010, based on discussions with the Company’s management team and its review of the Ernst & Young report, the Board of Directors and the Audit Committee concluded that (1) the Company has cleared all inter-company balances with related party companies; (2) there was no payment between the Company and its related party companies from March 1, 2010 to March 31, 2010; and (3) no material exception was noted during the review of payment procedures.

In addition, the Board of Directors has implemented the following measures to ensure adequate internal controls in the payment procedures, prevent recurrence of unauthorized or improper related party payments and timely detect related party transactions.

 A: Update and Revision of Relevant Policies and Procedures

The Company intends to update its code of business ethics and other relevant policies and procedures to clearly stipulate that.

(1)	Related party loans are a violation of the Company’s code of business ethics and are strictly prohibited.
(2)	All related party transactions are required to be reported to and approved by the Board of Directors in advance.

B: Implementation of the relevant policies and procedures

The revised policies will be communicated within the Company. All department heads will be required to confirm their acknowledgement of the revised policies in writing. The Finance Department will play a major role in the implementation of the revised policies and will strictly follow the revised policy and report any transactions that violate or appear to violate the policies.

 C: Monitoring of the Operation of Internal Controls

The Company will fill the new position of Internal Auditor, who will directly report to the Chairman of the Audit Committee functionally, and to the Chief Financial Officer from an administrative perspective. The Internal Auditor will conduct an internal audit quarterly to review the Company’s payment procedures and test the controls as stated in the revised policies. The Internal Auditor will also conduct a specific audit to review all related party transactions quarterly to examine whether the revised policies are properly implemented. The Internal Auditor is required to report the results of these audits to the Board of Directors. The Internal Auditor is expected to start to work on June 1, 2010. The Board of Directors is in the process of reviewing the background and experience of a number of candidates and refining the job description of the Internal Auditor.

Under the direction of the Audit Committee, management will continue to review and make necessary changes to the system of internal controls and the control environment, as well as policies and procedures to improve the overall effectiveness of internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, the Company becomes involved in various lawsuits and legal proceedings that arise in the ordinary course of business. While the ultimate outcome of these lawsuits and legal proceedings cannot be determined at this time, it is the opinion of management that the resolution of these actions will not have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

ITEM 1A. RISK FACTORS

Not applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the first quarter of 2010, the Company issued unregistered securities to a limited number of accredited investors as described below:

(1)   In February 2010, the Company issued 87,383 new shares to WLT Brothers Capital, Inc. in connection with its cashless exercise of 142,816 warrants issued to it as compensation for its services as co-placement agent. The issuance of these securities was deemed to be exempt from registration pursuant to Section 4(2) of the Securities Act.

There were no underwritten offerings employed in connection with the transaction set forth above.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. RESERVED

ITEM 5. OTHER INFORMATION

Make Good Escrow Agreements

According to the Consolidated Statements of Income and Comprehensive Income of the Company in its Form 10-K for the fiscal year ended December 31, 2009 filed by the Company with the Securities and Exchange Commission on March 31, 2010, the Company’s After Tax Net Income for the fiscal year ended December 31, 2009 has exceeded $12,350,000, being 95% of $13,000,000, the 2009 Guaranteed After Tax Net Income, and (ii) its Earnings Per Share on a fully diluted basis for the fiscal year ended December 31, 2009 has exceeded $0.740, the 2009 Guaranteed Earnings Per Share, as set forth in the Make Good Escrow Agreement

The Company entered into a Make Good Escrow Agreement, dated March 12, 2008, with Mr. Kunio Yamamoto, the “Make Good Pledgor”, Tri-State Title & Escrow, LLC, the “Escrow Agent”, Roth Capital Partners LLC, “Roth Capital” and each of the investors in the private offering of securities of the Company.  On May 7, 2010, Roth Capital executed a Form of Release and instructed the Escrow Agent to release 1,679,990 shares of common stock, the 2009 Make Good Shares, to Mr. Kunio Yamamoto, the Make Good Pledgor.

The Company entered into a separate Make Good Escrow Agreement, dated March 12, 2008, with Mr. Kunio Yamamoto, the “Make Good Pledgor”, Interwest Transfer Company, Inc., the “Escrow Agent”, and HFG International Limited, “HFG”.  HFG has executed a Form of Release to release 235,196 shares of the Company’s common stock to Mr. Kunio Yamamoto, the Make Good Pledgor.  On or about May 5, 2010, 235,196 shares of the Company’s common stock were released by HFG to Mr. Kunio Yamamoto.

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

* filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATED: May 14, 2010

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