Form 10-Q
period 2010-06-30
YUHE INTERNATIONAL, INC.
filed 2010-08-13
CIK 1047857

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10−Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2010

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

The number of shares outstanding of each of the issuer’s classes of common equity as of June 30, 2010 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	15,809,563

PART I
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

YUHE INTERNATIONAL, INC.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2010 AND YEAR ENDED DECEMBER 31, 2009

 YUHE INTERNATIONAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,		December 31,
	2010		2009
	(unaudited)
		US	$
ASSETS
Current assets:
Cash and cash equivalents	$19,633,056		$14,047,147
Accounts receivable, net of allowances of $18,947 and $18,868	842		838
Inventories	9,344,534		6,560,783
Advances to suppliers	264,991		359,179
Deferred tax assets	11,888		17,766
Total current assets	29,255,311		20,985,713

Plant and equipment, net	32,625,090		29,556,712
Deposits paid for acquisition of long-term assets	11,342,811		16,082,613
Notes receivable, net and other receivable, net	52,866		33,635
Unlisted investments held for sale	301,433		300,172
Intangible assets, net	2,830,463		2,851,411
Net investment in direct financing lease	400,436		382,742
Long-term prepaid rent	8,118,188		6,570,038
Total assets	$84,926,598		$76,763,036

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$6,008,463		$5,740,912
Current portion of long term loans	2,026,848		9,433,686
Other payable	1,061,094		1,343,901
Accrued expenses and payroll related liabilities	3,001,702		2,366,134
Advances from customers	1,860,833		678,366
Other taxes payable	149,941		150,764
Loan from director	293,746		292,517
Other liabilities	144,553		143,949
Due to related companies	1,208		1,208
Total current liabilities	14,548,388		20,151,437

Non-current liabilities
Long-term loans	8,518,638		1,360,206
Total liabilities	23,067,026		21,511,643

 YUHE INTERNATIONAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
 (Continued)

Stockholders' Equity
Preferred stock, $.001 par value, 1,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $.001 par value; authorized 500,000,000 shares, 15,809,563 and 15,722,180 shares issued and outstanding at June 30, 2010 and December 31, 2009, respectively	15,809	15,722
Additional paid-in capital	31,034,149	30,672,849
Retained earnings	29,299,177	23,316,794
Accumulated other comprehensive income	1,510,437	1,246,028
Total stockholders’ equity	61,859,572	55,251,393

Total liabilities and stockholders’ equity	$84,926,598	$76,763,036

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

YUHE INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (UNAUDITED)

	For The Three Months Ended			For The Six Months Ended
	June 30			June 30
	2010	2009		2010		2009
			US	$
Net revenue	$12,478,631	$9,834,373			$24,235,548	$20,748,763

Cost of revenue	(8,355,543)	(7,031,426)			(16,212,105)	(13,883,779)

Gross profit	$4,123,088	2,802,947			$8,023,443	$6,864,984

Operating Expenses
Selling expenses	(201,568)	(108,656)			(312,515)	(201,596)
General and administrative expenses	(810,623)	(635,247)			(1,631,139)	(1,379,237)

Total operating expenses	$(1,012,191)	(743,903)			$(1,943,654)	$(1,580,833)

Income from operations	3,110,897	2,059,044			6,079,789	5,284,151

Non-operating income (expenses)
Interest income	81	45			139	141
Other income (expenses)	(3,081)	5,126			8,084	4,661
(Loss) gain on disposal of fixed assets	-	27,778			(176)	27,778
Investment income	3	-			15,615	15,509
Interest expenses	(49,188)	-			(115,138)	(325,427)

Total other income (expenses)	$(52,185)	32,949			$(91,476)	$(277,338)

Net income before income taxes	3,058,712	2,091,993			5,988,313	5,006,813
Income tax expenses	(3,329)	-			(5,930)	-

Net income	$3,055,383	$2,091,993			$5,982,383	$5,006,813

Other comprehensive income
Foreign currency translation	255,534	3,806			264,409	52,078
Comprehensive income	$3,310,917	$2,095,799			$6,246,792	$5,058,891

Earnings per share
Basic	$0.19	$0.13			$0.38	$0.32
Diluted	$0.19	$0.13			$0.37	$0.32

Weighted average shares outstanding
Basic	15,809,563	15,722,180			15,772,872	15,722,180
Diluted	16,029,036	15,722,180			16,041,393	15,722,180

 The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

YUHE INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For The Six Months Ended
	June 30
	2010		2009
Cash flows from operating activities		US	$
Net income	$5,982,383			$5,006,813
Adjustments to reconcile net income to net cash used in operating activities:
Stock based compensation	361,387			361,421
Depreciation	1,123,534			1,027,465
Amortization	32,800			32,759
Capitalized interest in construction in progress	(370,223)			(302,058)
Loss (gain) on disposal of fixed assets	176			(27,778)
Changes in operating assets and liabilities:
Accounts receivable	-			(75)
Advances to suppliers	10,128			(526,528)
Inventories	(2,745,647)			199,889
Deferred tax assets	5,930			29,459
Long-term prepaid rent	104,930			-
Accounts payable	242,505			1,011,712
Other payable	(287,265)			254,103
Accrued expenses and payroll related liabilities	624,891			344,100
Advances from customers	1,175,104			588,416
Other taxes payable	(1,451)			9,090
Net investment in direct financing lease	(16,025)			-

Net cash provided by operating activities	6,243,157			8,008,788

Cash flows from investing activities
Deposit paid and acquisition of property, plant and equipment	(438,884)			(4,371,637)
Advance to notes receivable	(11,370)			(23,602)
Advance to related parties	(3,022,463)			(144,350)
Proceeds from related parties	3,022,463
Proceeds from disposal of fixed assets	-			27,778
Proceeds received from related parties receivables	-

Net cash used in investing activities	(450,254)			(4,511,811)

Cash flows from financing activities
Repayment of loan payable	(292,622)			-
Proceeds from related party payable	-			360,094

Net cash flows (used in) provided by financing activities:	(292,622)			360,094

YUHE INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

Effect of foreign currency translation on cash and cash equivalents	85,628	20,210

Net increase in cash	5,585,909	3,877,281

Cash- beginning of period	14,047,147	13,412,205

Cash- end of period	$19,633,056	$17,289,486

Cash paid during the period for:
Interest paid	$447,091	$448,487
Income taxes paid	$-	$-

Supplemental disclosure
Transfer from construction in progress to fixed assets	$2,656,342	$1,831,131
Transfer from advances to suppliers and deposit paid for acquisition of long-term assets to fixed assets	$3,316,607	$-
Transfer from deposit paid for acquisition of long-term assets to long-term prepaid rent	$1,619,664	$-
Cashless exercise of 142,816 warrants	$87	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of presentation

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

On March 12, 2008, the Company completed a reverse acquisition transaction with Bright Stand International Limited, or “Bright Stand”, and Kunio Yamamoto, a Japanese person and the sole former shareholder of Bright Stand.

This share exchange transaction resulted in Bright Stand’s former shareholder obtaining a majority voting interest in the Company. Generally accepted accounting principles of the United States require that the company whose shareholders retain the majority interest in a combined business be treated as the acquirer for accounting purposes, resulting in a reverse acquisition with Bright Stand as the accounting acquirer and Yuhe International Inc. as the acquired party. Accordingly, the share exchange transaction has been accounted for as a recapitalization of the Company.

2.	Organization and Basis of Preparation of Financial Statements – continued

Bright Stand International Limited, or “Bright Stand”

On August 3, 2007, Bright Stand was incorporated with limited liability in the British Virgin Islands. On January 31, 2008, Bright Stand completed the acquisition of 100% common stock of Weifang Yuhe Poultry Co., Ltd., or “PRC Yuhe,” and 43.75% of Weifang Taihong Feed Co., Ltd., or “Taihong”. As a result, Bright Stand owned 100% of PRC Yuhe and owned 43.75% direct interest of Taihong and 56.25% indirect interest of Taihong through PRC Yuhe. PRC Yuhe and Taihong became the wholly-owned subsidiaries of Bright Stand.

PRC Yuhe

PRC Yuhe was established in Weifang, Shandong province of the People’s Republic of China, or the “PRC”, as a limited liability company on March 8, 1996. PRC Yuhe is a supplier of day-old chicken raised for meat production, or broilers, in the People’s Republic of China.

Taihong

Taihong was established in Weifang, Shandong province of the PRC, as a limited liability company on May 26, 2003. Taihong is a feed stock company whose primary purpose is to supply feed stock for PRC Yuhe’s breeder chicken.

The Company’s operations are conducted through PRC Yuhe and Taihong. The Company and its subsidiaries, hereinafter, collectively referred to as “the Group”, are engaged in the business of chicken and feed production.

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

The condensed consolidated financial statements of the Company include the accounts of Yuhe International, Inc, Bright Stand International Limited, PRC Yuhe and Taihong after the date of acquisitions. All significant intercompany accounts, transactions and cash flows are eliminated on consolidation.

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

3.	Summary of significant accounting policies – continued

Diluted earnings per share are based on the assumption that all dilutive options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options are assumed to be exercised at the time of issuance, and as if funds obtained thereby were used to purchase common stock at the average market price during the year.

Fair Value Measurements

The Company defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities, which are required to be recorded at fair value, the Company considers the principal or most advantageous market in which the Company would transact and the market-based risk measurements or assumptions that market participants would use in pricing the asset or liability, such as inherent risk, transfer restrictions and credit risk. The Company applies the following fair value hierarchy, which prioritizes the inputs used to measure fair value into three levels and bases the categorization within the hierarchy upon the lowest level of input that is available and significant to the fair value measurement:

Level 1 – Quoted prices in active markets for identical assets or liabilities.

Level 2 – Observable inputs other than quoted prices in active markets for identical assets and liabilities, quoted prices for identical or similar assets or liabilities in inactive markets, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3 – Inputs that are generally unobservable and typically reflect management’s estimates of assumptions that market participants would use in pricing the asset or liability.

The carrying amounts of financial assets and liabilities, such as cash and cash equivalents, trade accounts receivable, other receivables, accounts payable, and other payables, approximate their fair values because of the short maturity of these instruments and market rates of interest.

In January 2010, the FASB issued guidance to amend the disclosure requirements related to recurring and nonrecurring fair value measurements. The guidance requires disclosure of transfers of assets and liabilities between Level 1 and Level 2 of the fair value measurement hierarchy, including the reasons and the timing of the transfers and information on purchases, sales, issuance, and settlements on a gross basis in the reconciliation of the assets and liabilities measured under Level 3 of the fair value measurement hierarchy. The guidance for Level 3 reconciliation disclosures will be effective for annual and interim periods beginning after December 15, 2010. The Company will adopt this guidance beginning January 1, 2011. Adoption will not have a material impact on the Company’s consolidated financial statements.

4.	Inventories
Inventories consist of the following:

	June 30	December 31
	2010	2009

Raw materials	$7,109,990	$5,275,629
Work in progress	2,234,544	1,285,154
Finished goods	-	-

	$9,344,534	$6,560,783

5.	Unlisted investments

Unlisted investments at June 30, 2010 and December 31, 2009 represent the 3% investment in Hanting Rural Credit Cooperative, “Hanting”, which was recorded at cost.  For the three months ended June 30, 2010 and 2009, the Company recorded no dividend income from unlisted investment in Hanting.    For the six months ended June 30, 2010 and 2009, the Company recorded $15,615 and $15,509, respectively, as income from unlisted investment for dividends received from Hanting.  Management of the Company has reviewed the investment in Hanting for impairment and determined there is no indication that the carrying amount of Hanting may not be recoverable.

6.	Plant and equipment, net
Plant and equipment consists of the following:

	June 30,	December 31,
	2010	2009

At cost
Buildings	$25,147,810	$19,071,808
Machinery	6,061,015	6,006,596
Motor vehicles	120,574	120,069
Furniture and equipment	121,569	102,154
	31,450,968	25,300,627
Less: accumulated depreciation	(4,853,464)	(3,716,677)
	26,597,504	21,583,950
Construction in progress	6,027,586	7,972,762
	$32,625,090	$29,556,712

During the three months ended June 30, 2010, depreciation expenses amounted to $570,038, of which $560,906 and $9,132 were recorded as cost of revenue and general and administrative expenses, respectively. During the six months ended June 30, 2010, depreciation expenses amounted to $1,123,534, of which $1,060,514 and $63,020 were recorded as cost of revenue and general and administrative expenses, respectively.

During the three months ended June 30, 2009, depreciation expenses amounted to $526,920, of which $480,070 and $46,850 were recorded as cost of revenue and general and administrative expenses, respectively. During the six months ended June 30, 2009, depreciation expenses amounted to $1,027,465, of which $924,404 and $103,061 were recorded as cost of revenue and general and administrative expenses, respectively.

Capitalized interest expense included in construction in progress totaled $164,160 and $302,058 for the three months ended June 30, 2010 and 2009, respectively.

Capitalized interest expense included in construction in progress totaled $370,223 and $302,058 for the six months ended June 30, 2010 and 2009, respectively.

As of June 30, 2010 and December 31, 2009, buildings and machinery of the Company with net book value of $341,109 and $556,178, respectively, were pledged as collateral under certain loan arrangements (Note 12).

7.	Deposits paid for acquisition of long term assets

Deposits paid consist of the following:

	June 30,	December 31,
	2010	2009

Deposit paid for purchase of buildings	$6,979,275	$12,139,473
Deposits paid for construction in progress	662,102	218,336
Deposits paid for purchase of equipment	3,701,434	3,724,804

Total Deposits paid for acquisition of long term assets	$11,342,811	$16,082,613

8.	Intangible assets, net

Intangible assets consist of the following:

	June 30,	December 31,
	2010	2009

Land use rights, at cost	$2,989,603	$2,977,098
Less: accumulated amortization	(159,140)	(125,687)

	$2,830,463	$2,851,411

As of June 30, 2010 and December 31, 2009, land use rights of the Company with net book value of $2,830,463 and $2,851,411, respectively, were pledged as collateral under certain loan arrangements.

During the three months ended June 30, 2010 and 2009, amortization expenses included in the cost of revenue were $16,403 and $16,388, respectively.

During the six months ended June 30, 2010 and 2009, amortization expenses included in the cost of revenue were $32,800 and $32,759, respectively.

The estimated aggregate amortization expenses for the land use right for the five succeeding years are as follows:

Year
Remainder of 2010	$32,926
2011	65,851
2012	65,851
2013	65,851
2014	65,851
thereafter	2,534,133

$2,830,463

9.	Due to related companies

	June 30,	December 31,
	2010	2009

Others	$1,208	$1,208

The amount due to related company is unsecured, interest free, has no fixed repayment date and is used for working capital purposes.

10.	Loan from director

Loan from director totaled $293,746 (approximately Rmb2,000,000) and $292,517 (approximately Rmb 1,989,116) at June 30, 2010 and December 31, 2009, respectively, representing bank loan principal borrowed by a director on behalf of the Company.  The loan is due on November 26, 2011 and bears interest at 8.19% per annum.

11.	Other payable

	June 30,	December 31,
	2010	2009

Interest payable	$69,484	$69,193
Deposits received	97,825	471,344
Others	893,785	803,364

	$1,061,094	$1,343,901

Deposit received represent deposits collected from customers as security for non-payment.

Others represent apartment rental reimbursement to staff and insurance payable.

12.	Long-term loans

The long-term loans are denominated in Chinese Renminbi and are presented in US dollars as follows:

	June 30,	December 31,
	2010	2009

Loans from Nansun Rural Credit, interest rate at 7.56% per annum, the various loans are due on Dec 10, 2011, Jan 26, 2013 and Mar 16, 2013	$8,518,638	$8,775,521
Loan from Shuangyang Rural Credit, interest rate at 9.83% per annum, due on Oct 13, 2010	954,675	950,682
Loan from Hanting Kaiyuan Rural Credit Cooperative, interest rate at 7.56% per annum, due on January 7, 2011	1,072,173	1,067,689

	10,545,486	10,793,892
Less: current portion of long-term loans	(2,026,848)	(9,433,686)

	$8,518,638	$1,360,206

Future maturities of long-term loans as at the relevant period indicated are as follows:

June 30,
2011	$2,026,848
2012	293,746
2013	8,224,892

$10,545,486

13.	Accrued expenses and payroll related liabilities

	June 30,	December 31,
	2010	2009

Salary	$1,753,820	$1,254,780
Employee benefits	126,237	102,385
Others	-	224,185
Accrued expenses	1,121,645	784,784

	$3,001,702	$2,366,134

Payroll related liabilities represent accrued payroll and welfare benefits to employees.

14.	Income tax

The Company was incorporated in Nevada and is subject to U.S. income tax at the statutory tax rate of 34%.  No provision for income taxes have been made for the U.S. entity as it has a taxable loss for the three and six months ended June 30, 2010 and 2009, respectively. The Company has accumulated net operating loss carry forward of $1,491,792 as of June 30, 2010. A full valuation allowance of $507,209 has been provided against the deferred tax asset as of June 30, 2010.

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

The Company uses the asset and liability method, where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes. Taihong has a net operating loss carry forward and temporary difference, which resulted in deferred tax assets of $6,792 and $5,096, respectively, as of June 30, 2010.

14.	Income tax – continued

The provision for income taxes consists of the following:

	For The Three Months Ended		For The Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

PRC (current)	$-	$-	$-	$-
Deferred tax
Decrease (increase) in deferred tax asset	3,329	(49,370)	5,930	(46,925)
Change in valuation allowance	-	49,370	-	46,925
Income Tax Expenses	$3,329	$-	$5,930	$-

14.	Income tax - continued

 Actual income tax expenses reported in the consolidated statements of income and comprehensive income differ from the amounts computed by applying the PRC statutory income tax rate of 25% to income before income taxes for the three and six months ended June 30, 2010 and 2009, respectively, for the following reasons:

	For The Three Months Ended		For The Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Income before income taxes	$3,058,712	$2,091,993	$5,988,313	$5,006,813

Computed ”expected” income tax expense at 25%	764,678	522,998	1,497,078	1,251,703
Tax effect on permanent differences	(19,904)	(49,370)	(43,013)	(46,925)
Parent company losses for which no benefit has been recognized	116,837	84,691	213,674	177,136
Effect of tax holiday	(858,282)	(558,319)	(1,661,809)	(1,381,914)

Income Tax Expenses	$3,329	$-	$5,930	$-

14.	Income tax - continued

The tax effects of temporary differences and carryforwards that give rise to significant portions of deferred tax assets as of June 30, 2010 and December 31, 2009, were as follows:

	As of	As of
	June 30,	December 31,
	2010	2009

Deferred tax assets
Net operating loss carryforwards	$6,792	$12,691
Bad debt allowance	5,096	5,075
	11,888	17,766
Valuation Allowance	-	-
Total deferred tax assets	$11,888	$17,766

14.	Income tax – continued

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

Through June 30, 2010, the management considered that the Company had no uncertain tax positions which affected its consolidated financial position and results of operations or cash flow, and will continue to evaluate for the uncertain position in future. There are no estimated interest costs and penalties provided in the Company’s financial statements for the three and six months ended June 30, 2010 and 2009.

Cumulative undistributed earnings of foreign subsidiaries, for which no U.S. income or foreign withholding taxes have been recorded, approximated $31 million at June 30, 2010.  As the company intends to indefinitely reinvest all such earnings, no provision has been made for income taxes that may become payable upon distribution of such earnings as allowed under ASC 740.30, “Accounting for Income Taxes-Other considerations or special areas”.

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

(a)  Common Stock

Total common stock issued and outstanding of the Company as at June 30, 2010 and December 31, 2009 was 15,809,563 and 15,722,180 shares, respectively.

(b)  Warrants

On March 18, 2010, the Company issued 87,383 of common shares to WLT Brothers Capital, Inc as a result of its cashless exercise of 142,816 warrants.  There are no warrants outstanding as at June 30, 2010.

17.	Stock options

As at June 30, 2010, the total number of stock options outstanding was 383,151 shares.  The Company recognizes compensation expense, net of estimated forfeitures, over the requisite service period, which is the period during which the grantee is required to provide services in exchange for the award.  The Company has elected to recognize compensation cost for awards with only a service condition that has a graded vesting schedule on a straight-line basis over the requisite service period for the entire award.

The Company uses the Black-Scholes option pricing model to calculate the grant-date fair value of an award, with the following assumptions: no dividend yield, expected volatility of 109.40%, and a risk-free interest rate of 3.00%. In determining volatility of the Company’s options, the Company used the average volatility of the Company’s stock. Fair value per the Black-Scholes model is $2,186,499. In accordance with FASB ASC 718, the Company has recorded stock-based compensation expense during the three and six months ended June 30, 2010, of $181,692 and $361,387, respectively, in connection with the issuance of this option. Stock-based compensation expense during the three and six months ended June 30, 2009 totaled $181,709 and $361,421, respectively.

The weighted average grant date fair value of options granted was $5.71 per share.  The weighted average exercise price of these options was $3.708 per share.  The total number of stock options outstanding as at June 30, 2010 and December 31, 2009 was 383,151 shares.

 Following is a summary of the status of options outstanding at June 30, 2010:

	Options outstanding			Options exercisable
Exercise price	Number outstanding	Weighted average remaining contractual life (years)	Weighted Average Exercise price	Number exercisable	Weighted average remaining contractual life (years)	Weighted Average Exercise price

$3.708	383,151	2.96	$3.708	255,179	2.96	$3.708

18.	Earnings per share

Basic earnings per share are computed on the basis of the weighted average number of shares of common stock outstanding during the period.  Diluted earnings per share are computed on the basis of the weighted average number of shares of common stock plus the effect of dilutive potential common shares outstanding during the period.  The following table sets forth the computation of basic and diluted net income per share:

	For The Three Months Ended		For The Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Net income attributable to the common stockholders	$3,055,383	$2,091,993	$5,982,383	$5,006,813

Weighted average outstanding shares of common stock	15,809,563	15,722,180	15,772,872	15,722,180
Dilutive effect of options, warrants, and contingently issuable shares	219,473	-	268,521	-
Common stock and common stock equivalents	16,029,036	15,722,180	16,041,393	15,722,180

Earnings per share:
Basic	$0.19	$0.13	$0.38	$0.32
Diluted	$0.19	$0.13	$0.37	$0.32

Basic and diluted earnings per share are the same as there was no dilutive effect of the warrants and stock options for the three and six months ended June 30, 2009.

19.	Significant concentrations and risk

(a)  Customer Concentrations

The Company has the following concentrations of business with each customer constituting greater than 10% of the Company’s gross sales:

	For The Three Months Ended		For The Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Wei Yunchao	13.05%	11.62%	12.72%	10.21%
Wang Jianbo	10.83%	*	12.37%	*
Li Chuanwang	10.13%	*	10.16%	*

* Constitutes less than 10% of the Company’s gross sales.

The Company has not experienced any significant difficulty in collecting its accounts receivable in the past and is not aware of any financial difficulties being experienced by its major customers.

The Company has the following concentrations of business with each supplier constituting greater than 10% of the Company’s purchase:

	For The Three Months Ended		For The Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Gao Ping	*	*	11.22%	*
Wang Jianbo	*	*	11.15%	*
Ma Suping	*	*	*	14.19%

* Constitutes less than 10% of the Company’s purchase.

19.	Significant concentrations and risk – continued

 (b)  Credit Risk

Financial instruments that potentially subject the Company to significant concentration of credit risk consist primarily of cash and cash equivalents.  As of June 30, 2010, substantially all of the Company’s cash and cash equivalents were held by major financial institutions located in the PRC, which management believes are of high credit quality.

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

Reportable Segments

	For The Three Months Ended June 30, 2010			For The Three Months Ended June 30, 2009			For The Three Months Ended June 30,
	Production of chicks	Production of feed	Corporate	Production of chicks	Production of feed	Corporate	Total
							2010	2009
External revenue	$12,425,421	$53,210	$-	$9,774,170	$60,203	$-	$12,478,631	$9,834,373
Intersegment revenue	$-	$2,047,225	$-	$-	$2,184,498	$-	$2,047,225	$2,184,498
Interest income	$81	$0	$-	$45	$-	$-	$81	$45
Interest expense	$-	$(49,188)	$-	$-	$-	$-	$(49,188)	$-
Depreciation and amortization	$(557,658)	$(28,783)	$-	$(511,062)	$(32,245)	$-	$(586,441)	$(543,307)
Net profit/(loss) after tax	$3,433,130	$89,603	$(467,350)	$2,233,277	$197,478	$(338,762)	$3,055,383	$2,091,993

Expenditures for long-lived assets	$106,728	$-	$-	$4,321,477	$9,027	$-	$106,728	$4,330,504

Note: Intersegment revenue of $2,047,225 was eliminated in consolidation.

20.	Business and geographical segments - continued

	For The Six Months Ended June 30, 2010			For The Six Months Ended June 30, 2009			For The Six Months Ended June 30,
	Production of chicks	Production of feed	Corporate	Production of chicks	Production of feed	Corporate	Total
							2010	2009
External revenue	$24,121,606	$113,942	$-	$20,602,014	$146,749	$-	$24,235,548	$20,748,763
Intersegment revenue	$-	$3,787,219	$-	$-	$4,590,411	$-	$3,787,219	$4,590,411
Interest income	$139	$0	$-	$134	$7	$-	$139	$141
Interest expense	$-	$(115,138)	$-	$(115,400)	$(210,027)	$-	$(115,138)	$(325,427)
Depreciation and amortization	$(1,096,727)	$(59,608)	$-	$(995,787)	$(64,437)	$-	$(1,156,335)	$(1,060,224)
Net profit/(loss) after tax	$6,647,235	$189,843	$(854,695)	$5,527,658	$187,694	$(708,539)	$5,982,383	$5,006,813

Expenditures for long-lived assets	$438,883	$-	$-	$4,804,393	$69,490	$-	$438,883	$4,873,883

Note: Intersegment revenue of $3,787,219 was eliminated in consolidation.

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

Remainder of six months ended June 30, 2010

2010	$34,860
2011	69,721
2012	69,721
2013	69,721
2014	69,721
Thereafter	1,251,216

Total minimum lease payments	1,564,960

During the three months ended June 30, 2010 and 2009, rental expenses were $55,437 and $28,623, respectively.

 During the six months ended June 30, 2010 and 2009, rental expenses were $107,013 and $57,218, respectively.

21.	Commitments and contingencies - continued

The Company entered into various breeder farm acquisition and construction contracts; the following is a summary of the commitments as of June 30, 2010:

	Total Consideration	Total Amount Paid as of June 30, 2010	Remaining Balance as of June 30, 2010	Expected Date of Payment	Starting Date of Project	Date / Expected Date of Completion	Notes
Constructions of:
Breeding Farm No. 1 and No. 28	$6,120,000	$4,704,000	$1,416,000	Progressively from May 2010	May 2005	April 2010	-
Steel Structural Surface for Hatchery No. 3	572,805	467,056	105,749	Within three months upon completion	December 2008	August 2010	-
Acquisition of 13 Breeder Farms	15,255,706	3,065,241	12,190,465	End of December 2010	Acquired on December 24, 2009	End of December 2010	Expected to spend $2.49m for renovation
Acquisition of 5 Breeder Farms (Note 23)	3,121,426	-	3,121,426	End of July 2010	July 14,2010	End of December 2010	-

Total	$25,069,937	$8,236,297	$16,833,640

21.	Commitments and contingencies - continued

Construction of Breeding Farm No. 1 and No. 28

On August 15, 2008, PRC Yuhe completed construction work and facilities to set up the southern farm of breeding farm No 1.  On August 30, 2008, PRC Yuhe purchased 100,000 sets of parent breeders and began to feed.  By the end of December 2008, PRC Yuhe has spent $4.5 million, approximately equivalent to RMB29 million, to build breeding farm No 1.  The breeding farm can be split into the southern and the northern regions.  The northern farm construction work and facilities have been set up by the end of February 2010.  The capacity of the northern factory is 130,000 sets of parent broilers.  The residual payment is $0.88 million, approximately equivalent to RMB6 million, for the building and facilities; and $0.53 million, approximately equivalent to RMB3.6 million, in machinery and is scheduled to be paid progressively from May 2010. On March 1, 2010, PRC Yuhe completed construction work and facilities of breeding farm no. 28.  This breeder farm covers an area of 20.6 acres (125 mu) and has capacity for 130,000 parent breeders.

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

Construction of Steel Structural Surface for Hatchery No. 3

On December 10, 2008, PRC Yuhe entered into a construction agreement with a contractor to build the steel structure for its hatchery farm No. 3 for a total consideration of $572,805, approximately equivalent to RMB3.9 million. The steel structural surface has been completed and the interior remodeling is expected to complete in August 2010. The residual scheduled payment is $105,749, approximately equivalent to RMB 0.72 million, and is scheduled to be paid three months after completion of construction.

21.	Commitments and contingencies - continued

Construction of Breeding Farm and Steel Structural Surface

On June 23, 2009, PRC Yuhe entered into two construction agreements with contractors to build part of the above breeding farms and construct the steel structure for a total consideration of $894,120, approximately equivalent to RMB6,112,300, and $861,280, approximately equivalent to RMB5,887,800, respectively.  The constructions have been completed as of December 31, 2009.  As of March 31, 2010, the Company has paid $781,150, approximately equivalent to RMB5,340,000, and $751,890, approximately equivalent to RMB5,140,000, respectively to these two suppliers.  The residual payments of $112,970, approximately equivalent to RMB772,300, and $109,390, approximately equivalent to RMB747,800, have been paid by the end of June, 2010.

Acquisition of 13 Breeder Farms

On December 24, 2009, PRC Yuhe entered into an agreement to purchase thirteen breeder farms at a total consideration of $15,255,706, approximately equivalent to RMB103,870,000.  As of June 30, 2010, PRC Yuhe has paid 80% of the total consideration, or $12,190,465, approximately equivalent to RMB83,000,000. The remaining balance of $3,065,241, approximately equivalent to RMB20,870,000, is expected to be paid by the end of December 2010. The farms cover a total area of 37 hectares (560 mu), for which PRC Yuhe acquired all the ground buildings as well as the land use rights for 36 years. The purchase price also includes in-house breeding facilities which supply feed, water and air to the parent breeders.

Purchase of Land Use Right and Construction of Breeding Farm

On December 26, 2009, PRC Yuhe entered into an agreement to purchase land use right and buildings on this land for a total consideration of $2,937,000, approximately equivalent to RMB 20,000,000. The land use right is for 50 years.  As of June 30, 2010, full payment has already been made. PRC Yuhe plans to build a breeding farm on this piece of land, construction contract has not been entered into as of June 30, 2010. Construction is expected to commence in October 2010 and the estimated completion date is December 2010.

22.	Equipment Leasing and Rental Arrangement

On November 11, 2008, PRC Yuhe entered into equipment leasing agreement and property rental agreement, collectively, the “Agreements”, with Shandong Nongbiao Purina Feed Co., Ltd., “Shandong Nongbiao Purina”.Shandong Nongbiao Purina will construct a feed production facility on a property leased from PRC Yuhe and become the exclusive feed supplier for PRC Yuhe. Pursuant to the terms and conditions of the Agreements, Shandong Nongbiao Purina will lease certain equipment for feed production from, and install them at the premises owned by PRC Yuhe. The lease term for both the equipment leasing agreement and property rental agreement is 10 years. After completion of the feed production facility, the lease term commenced in July 2009 when the production began.  Shandong Nongbiao Purina shall pay to PRC Yuhe an annual rental payment for the leased land, premises and facilities of $219,420, approximately equivalent to RMB1,500,000. The rent payable by Shandong Nongbiao Purina under the rental agreement will be offset against the prepaid equipment rental costs of $1,462,820, approximately equivalent to RMB10,000,000.  As at June 30, 2010, Shandong Nongbiao Purina advanced $710,808, approximately equivalent to RMB4,839,610, to PRC Yuhe as rental payment and was recorded as advances from customers.

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

The following lists the components of the net investment in direct financing as of June 30, 2010 and December 31, 2009, respectively:

	June 30,	December 31,
	2010	2009

Minimum lease payments receivable	$547,192	$544,903

Less: Unearned income	(146,756)	(162,161)

Net investment in direct financing lease	$400,436	$382,742

22.	Equipment Leasing and Rental Arrangement – continued

As of June 30, 2010, future minimum lease payments to be received for each of the five succeeding fiscal years are as follows: $0 in 2010 to 2013 and $25,719 in 2014.  There were no minimum lease payments to be received in 2010 to 2013 because Purina has advanced $553,695 for equipment rental as of June 30, 2010.

There are no contingent rentals included in income for the three and six months ended June 30, 2010 and 2009.

23.	Subsequent Event

On July 14, 2010, PRC Yuhe entered into an asset purchase agreement, or the “Purchase Agreement”, with Liaoning Haicheng Songsen Stock Farming and Feed Co., Ltd., or “Haicheng Songsen”, and Mr. Jiang Zhaolin, the controlling shareholder of Haicheng Songsen, collectively, the “Seller”. Neither Haicheng Songsen nor Mr. Jiang Zhaolin is affiliated with the Company.

Pursuant to the Purchase Agreement, the Seller has agreed to sell to PRC Yuhe certain assets of Haicheng Songsen, including five breeder farms with a total area of approximately 52 acres and total building coverage of approximately 680,000 square feet in Haicheng, Liaoning Province, China, for a purchase price of approximately $3,121,426, equivalent to RMB 21,252,540, or the “Transaction”.

Concurrently, PRC Yuhe entered into a service agreement, or the “Service Agreement”, with Mr. Jiang Zhaolin.        Pursuant to the Service Agreement, Mr. Jiang Zhaolin has agreed to provide PRC Yuhe with certain services related to completion and closing of the Transaction in consideration for certain number of restricted shares of common stock of the Company calculated at a price of $10 per share with total consideration equal to approximately $2,943,336, equivalent to RMB 20 million. Based on such calculation, Mr. Jiang Zhaolin will receive approximately 300,000 restricted shares at the closing of the Transaction.

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

Overview

The Company is in the middle of the broiler chicken supply chain. The Company purchases parent breeding stocks from primary breeder farms, raises them for hatching eggs and sells live day-old broilers to the market. The Company’s business segment has the highest margin along the supply chain. The Company produces high-quality day-old broilers supported by its know-how in the areas of feed ingredient composition, immunizations system and breeding techniques, gained through over a decade of experience.

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

The following is a discussion of the Company’s results of operations for the three months ended June 30, 2010 compared to the three months ended June 30, 2009.
Three Months Ended June 30, 2010 Compared to Three Months Ended June 30, 2009
Year to Date	All amounts,	As a	All amounts,	As a	Increase/	Increase/
	other than	percentage of	other than	percentage of	(Decrease)	(Decrease)
	percentage, are in	net revenue	percentage, are in	net revenue	Dollar ($)	Percentage
	U.S. dollars		U.S. dollars
	For the three	For the three	For the three	For the three	For the three	For the three
	months ended	months ended	months ended	months ended	months ended	months ended
	June 30	June 30	June 30	June 30	June 30	June 30
	2010	2010	2009	2009	2010	2010

Sales revenue	12,478,631	100.00%	9,834,373	100.00%	2,644,258	26.89%
Cost of revenue	8,355,543	66.96%	7,031,426	71.50%	1,324,117	18.83%
Gross profit	4,123,088	33.04%	2,802,947	28.50%	1,320,141	47.10%

Selling expenses	201,568	1.62%	108,656	1.10%	92,912	85.51%
General and administrative expenses	810,623	6.50%	635,247	6.46%	175,376	27.61%
Operating income	3,110,897	24.93%	2,059,044	20.94%	1,051,853	51.08%
Interest income	81	0.00%	45	0.00%	36	80.00%
Other (expense) income	(3,081)	-0.02%	5,126	0.05%	(8,207)	-160.11%
Loss on disposal of fixed assets	-	0.00%	27,778	0.28%	(27,778)	-100.00%
Investment income	3	0.00%	-	0.00%	3	-100.00%
Interest expenses	49,188	0.39%	-	0.00%	49,188	-100.00%
Income tax expenses	3,329	0.03%	-	0.00%	3,329	-100.00%
Net income	3,055,383	24.48%	2,091,993	21.27%	963,390	46.05%

The Company has consolidated the results of PRC Yuhe and Taihong into its Consolidated Financial Statements from January 1, 2010 to June 30, 2010 and January 1, 2009 to June 30, 2009.

Net revenue. Sales revenue amounted to $12.48 million for the three months ended June 30, 2010, increased by $2.64 million, or 27%, from $9.83 million for the three months ended June 30, 2009. The revenue increase was driven by the increase in sales volume of the Company’s day-old broilers by 8.9 million birds, or 34%, from 25.7 million birds in 2009 to 34.6 million birds in 2010 for the three-month period ended on June 30. The increase in sales volume of the broilers was a result of capacity expansion in the first quarter of fiscal year 2010. Nevertheless, the sales revenue increase as a result of the broiler sales volume increase was partially offset from $3.12 million to $2.64 million by the revenue decrease in retired parent broilers and by-products by $0.48 million. The unit selling price of the broilers of RMB 2.38 per bird remained unchanged year over year for the three months ended June 30, 2010.

For the breakdown of the total revenue, $12.08 million, or 96.8% of total sales, came from day old broilers sales; $0.15 million, or 1.2% of the total sales, came from the sales of retired parent broilers, which contributed a gross income of $42,000 for the three-month period; $0.11 million, or 0.9% of total sales, came from sales of non-fecundated eggs; $0.09 million, or 0.7% of total sales, came from chicken dung and other business; and $0.05 million, or 0.4% of total sales, came from external feed sales of Taihong.

Cost of revenues. The Company’s cost of revenues increased by $1.32 million, or 18.83%, to $8.36 million for the three months ended June 30, 2010 from $7.03 million for the three months ended June 30, 2009. The increase in the cost of revenues was mainly driven by the increase in the sales volume of day-old broilers, and was partially offset by a decrease in unit cost of the broilers.  The unit cost of day-old broilers decreased by 4.3% from RMB1.71 for the three months ended June 30, 2009 to RMB1.64 for the three months ended June 30, 2010. This decrease was due to the decreased proportion of our internally-produced broilers, which had higher costs than those of the externally-purchased broilers in the three months ended June 30, 2010.  We retired selected breeders earlier than expected, and conducted  feather changing solution on selected breeders in our fiscal year 2010 production plan, both of which contributed to the decrease of the unit cost of day-old broilers. As a percentage of net revenues, the cost of revenues decreased by 4.54%, from 71.5% for the three months ended June 30, 2009, to 66.96% for the three months ended June 30, 2010.

Gross profit. The Company’s gross profit increased by $1.32 million, or 47.1%, to $4.12 million for the three months ended June 30, 2010 from $2.8 million for the three months ended June 30, 2009. Gross margin as a percentage of net revenues was 33% for the three months ended June 30, 2010, as compared to 28.5% for the three months ended June 30, 2009. The increase was mainly because of the good management of the external eggs and hence the cost of day-old broilers has decreased as discussed above.

General and administrative expenses. The general and administrative expenses increased by $0.18 million, or 27.61%, to $0.81 million for the three months ended June 30, 2010 from $0.64 million for the three months ended June 30, 2009. The increase in general and administrative expenses was mainly due to increased legal and compliance expenses related to public company status. S3 filing expenses increased by $0.13 million, and additional SOX compliance advisory fees increased by $0.04 million.

The general and administrative expenses comprised mainly of public company related expenses of $0.47 million, including stock based compensation of $181,692, representing 58% of total general and administrative expenses; human resources and related expenses of $0.13 million, representing 16% of total general and administrative expenses; auditing and advisory expenses of $0.05 million, representing 6% of total general and administrative expenses; transportation costs of $0.03 million, representing 4% of total general and administrative expenses; facilities and utility expenses of $0.06 million, representing 7% of total general and administrative expense; travel expenses of $0.03million, representing 4% of total general and administrative expenses; and tax expense of $0.03 million ,representing 4% of total general and administrative expenses.

Selling Expenses. The Company’s selling expenses increased by $92,912, or 86%, to $201,568 for the three months ended June 30, 2010 from $108,656 for the same period in 2009. Selling expenses comprised mainly of packaging and transportation expenses of $163,371, representing 81% of total selling expenses; human resources and related expenses of $14,593, representing 7% of total selling expenses; and travel, office expenses and advertising expenses of $16,361, representing 8% of total selling expense. The increase in selling expenses was primarily due to the increase in packaging and transportation expenses as a result of increased sales volume. In addition, the unit cost of day old broiler box increased by RMB0.35, or 12%, to RMB3.36 for the three months ended June 30, 2010 from RMB3.01 for the same period in 2009. As a percentage of net revenue, selling expenses increased by 0.5%, from 1.1% for the three months ended June 30, 2009, to 1.6% for the three months ended June 30, 2010.

Interest expenses. Interest expenses increased by $49,188 for the three months ended June 30, 2010 from $0 for the same period in 2009. The increase in interest expense was attributed to the fact that all financing interest was capitalized in construction in progress in the second quarter of fiscal 2009. Capitalized interest for the three months ended June 30, 2010 and 2009 was $164,160 and $302,000 respectively. If interest was not capitalized, interest expenses on bank loans would have been $213,348 and $302,000 for the three months ended June 30, 2010 and 2009 respectively. This year over year decrease was mainly due to the interest rate decrease in the second quarter of 2010, and the Company has repaid a loan of $292,622(RMB2,000,000) on May 17,2010.

Net profit. Net profit increased by $0.96 million, or 46%, to $3.06 million for the three months ended June 30, 2010 from $2.09 million for the three months ended June 30, 2009, as a result of the factors described above.

Six Months Ended June 30, 2010 Compared to Six Months Ended June 30, 2009
Year to Date	All amounts,	As a	All amounts,	As a	Increase/	Increase/
	other than	percentage of	other than	percentage of	(Decrease)	(Decrease)
	percentage, are in	net revenue	percentage, are in	net revenue	Dollar ($)	Percentage
	U.S. dollars		U.S. dollars
	For the six	For the six	For the six	For the six	For the six	For the six
	months ended	months ended	months ended	months ended	months ended	months ended
	June 30	June 30	June 30	June 30	June 30	June 30
	2010	2010	2009	2009	2010	2010

Sales revenue	24,235,548	100.00%	20,748,763	100.00%	3,486,785	16.80%
Costs of revenue	16,212,105	66.89%	13,883,779	66.91%	2,328,326	16.77%
Gross profit	8,023,443	33.11%	6,864,984	33.09%	1,158,459	16.87%

Selling expenses	312,515	1.29%	201,596	0.97%	110,919	55.02%
General and administrative expenses	1,631,139	6.73%	1,379,237	6.65%	251,902	18.26%
Operating income	6,079,789	25.09%	5,284,151	25.47%	795,638	15.06%
Interest income	139	0.00%	141	0.00%	(2)	-1.41%
Other income (expense)	8,084	0.03%	4,661	0.02%	3,423	73.44%
Loss on disposal of fixed assets	176	0.00%	27,778	0.13%	(27,602)	-99.37%
Investment income	15,615	0.06%	15,509	0.07%	106	0.68%
Interest expenses	115,138	0.48%	325,427	1.57%	(210,289)	-64.62%
Income tax expenses	5,930	0.02%	-	0.00%	5,930	100.00%
Net income	5,982,383	24.68%	5,006,813	24.13%	975,569	19.48%

The Company has consolidated the results of PRC Yuhe and Taihong into its Consolidated Financial Statements from January 1, 2010 to June 30, 2010 and January 1, 2009 to June 30, 2009.

Net revenue. Sales revenue amounted to $24.24 million for the six months ended June 30, 2010, increased by $3.49 million, or 16.8%, from $20.75 million for the six months ended June 30, 2009. The revenue increase was driven by the increase in sales volume of the Company’s day-old broilers by 11.4 million birds, or 23%, from 48.8 million birds in 2009 to 60.2 million birds in 2010, for the six-month period ended on June 30. The revenue impact resulted from the increased sales volume was partially offset by the decreased unit selling price. The selling price of day-old broilers decreased from RMB 2.67 per bird for the six months ended June 30, 2009 to RMB 2.61 per bird, or 2%, for the six months ended June 30, 2010.

For the breakdown of the total revenue, $22.97 million, or 94.8% of total sales, came from day old broilers sales; $0.78 million, or 3.2% of the total sales, came from the sale of retired parent broilers, which contributed a gross income of $324,046 for the six-month period; $0.19 million, or 0.8% of total sales, came from sales of non-fecundated eggs; $0.19 million, or 0.8% of total sales, came from chicken dung and other business; and $0.11 million, or 0.4% of total sales, came from external feed sales of Taihong.

Cost of revenues. The Company’s cost of revenues increased by $2.3 million, or 16.8%, to $16.2 million for the six months ended June 30, 2010 from $13.9 million for the six months ended June 30, 2009. The increase in the cost of revenues was mainly driven by the increase in sales volume of day-old broilers. As a percentage of net revenues, the cost of revenues remained at the same level of 67% year over year. Another factor of the increase in the cost of revenues was the increased unit cost per bird. The unit cost per bird increased by RMB 0.02, or 1%, from RMB 1.78 per bird in 2009 to RMB 1.8 per bird in 2010 for the six months ended June 30. The increase in unit cost per bird was a result of the increased feed stock price in the six-month period.

Gross profit. The Company’s gross profit increased by $1.2 million, or 16.9%, to $8 million for the six months ended June 30, 2010, from $6.9 million for the six months ended June 30, 2009.  Gross profit as a percentage of net revenues was 33.11% for the six months ended June 30, 2010, as compared to 33.09% for the six months ended June 30, 2009.

General and administrative expenses. The general and administrative expenses increased by $0.25 million, or 18%, to $1.63 million for the six months ended June 30, 2010, from $1.38 million for the six months ended June 30, 2009. The increase in general and administrative expenses was mainly due to the increase of certain public company related expenses by $0.15 million for the six months ended June 30, 2010. The general and administrative expenses comprised mainly of public company related expenses of $0.85 million, representing 52% of total general and administrative expenses, human resources and related expenses of $0.28 million, representing 17% of total general and administrative expenses, transportation costs of $0.06 million, representing 3% of total general and administrative expenses; facilities and utility expenses of $0.15 million, representing 9% of total general and administrative expense, auditing and advisory expenses of $0.05 million, representing 3% of total general and administrative expense, and travel expenses of $0.04 million, representing 2% of total general and administrative expenses.

Selling Expenses. The Company’s selling expenses increased by $110,919, or 55%, to $312,515 for the six months ended June 30, 2010 from $201,596 for the same period of 2009. Selling expenses comprised mainly of packaging and transportation expenses of $241,440, representing 77% of total selling expenses; human resources and related expenses of $29,123, representing 9% of total selling expenses; and travel and office expenses of $30,280, representing 10% of total selling expense. The increase in selling expenses was primarily due to the increase in sales volume. As a percentage of net revenues, selling expenses increased by 0.32%, to 1.29% for the six months ended June 30, 2010 from 0.97% for the same period of 2009.

Interest expenses. Interest expenses decreased by $210,289, or 65% to $115,138 for the six months ended June 30, 2010 from $325,427 for the six months ended June 30, 2009. Excluding capitalized interest, interest expenses on bank loans would have been $485,361 for the six months ended June 30, 2010 and $627,486 for the six months ended June 30, 2009. This decrease in interest expenses of $142,125 was due to the lower interest rate of 7.56% for the six months ended June 30, 2010, compared with the interest rates varying between 8.64% and 13.82% for the same period of 2009.

Net profit. Net profit increased by $0.98 million, or 19%, to $5.98 million for the six months ended June 30, 2010 from net profit of $5 million for the six months ended June 30, 2009, as a result of the factors described above.

Liquidity and Capital Resources

The Company expects that its strong working capital of $14.71 million and positive cash flow of $6.24 million generated from operating activities as of June 30, 2010 will meet its working capital requirements sufficiently for the next 12 months from the date of this report. In the first quarter of fiscal year 2010, the Company renewed seven bank loans for a total amount of $8.19 million, with the expected expiry dates in the calendar year of 2013.

The Company has entered into a fixed annual interest rate agreement on these bank loans at a reduced rate of 7.56%, compared to the previous variable interest rates ranging from 8.64% and 13.82% .

On May 17, 2010, the Company paid off a bank loan by the amount of $292,622(RMB2,000,000). The outstanding bank loan balance was approximately $10.55 million as of June 30, 2010. Under the renewed terms of the bank loans, the Company’s average bank loan interest rate will be reduced from 10.8% to 7.8%. The Company expects to reduce interest expense prior to any capitalized interest from approximately $1.2 million per annum, or approximately RMB 8.2 million, to $0.83 million per annum, or approximately RMB 5.8 million.

General

As of June 30, 2010, the Company had cash and cash equivalents of approximately $19.63 million. The following table provides detailed information about the Company’s net cash flow for the six months ended June 30, 2010.
Quarter ended
June 30, 2010
Net cash provided by operating activities	$6,243,157
Net cash used in investing activities	(450,254)

Net cash used in financing activities	(292,622)
Effect of foreign currency translation on cash	85,628
Net cash inflow	5,585,909
Cash at beginning of period	14,047,147
Cash at end of period	$19,633,056

Operating Activities. Net cash provided by operating activities was $6.24 million for the six months ended June 30, 2010. Net cash provided by operating activities was primarily attributable from the net income of $5.98 million; an increase of $2.75 million of inventories; an increase of $0.10 million of long term prepaid rent; a decrease of $0.29 million of other payables; an increase of $0.24 million of accounts payables; an increase of $1.18 million of advances from customers; an increase of $0.62 million of accrued expenses and payroll related liabilities and non cash adjustment for depreciation and amortization of $1.16 million; non cash compensation of $0.36 million; and capitalized interest in construction in progress of $0.37 million.

Investing Activities. Net cash used in investing activities for the six months ended June 30, 2010 was $0.45 million. It comprised of capital expenditure of $0.44 million related to the construction of breeder farms and equipment purchase, and repayment of note receivables of $0.01 million for the six months ended June 30, 2010. The following is a summary of the $0.44 million cash spent on capital expenditure:

Six Months ended
June 30, 2010
Deposits paid for construction of breeding farm	$314,307
Deposits paid for purchase of property, plant and equipment	69,761
Purchase of equipment	54,816
Total deposit paid and acquisition of property, plant and equipment	$438,884

Financing Activities. Net cash used in financing activities for the six months ended June 30, 2010 was $292,622. Net cash used in financing activities was attributed to the repayment of loans payables.

Loan Facilities

 As at June 30, 2010, maturities of the Company’s bank loans are as follows:
As of June 30,
1 year	2,026,848
2 years	293,746
3 years	8,224,892
$10,545,486

All amounts, other than percentages, are in U.S. dollars

Type	Contracting Party	Valid period	Duration	Amount

Bank loan	Hanting Kaiyuan Rural Credit Cooperative	January 8, 2009-Jan 7, 2011	24 months	$1,072,173
Bank loan	Nansun Rural Credit	Mar 19, 2010-Mar 16, 2013	36 months	4,846,811
Bank loan	Nansun Rural Credit	Dec 11, 2009- Dec 10 2011	24 months	293,746
Bank loan	Nansun Rural Credit	Jan 29, 2010-Jan 26, 2013	36 months	3,378,081
Bank loan	Shuangyang Rural Credit	Oct 13,2008 -Oct 13, 2010	24 months	954,675
Total				$10,545,486

The Company has ten loan facilities from three institutional lenders. The following are the material terms of such bank loans:

 Loan from Hanting Kaiyuan Rural Credit Cooperative:
On January 8, 2009, PRC Yuhe renewed the loan agreement with Hanting Kaiyuan Rural Credit Cooperative. Pursuant to the loan agreement, Hanting Kaiyuan Rural Credit Cooperative loaned PRC Yuhe $1,072,173 at an interest rate of 7.56% per annum. PRC Yuhe is obligated under such loan agreement to pay interest monthly and repay the loan on its maturity date of January 7, 2011. The loan is secured by the plant and equipment of PRC Yuhe with a net book value of $341,109 as of June 30, 2010.

Loans from Nansun Rural Credit:
PRC Yuhe renewed four loan agreements with Nansun Rural Credit on March 19, 2010.  The interest rate of the renewed loan agreements is 7.56% per annum, reduced from the original interest rate of 13.82% due to government policy support. The total amount of these four bank loans is $4,846,811.
Three other loans with an aggregate outstanding balance of $3,378,081 from Nansun Rural Credit have an interest rate reduced from 8.64% to 7.56% due to the interest rate adjustment by the PRC government.

The other bank loan from Nansun Rural Credit with an outstanding balance of $293,746 was entered into in December 2009, and has an interest rate of 7.56% per annum.

All loans are secured by the land use right and building of PRC Yuhe and Taihong with a net book value of $2,509,244 as of June 30, 2010.

Loan from Shuangyang Rural Credit:
Taihong renewed the loan agreements with Shuangyang Rural Credit on October 13 2008, amounting to $954,675. The interest rate on the loans is 9.83% per annum. Taihong is obligated under such loan agreements to pay interest monthly and repay the loans on their maturity date of October 13, 2010. The loans are secured by the land use right with a net book value of $321,219 as of June 30, 2010.

Due to related companies:
As of June 30, 2010, the Company has $1,208 due to Halter Financial Investments LP.  The amounts due to this related company are unsecured, interest free and have no fixed repayment date.  These loans are used for working capital purposes.

Obligations Under Material Contracts
 Below is a table setting forth the Company’s material contractual obligations as of June 30, 2010:
	Payment due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Long-Term Debt Obligations	$10,545,486	$2,026,848	$8,518,638	-	-
Due to Related Companies	$1,208	$1,208	-	-	-
Operating Lease Obligations	$1,564,960 9	$69,721	$139,442	$139,442	$1,216,355 9
Capital Lease Obligations	-	-	-	-	-
Purchase Obligations	$4,090,685	$4,090,685	-	-	-

Other Long-Term Liabilities Reflected on the Registrant’s Balance Sheet under GAAP	-	-	-	-	-
Total	$16,202,339	$6,188,462	$8,658,080	$139,442	$1,216,355

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

(a)              Evaluation of disclosure controls and procedures.

The Company’s management, under the supervision and with the participation of its chief executive officer and chief financial officer, Messrs. Gao Zhentao and Hu Gang, respectively, evaluated the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2010, the end of the period covered by this Report. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports, such as this Form 10-Q, that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.  Based on that evaluation, Messrs. Gao and Hu concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2010.

(b)              Changes in internal control over financial reporting.

As previously reported, management concluded that certain related party loans between the Company and Shandong Yuhe Food Group Co., Ltd., “Yuhe Food”, constituted prohibited transactions under Section 402 of the Sarbanes-Oxley Act of 2002.  All such related party loans had been repaid as of the end of February 2010. In addition, there were certain audit adjustments identified by the Company’s former independent auditors related to the Company’s financial statements for the year ended December 31, 2009 indicating a material weakness in the Company’s internal control over financial reporting.  The adjustments were mainly related to transferring amounts from work-in-progress to fixed assets, separating the current portion of long-term debt from long-term debt, and verifying the nature of capital leases and operating leases.

In order to address the foregoing material weaknesses, the Company has taken certain remedial action to strengthen its internal control over financial reporting during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting. In March 2010, the Company’s Audit Committee engaged Ernst & Young (China) Advisory Limited, or “Ernst & Young”, to review its payment procedures. Ernst & Young has finished its review, which covered all payments made between January 1, 2010 and March 31, 2010. Ernst & Young delivered a report on its review to all board members of the Company.  On May 4, 2010, based on discussions with the Company’s management team and its review of the Ernst & Young report, the Board of Directors and the Audit Committee concluded that (1) the Company has cleared all inter-company balances with related party companies; (2) there was no payment between the Company and its related party companies from March 1, 2010 to March 31, 2010; and (3) no material exception was noted during the review of payment procedures.

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

 C: Monitoring of the Operation of Internal Controls

The Company will fill the new position of Internal Auditor, who will directly report to the Chairman of the Audit Committee functionally, and to the Chief Financial Officer from an administrative perspective. The Internal Auditor will conduct an internal audit quarterly to review the Company’s payment procedures and test the controls as stated in the revised policies. The Internal Auditor will also conduct a specific audit to review all related party transactions quarterly to examine whether the revised policies are properly implemented. The Internal Auditor is required to report the results of these audits to the Board of Directors. The Internal Auditor has started to work on June 1, 2010. The Board of Directors has reviewed the background and experience of candidates and refined the job description of the Internal Auditor.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. RESERVED

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

10.1	Asset Purchase Contract dated July 14, 2010 between Weifang Yuhe Poultry Co., Ltd. and Haicheng Songsen Farming Feed Co., Ltd.*

10.2	Service Agreement dated July 14, 2010 between Haicheng Songsen Farming Feed Co., Ltd., Mr. Jiang Zhaolin and Weifang Yuhe Poultry Co., Ltd.*

31.1	Certification of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. **

31.2	Certification of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. **

32.1	Certification of Principal Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **

32.2	Certification of Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **

* this exhibit is an English translation of a foreign language document pursuant to Rule 306 of Regulation S-T
** filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATED: August 13, 2010

YUHE INTERNATIONAL, INC.

By:	/s/ Gao Zhentao
Gao Zhentao
Chief Executive Officer
(On behalf of the Registrant and as Principal Executive Officer)

By:	/s/ Hu Gang
Hu Gang
Chief Financial Officer
(On behalf of the Registrant and as Principal Financial Officer)

EXHIBIT INDEX

Exhibit
Number	Description

10.1	Asset Purchase Contract dated July 14, 2010 between Weifang Yuhe Poultry Co., Ltd. and Haicheng Songsen Farming Feed Co., Ltd.*

10.2	Service Agreement dated July 14, 2010 between Haicheng Songsen Farming Feed Co., Ltd., Mr. Jiang Zhaolin and Weifang Yuhe Poultry Co., Ltd.*

31.1	Certification of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Principal Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

* this exhibit is an English translation of a foreign language document pursuant to Rule 306 of Regulation S-T
** filed herewith