Form 10-K/A
period 2009-12-31
YUHE INTERNATIONAL, INC.
filed 2010-10-15
CIK 1047857

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

Commission File Number 001-34512

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

Securities registered pursuant to Section 12(b) of the Act: Common stock, $0.001 par value

Name of each exchange on which registered: NASDAQ Capital Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.45 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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

EXPLANATORY NOTE

This Form 10-K/A (Amendment No.1) is being filed by Yuhe International, Inc. (the “Company”) to amend the Company’s Form 10-K for the year ended December 31, 2009 filed with the Securities and Exchange Commission (“SEC”) on March 31, 2010 (“Initial 10-K”).  This Form 10-K/A (Amendment No.1) is filed to amend the Initial 10-K by supplementing certain disclosures in Item 1 “Description of Business - History and Background – Corporate Reorganization Transactions,” adding Item 1A "Risk Factors,” supplementing certain disclosures in Item 9A “Controls and Procedures – Disclosure Controls and Procedures” and supplementing certain disclosures under subsection “Section 16(a) Beneficial Ownership Reporting Compliance” in Item 10 “Directors and Executive Officers and Corporate Governance” in the Initial 10-K.

Other than as set forth in amended Item 1, Item 1A, Item 9A and Item 10, this Form 10−K/A (Amendment No.1) does not reflect events occurring after the filing of the Initial 10-K on March 31, 2010, and no other information in the Initial 10-K is amended hereby. Other events or circumstances occurring after the date of the Initial 10-K or other disclosures necessary to reflect subsequent events have not been updated subsequent to the date of the Initial 10-K. Accordingly, this Form 10−K/A (Amendment No.1) should be read in conjunction with the Initial 10-K and our filings with the SEC subsequent to the filing of the Initial 10−K.

i

YUHE INTERNATIONAL, INC.
FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2009

INDEX

Table of Contents

		Page

PART I

Item 1.	Description of Business	1

Item 1A.	Risk Factors	12

Item 9A.	Controls and Procedures	26

Item 10	Directors and Executive Officers and Corporate Governance	28

PART IV

Item 15.	Exhibits and Financial Statement Schedules	32

Signatures		33

Exhibit 31.1

Exhibit 31.2

Exhibit 32.1

Exhibit 32.2

ii

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

The Company’s principal executive office is located at 301 Hailong Street, Hanting District, Weifang, Shandong Province, The People’s Republic of China. The Company’s Internet address is http:// www.yuhepoultry.com .

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

Corporate Reorganization Transactions

HFG International, Limited, an affiliate of Halter Financial, was engaged by Bright Stand to provide consulting services related to Bright Stand’s efforts to complete a combination transaction with a US domiciled publicly-traded “shell corporation” and other post transaction matters. HFG International, Limited introduced Bright Stand to First Growth. There is no correlation between the decision of Bright Stand to engage HFG International, Limited to provide consulting services to Bright Stand and the decision of Halter Financial to acquire a control position in First Growth. After Halter Financial became a 87.5% shareholder of First Growth pursuant to a Stock Purchase Agreement, there was a potential conflict of interest associated with an affiliate of Halter Financial, HFG International, Limited, advising Bright Stand about its purchase of a U.S. shell company, First Growth. Despite this potential conflict of interest, HFG International, Limited has informed the Company that its advice to Bright Stand was based on its research results into the prices paid by other groups to acquire control positions in publicly traded shell companies, which were similarly situated as First Growth when Bright Stand acquired First Growth. After a diligence review by counsel for Bright Stand, the sole shareholder of Bright Stand elected to enter into the exchange transaction contemplated by the equity transfer agreement filed as Exhibit 10.2 to the Registration Statement on Form S-1/A filed on December 19, 2008.

Bright Stand entered into a share transfer agreement with all the existing shareholders of PRC Yuhe on October 18, 2007 to acquire all the equity of PRC Yuhe with cash consideration equal to the appraised fair market value of PRC Yuhe in the amount of RMB 81,450,000, or $11,306,522. The sellers of PRC Yuhe included Yuhe Group, Mr. Gao Zhentao and Mr. Gao Zhenbo. At the time of execution of the share transfer agreement, Mr. Kunio Yamamoto, a Japanese citizen, the sole shareholder of Bright Stand, and Mr. Gao Zhentao had a general, verbal and informal understanding pursuant to which all or part of the shares of our common stock issued to Mr. Kunio Yamamoto would be transferred to Mr. Gao Zhentao in the future in consideration of Mr. Gao Zhentao’s commitment to management of our business operations and our future achievement of the financial targets set forth in a Make Good Agreement dated March 12, 2008.  Bright Stand obtained a bridge loan to pay the purchase price for the acquisition of the equity interests in PRC Yuhe and Taihong (the acquisition of Taihong is described below), and arranged to repay the bridge loan promptly after the acquisitions as part of the general, verbal and informal understanding. Bright Stand obtained the approval from the Shandong Province counterpart of the Ministry of Commerce for this transaction on November 9, 2007, and the acquisition closed on January 31, 2008. There is no longer any connection between the Company and Yuhe Group, except that Mr. Gao Zhentao, the Company’s chief executive officer, and his brother Mr. Gao Zhenbo are shareholders and directors of Yuhe Group. Mr. Sun Haoguo no longer has any relationship with Yuhe Group. Two of the three members of the Supervisory Board of PRC Yuhe, Zheng Chaoyang and Zhang Lishun, are administrative department officers of Yuhe Group.

Bright Stand entered into a share transfer agreement with Gao Zhenbo, a former shareholder of Taihong, on October 18, 2007 to acquire 43.75% of the outstanding equity of Taihong for cash consideration equal to 43.75% of the net asset value of Taihong in the amount of RMB 2,244,000, or $312,530. The remaining 56.25% of Taihong is owned by PRC Yuhe. Bright Stand obtained the approval from the Shandong provincial counterpart of the Ministry of Commerce for this transaction on November 9, 2007, and the acquisition closed on January 31, 2008.

Effective March 12, 2008, the Company closed an Equity Transfer Agreement with Bright Stand and Kunio Yamamoto, the former sole shareholder of Bright Stand. Pursuant to the terms of the Equity Transfer Agreement, the Company acquired all of the outstanding capital stock of Bright Stand from Mr. Kunio Yamamoto in exchange for 8,626,318 shares of the Company’s common stock. At the closing, Bright Stand became the Company’s wholly-owned subsidiary. Immediately following the date of the Equity Transfer Agreement, Mr. Kunio Yamamoto held 8,626,318 shares of the Company’s common stock. Neither Halter Financial nor Mr. Yamamoto had any role in identifying the accredited investors who purchased the Company’s unregistered securities on March 12, 2008.

Except for the general, verbal and informal understanding between Mr. Kunio Yamamoto and Mr. Gao Zhentao as described above, there is no direct or indirect connection between Mr. Kunio Yamamoto and the former shareholders of PRC Yuhe and Taihong, including Mr. Gao Zhenbo and Mr. Sun Haoguo. The acquisitions of PRC Yuhe and Taihong by Bright Stand closed on January 31, 2008 after obtaining the relevant approval from the Shandong Province counterpart of the Ministry of Commerce. There is no direct or indirect business connection between Mr. Kunio Yamamoto and the former shareholders of First Growth. Mr. Yamamoto does not currently have any roles with the Company, except as the Company’s shareholder. Mr. Gao Zhenbo and Mr. Sun Haoguo do not currently have any roles with the Company.

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

ITEM 1A.       RISK FACTORS.

An investment in the Company’s common stock involves a high degree of risk. In addition to the following risk factors, you should carefully consider the risks, uncertainties and assumptions discussed herein, and in other documents that the Company subsequently files with the SEC that update, supplement or supersede such information for which documents are incorporated by reference into this Annual Report on Form 10-K. Additional risks not presently known to the Company or which the Company considers immaterial based on information currently available to it may also materially adversely affect the Company. If any of the events anticipated by the risks described herein occur, the Company’s business, cash flow, results of operations and financial condition could be adversely affected, which could result in a decline in the market price of the Company’s common stock, causing you to lose all or part of your investment.

RISKS RELATED TO OUR BUSINESS AND INDUSTRY

Outbreaks of poultry disease, such as avian influenza, or the perception that outbreaks may occur, can significantly restrict our ability to conduct our operations.

Events beyond our control, such as the outbreak of avian influenza in 2006, may restrict our ability to conduct our operations and sales. An outbreak of disease may result in governmental restrictions on the import and export of products from our customers, or require us to destroy one or more of our flocks. This may result in the cancellation of orders by our customers and create adverse publicity that may have a material adverse effect on our business, reputation and prospects. In 2006, PRC Yuhe suffered an operating loss of $2,597,285 after the general decline in consumer demand for poultry products in late 2005 and early 2006 following the outbreak of avian influenza.

Worldwide fears about avian diseases, such as avian influenza, have depressed and may continue to adversely impact our sales. Avian influenza is a respiratory disease of birds. The milder forms occur occasionally around the world. A highly pathogenic strain of avian influenza, known as H5N1, has affected Asia since 2002. It is widely believed that H5N1 is spread by migratory birds, such as ducks and geese. There have also been some cases where H5N1 is believed to have passed from birds to humans as humans came into contact with live birds that were infected with the disease. Our flocks have never been infected with the H5N1 virus. Although there are vaccines available for H5N1 and other forms of avian influenza, and we vaccinate our breeding stock against avian influenza in accordance with PRC government mandates, there is no guarantee that the disease can be completely prevented as the virus continues to mutate.

We do not typically have long-term purchase contracts with our customers and our customers have in the past, and may at any time in the future, reduce or cease purchasing products from us, which may adversely affect our business and results of operations.

We typically do not have long-term volume purchase contracts with our customers, and they are not obligated to purchase products from us. Accordingly, our customers may at any time reduce their purchases from us or cease purchasing our products altogether. In addition, any decline in demand for our products and any other negative development affecting our major customers or the poultry industry in general may adversely affect our results of operations. For example, if any of our customers experience serious financial difficulties, it may lead to a decline in sales of our products to such customers and our operating results may be adversely affected through, among other things, decreased sales volumes and write-offs of accounts receivable related to sales to such customers.

Our failure to compete with other poultry companies, especially companies with greater resources, may adversely affect our business, financial condition and results of operations.

The Chinese poultry industry is highly competitive. In general, competitive factors in the Chinese broiler, or chicken, industry include price, product quality, brand identification, breadth of product line and customer service. Our success depends in part on our ability to manage costs and be efficient in the highly competitive poultry industry. Some of our competitors have greater financial and marketing resources. As a result, we may not be able to successfully increase our market penetration or our overall share in the poultry market.

Increased competition may result in price reductions, increased sales incentive offerings, lower gross margins, sales expenses, marketing programs and expenditures to expand channels to market. Our competitors may offer products with better market acceptance, better price or better quality. Our business may be adversely affected if we are unable to maintain current product cost reductions, or achieve future product cost reductions.
If we fail to address these competitive challenges, there may be a material adverse effect upon our business, consolidated results of operations and financial condition.

As a public company, we are required to comply with the requirements of the Sarbanes-Oxley Act of 2002 with respect to our internal control over financial reporting.  If we fail to comply with the requirements of the Sarbanes-Oxley Act or if we fail to maintain adequate internal control over financial reporting, our business, results of operations and financial condition and the market price of our common stock may be adversely affected.

As a public company, we are required under applicable law and regulations to design and implement internal controls over financial reporting, and evaluate our existing internal controls with respect to the standards adopted by the Public Company Accounting Oversight Board. Our management concluded that a material weakness existed as of December 31, 2009 with respect to our compliance with Section 402 of the Sarbanes-Oxley Act of 2002, as certain related party loans between us and Shandong Yuhe Food Group Co., Ltd. constituted prohibited transactions under Section 402 of the Sarbanes-Oxley Act. All such related party loans were repaid by the end of February 2010. In addition, there were certain audit adjustments identified by our former independent auditors related to our financial statements for the year ended December 31, 2009 indicating a material weakness in our internal control over financial reporting. The adjustments were mainly related to transferring amounts from work-in-progress to fixed assets, separating the current portion of long-term debt from long-term debt, and verifying the nature of capital leases and operating leases.

  Although we have implemented measures to address the material weaknesses, we cannot assure you that we will not identify control deficiencies that may constitute significant deficiencies or material weaknesses in our internal controls in the future. As a result, we may be required to implement further remedial measures and to design enhanced processes and controls to address issues identified through future reviews. This could result in significant delays and costs to us and require us to divert substantial resources, including management time, from other activities.

If we do not fully remediate the material weaknesses identified by management or fail to maintain the adequacy of our internal controls in the future, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal control over financial reporting in accordance with the Sarbanes-Oxley Act. Moreover, effective internal controls are necessary for us to produce reliable financial reports and are important to help prevent fraud. As a result, any failure to satisfy the requirements of the Sarbanes-Oxley Act with respect to internal control over financial reporting on a timely basis could result in the loss of investor confidence in the reliability of our financial statements, which in turn could harm our business and negatively impact the trading price of our common stock.

We use company-controlled personal bank accounts of certain of our employees for transit purposes to transact a substantial amount of our business and we transact a significant amount of our business in cash without using bank accounts.

We use company-controlled personal bank accounts of certain of our employees for transit purposes to transact a substantial portion of our business instead of our own bank accounts.  As an industry practice in the rural areas of northern China, where our operations are primarily conducted, personal bank accounts of employees are commonly used for transit purposes for a company’s business. Individual suppliers and customers in the rural areas of China prefer these transactions as a more secure replacement for physical cash transactions due to the underdevelopment of the banking system in such areas. In addition, since banks in China do not accept corporate transactions on weekends, we cannot use corporate bank accounts to process transactions on weekends. We believe that the use of company-controlled personal bank accounts of our employees provides us with greater convenience and stronger control of asset management safety compared to physical cash transactions in these areas and under these circumstances.

We have established certain systematic controls over these personal bank accounts and have implemented a set of management procedures to monitor the use of these accounts. The procedures we have established for monitoring these accounts include the mandatory use of physical cards for access control, our management of the passcodes to these accounts and our requirement that the holders of these accounts enter into agreements with us with respect to the use of these accounts.  However, since we do not own these personal bank accounts, potential disputes may arise with respect to the control of such accounts. In addition, if we fail to properly manage and control the personal bank accounts, we could be subject to compliance risks and potential loss of our assets.

Cash transactions account for less than one-third of our revenue and expenditures.  We receive 20% to 30% of our revenue in the form of cash, and approximately 30% of expenditures are made through cash payments, the majority of which are directly drawn from the cash income received.  Cash income is mainly received from livestock farmers for their purchases of our products, and cash expenditures are primarily made to the farmers for their provision of corn, our feed ingredient.  These farmers do not accept payments in the form of bank transfers, but use cash transactions instead.  It is a standard industry practice in China to conduct business with local farming communities on cash basis, and currently it is also the only viable means of payment to local farmers.  We are not aware of any Chinese companies within our industry that have completely eliminated cash transactions when dealing with local farmers.  We reserve an adequate amount of cash on hand to meet our payment obligations and do not deposit all cash income into banks, as may be the practice in other industries, because Chinese banks place restrictions on the number and size of cash withdrawals.  The nature of our business requires a large amount of cash for transaction purposes, and we have implemented a series of management measures on cash control, including a cap on the amount of cash transactions and requirements relating to the maintenance of daily inventory, daily updates to the cash account record and the submission of supporting documents along with each receipt.  To date, we have not experienced any cash losses, and we are gradually reducing the cash portion of our income and expenditures. However, if we fail to properly manage and control such cash transactions in the future, we may be exposed to potential compliance risks and loss of our cash, which may have an adverse effect on our business, financial condition and results of operations.

We conduct substantially all of our operations through our subsidiaries, and our performance will depend upon the performance of our subsidiaries.

We have no operations independent of those of Bright Stand International Limited, or Bright Stand, and its PRC subsidiaries, PRC Yuhe and Taihong. As a result, we are dependent upon the performance of Bright Stand and its subsidiaries and our performance will be subject to the financial, business and other factors affecting such subsidiaries as well as general economic and financial conditions. In addition, we are dependent on the cash flow of our subsidiaries to meet our obligations.

Because virtually all of our assets are held by our operating subsidiaries, the claims of our shareholders will be structurally subordinate to all existing and future liabilities and obligations, as well as trade payables of such subsidiaries. In the event of bankruptcy, liquidation or reorganization of us, our assets and those of our subsidiaries will be available to satisfy the rights of our shareholders only after all of Bright Stand and its subsidiaries’ liabilities and obligations have been paid in full.

Our sales revenue may be adversely affected by various factors, including demand for our products, sales price and general market conditions.

Demand for our products is affected by a number of factors, including the general demand for the products in the end markets that we serve and the sales prices of our products. A vast majority of our sales is derived directly or indirectly from customers who are broiler raisers and large integrated chicken companies whose day-old broiler production is not sufficient for their own use. Any significant decrease in the demand for day-old broilers may result in a decrease in our revenues and earnings. A variety of factors, including economic, health and regulatory factors and political and social instability, may contribute to a slowdown in the demand for day-old broilers.

Industry cyclicality, especially fluctuations in commodity prices of feed ingredients and breeding stock, may affect our earnings.

Currently, all our raw materials are procured in China. Profitability in the poultry industry is materially affected by the supply of parent breeding stocks and the commodity prices of feed ingredients, including corn, soybean cake, and other nutrition ingredients from numerous sources, mainly from wholesalers who collect the feed ingredients directly from farmers. As a result, the poultry industry is subject to wide fluctuations and cycles. These commodity prices are determined by supply and demand. We cannot eliminate the risk of increased operating costs from commodity price increases, and it is very difficult to predict when the feed price spiral cycles will occur.

Various factors can affect the supply of corn and soybean meal, which are the primary ingredients of the feed we use for parent breeding stocks. In particular, weather patterns, the level of supply inventories and demand for feed ingredients, and the agricultural policies of the Chinese government affect the supply of feed ingredients. Weather patterns often change agricultural conditions in an unpredictable manner. A sudden and significant change in weather patterns may affect supplies of feed ingredients, as well as both the industry’s and our ability to obtain feed ingredients, grow chickens or deliver products. Increases in the prices of feed ingredients may result in increases in raw material costs and operating costs.

The supply of parent breeding stocks is also cyclical. We purchase parent breeding stocks from multiple suppliers. If we fail to maintain adequate breeding stock, our business, financial condition and results of operations may be adversely affected.

The cessation of tax exemptions by the Chinese government may affect our profitability.

As a leading agricultural enterprise jointly recognized by eight national authorities in China, we enjoyed income tax exemption status from January 2004 until November 2007. In connection with our restructuring in 2008, we were converted into a foreign investment enterprise, or FIE, wholly owned by Bright Stand and became subject to PRC income tax. Under the current PRC tax laws, FIEs such as ours are subject to income tax at a rate of 25%, while in practice tax reductions or exemptions in various forms are granted by local governments to FIEs.

On March 16, 2007, the National People’s Congress of China enacted a new enterprise income tax law, or the New Tax Law, whereby both FIEs and domestic companies will be subject to a uniform income tax rate of 25%. On December 6, 2007, the State Council of China promulgated the Implementation Rules of the New Tax Law, or the Implementation Rules. Effective on January 1, 2008, both the New Tax Law and the Implementation Rules provide tax exemption or reduction treatment for enterprises engaged in agricultural industries, such as farming, foresting, fishing and animal husbandry. As an enterprise engaged in the farming industry, we are eligible for exemption and are not required to pay company income tax. If we lose the tax exemption treatment as of result of any future changes to the New Tax Law and Implementation Rules, our business, results of operations and financial condition may be materially and adversely affected.

Our business may be adversely affected due to inaccuracy in our sales forecasts.

We procure raw materials and produce our day-old broilers based on our sales forecasts. If we fail to accurately forecast demand for our products, we may produce excessive breeding stock, which may result in lower prices in order to sell our inventory and adversely affect our business, financial condition and results of operations.

Our products may contain undetected defects that are not discovered until after shipping.

Our products may contain undetected defects, which may result in a loss or delay in market acceptance of our products and thus harm our reputation and results of operations.

We have sustained losses in the past and cannot guarantee profitability in the future.

We sustained losses in 2006 and there is no assurance that we will continue to be profitable in the future. In addition, our business was impacted in 2006 due to the outbreak of avian influenza. A variety of factors may cause our operating results to decline and our financial condition to worsen, including:

•	competitors offering comparable products at lower prices;

•	continuing downward pressure on the average selling prices of our products caused by intense competition in our industry and general market conditions;

•	superior product innovations by competitors;

•	rising raw material costs;

•	changes to management and key personnel; and

•	increased operating expenses relating to research and development, sales and marketing efforts and general and administrative expenses as we seek to grow our business.

As a result, we may fail to achieve our revenue expectation or experience higher-than-expected operating expenses, which may materially and adversely affect our business, results of operations and financial condition.

Our limited operating history may not serve as an adequate basis to judge our future prospects and operating results.

We have a limited operating history with respect to our current business, which may not provide a sufficient basis on which to evaluate our business or future prospects. Although our sales have grown rapidly in recent years, we cannot assure you that we will maintain profitability or that we will not incur net losses in the future. We expect that our operating expenses will increase as we expand, a failure to realize anticipated sales growth may result in significant operating losses. We will continue to encounter risks and difficulties frequently experienced by companies at a similar stage of development, including our potential failure to:

•	implement our business model and strategy and adapt and modify them as needed;

•	maintain our current, and develop new, relationships with customers;

•	manage our expanding operations and product offerings, including the integration of any future acquisitions;

•	maintain adequate control of expenses;

•	attract, retain and motivate qualified personnel;

•	protect our reputation and enhance customer loyalty; and

•
anticipate and adapt to changing conditions in the poultry industry as well as the impact of any changes in government regulation, mergers and acquisitions involving our competitors, technological developments and other significant competitive and market factors.

If we are not successful in addressing any or all of these risks, our business may be materially and adversely affected.

The loss of key personnel or the failure to attract or retain specialized technical and management personnel may impair our ability to grow our business.

We rely heavily on the services of our key employees, including Gao Zhentao, our Chief Executive Officer, Han Chengxiang, our Chief Production Officer, and Gang Hu, our Chief Financial Officer. In addition, our engineers and other key technical personnel constitute our significant assets and are the source of our technological and product innovations. We depend substantially on the leadership of a small number of farm directors and technicians who are devoted to research and development. However, we do not maintain “key person” life insurance for any of our senior management or other key employees. Additionally, approximately 90% of our products are sold through third-party distributors. Most of them are exclusive distributors and we expect them to be our future main sales force. We believe our future success will depend upon our ability to retain these key employees, engineers and technical personnel, and sales distributors. If we fail to attract and retain sufficient numbers of technical personnel to support our anticipated growth, if our current key employees and distributors decide not to continue to work with us, or if we are not able to obtain the services of additional personnel necessary for our growth, it may have an adverse effect on our ability to sell our products, as well as on our overall growth.

In addition, if any members of our senior management or any of our other key personnel join a competitor or form a competing company, we may lose customers, business partners, key professionals and staff members, which may materially and adversely affect our business, financial condition and results of operations.

We do not have any registered patents or other registered intellectual property on our production processes and we may not be able to maintain the confidentiality of our processes.

We have no patents or registered intellectual property covering our production processes and we rely on the confidentiality of our processes in producing a competitive product. The confidentiality of our know-how may not be maintained and we may lose any meaningful competitive advantage that might arise from our proprietary processes.

We may not be able to collect receivables incurred by customers.

Although we currently sell our products on a cash-payment basis, our ability to receive payment for our products depends on the continued creditworthiness of our customers. In order to pay our expansion costs, we may be required to make sales to customers who are less creditworthy than our historical customers. Our customer base may change if our sales increase because of our expanded capacity. If we are not able to collect our receivables, our revenues and profitability will be adversely affected.

We do not have insurance coverage for our properties or assets.

We and our subsidiaries are not covered by any insurance. As a result, any material loss or damage to our properties or other assets, or personal injuries arising from our operations, may have a material adverse effect on our financial condition and operations.

Increased water, energy and gas costs would increase our expenses and reduce our profitability.

We require a substantial amount, and as we expand our business we will require additional amounts, of water, electricity and natural gas to produce and process our broiler products. The prices of water, electricity and natural gas fluctuate significantly over time. We may not be able to pass on increased costs of production to our customers. As a result, increases in the cost of water, electricity or natural gas may substantially affect our business and results of operations.

Increased costs of transportation would negatively affect our profitability.

Our transportation costs are a material portion of the cost of our products. We primarily ship our products and receive our inputs via truck and rely on third-party transportation companies for the delivery of most of our products and inputs. The costs associated with the transportation of our products and inputs fluctuate with the price of fuel, the costs to our transportation providers of labor and the capacity of our transportation sources. Increases in costs of transportation have adversely affected, and may in the future adversely affect, our profitability.

RISKS RELATED TO DOING BUSINESS IN CHINA

Changes in China’s political or economic situation may adversely affect our operational results.

Economic reforms adopted by the Chinese government have had a positive effect on the economic development of the country, but the Chinese government may change these economic reforms or the Chinese legal system at any time. This could have an adverse effect on our operations and profitability.  Some of the factors that may have such an effect are:

•	Level of the government involvement in the economy;

•	Control of foreign exchange;

•	Methods of allocating resources;

•	Balance of payments position;

•	International trade restrictions; and

•	International conflict.

The Chinese economy differs from the economies of most countries belonging to the Organization for Economic Cooperation and Development, or OECD, in many ways.  As a result of these differences, we may not develop in the same way or at the same rate as might be expected if the Chinese economy were similar to those of the OECD member countries.

Our business is largely subject to the uncertain legal environment in China and your ability to legally protect your investment may be limited.

The Chinese legal system is a civil law system based on written statutes. Unlike common law systems, precedents set in earlier legal cases are not generally used in the Chinese legal system. The overall effect of legislation enacted over the past 20 years has been to enhance the protections afforded to foreign invested enterprises in China. However, these laws, regulations and legal requirements are relatively recent and are evolving rapidly, and their interpretation and enforcement involve uncertainties. These uncertainties may limit the legal protections available to foreign investors, such as the right of foreign invested enterprises to hold licenses and permits such as requisite business licenses. In addition, most of our executive officers and directors are residents of China and not of the United States, and substantially all the assets of these persons are located outside the United States. As a result, it may be difficult, if not impossible, for investors to effect service of process in the United States, or to enforce a judgment obtained in the United States against us or any of these persons.

The Chinese government exerts substantial influence over the manner in which we must conduct our business activities.

China has only recently permitted provincial and local economic autonomy and private economic activities. The Chinese government has exercised and continues to exercise substantial control over virtually every sector of the Chinese economy through regulation and state ownership. Our ability to operate in China may be harmed by changes in its economic policies and regulations, including those relating to taxation, import and export tariffs, environmental regulations, land use rights, property and other matters. We believe that our operations in China are in material compliance with all applicable legal and regulatory requirements.  However, the central or local governments of these jurisdictions may impose new, stricter regulations or interpretations of existing regulations that would require additional expenditures and efforts on our part to ensure compliance with such regulations or interpretations.

Accordingly, government actions in the future, including any decision not to continue to support recent economic reforms and to return to a more centrally planned economy or regional or local variations in the implementation of economic policies, may have a significant effect on economic conditions in China or particular regions thereof.

Future inflation in China may inhibit our activity to conduct business in China.

In recent years, the Chinese economy has experienced periods of rapid expansion and widely fluctuating rates of inflation.  These factors have led to the adoption by Chinese government, from time to time, of various austerity measures designed to restrict the availability of credit or regulate growth and constrain inflation.  High inflation may in the future cause the Chinese government to impose controls on credit and/or prices, or to take other action, which may inhibit economic activity in China, and thereby harm the market for our products.

Restrictions on currency exchange may limit our ability to receive and use our revenues effectively.

The majority of our revenues is denominated in Renminbi, and any future restrictions on currency exchange may limit our ability to use revenue generated in Renminbi to fund any future business activities outside China or to make other payments in U.S. dollars. Although the Chinese government introduced regulations in 1996 to allow greater convertibility of the Renminbi for current account transactions, significant restrictions still remain, including primarily the restriction that foreign invested enterprises may only buy, sell or remit foreign currencies after providing valid commercial documents at those banks in China authorized to conduct foreign exchange business. In addition, conversion of Renminbi for capital account items, including direct investment and loans, is subject to governmental approval in China, and companies are required to open and maintain separate foreign exchange accounts for capital account items.  We cannot be certain that the Chinese regulatory authorities will not impose more stringent restrictions on the convertibility of the Renminbi.

The value of our common stock may be affected by the foreign exchange rates between other currencies and Renminbi.

The value of our common stock may be affected by the foreign exchange rate between U.S. dollars and Renminbi. For example, to the extent that we need to convert U.S. dollars into Renminbi for our operational needs and should the Renminbi appreciate against the U.S. dollar at that time, our financial position, our business and the price of our common stock may be harmed.  Conversely, if we decide to convert our Renminbi into U.S. dollars for the purpose of declaring dividends on our common stock or for other business purposes and the U.S. dollar appreciates against the Renminbi, the U.S. dollar equivalent of our earnings from our subsidiaries in China would be reduced.

Our business is regulated by the PRC farming authorities and we need production permits and immunization certificates from the farming authorities to carry out our business. Any suspension, discontinuation or revocation of our current production permits or immunization certificates may materially and adversely impact our business.

The Farming Bureau of Shandong Province and its local counterpart in Weifang City are the primary governmental regulators and supervisors of both PRC Yuhe and Taihong’s current businesses. Under relevant laws and regulations, both PRC Yuhe and Taihong must obtain production permits from the Farming Bureau of Shandong Province and the Ministry of Agriculture to carry out their current businesses. In addition, PRC Yuhe, as a company engaging in the breeder business, must obtain an immunization certificate from the local Farming Bureau in Weifang City.

Although relevant PRC laws require the Additive Premix Feed Production License to be inspected by the local government authority on an annual basis, the local government authority has not set up the procedures for us to proceed with such annual inspection for Taihong.  The local government authority has no requirement for Taihong to operate with such annual inspection records.  However, we cannot assure you that such practice will not change or that we will pass future annual inspections, if required by the relevant local government authority.

The Farming Bureau authorities have been strengthening their supervision over the breeder and feed businesses in the past years, and new PRC laws, rules and regulations may be introduced to impose additional requirements for relevant production permits or immunization certificates. We cannot assure you that our current production permits and immunization certificates will remain in effect in the future. Any suspension, discontinuation or revocation of our current production permits or immunization certificates may result in a material and adverse impact on our business, financial performance and prospects.

We may in the future be subject to claims and liabilities under environmental, health, safety and other laws and regulations, which could be significant.

Our operations are subject to various laws and regulations, including those governing wastewater discharges and the use, storage, treatment and disposal of hazardous materials. The applicable requirements under these laws are subject to amendment, the imposition of new or additional requirements and changing interpretations by governmental agencies or courts. In addition, we anticipate increased regulation by various governmental agencies concerning food safety, use of medication in feed formulations, the disposal of animal by-products and wastewater discharges. Furthermore, business operations currently conducted by us or previously conducted by others at real property owned or operated by us, business operations of others at real property formerly owned or operated by us and the disposal of waste at third-party sites expose us to the risk of claims under environmental, health and safety laws and regulations. We may incur material costs or liabilities in connection with claims related to any of the foregoing. The discovery of presently unknown environmental conditions, changes in environmental, health, safety and other laws and regulations, enforcement of existing or new laws and regulations and other unanticipated events may give rise to expenditures and liabilities, including fines or penalties, that may have a material adverse effect on our business, operating results and financial condition.

Failure to comply with PRC regulations relating to corporate restructurings by PRC residents may have adverse effects on our business, results of operations and financial condition.

Six Chinese ministries jointly promulgated the Rules on Mergers with and Acquisitions of PRC Domestic Companies by Foreign Investors, or the M&A Rules, on August 8, 2006. The M&A Rules became effective on September 8, 2006 and were amended on June 22, 2009. The M&A Rules subject acquisitions of domestic companies by offshore SPVs controlled by PRC residents, who at the same time are controlling shareholders of the domestic companies, or an Affiliated Acquisition, to the approval of Ministry of Commerce. There are also various stringent requirements applicable to foreign acquisition of domestic companies through SPVs under the M&A Rules.

We undertook a corporate restructuring in 2007 under which Bright Stand, a company owned by Mr. Kunio Yamamoto, acquired control of PRC Yuhe and Taihong from certain PRC resident shareholders, including Mr. Gao Zhentao.  At that time Mr. Yamamoto, the sole shareholder of Bright Stand, and Mr. Gao Zhentao, our chief executive officer, had a general, verbal and informal understanding pursuant to which all or part of our shares of common stock issued to Mr. Kunio Yamamoto would be transferred to Mr. Gao Zhentao in the future in consideration of Mr. Gao Zhentao’s commitment to management of our business operations and future achievement of the financial targets as set forth in the Make Good Agreement dated March 12, 2008.

The general, verbal and informal understanding, together with our corporate restructuring in 2007, may be deemed to have been an acquisition of domestic companies by an offshore SPV controlled by a PRC resident depending on the interpretation and implementation by the relevant Chinese regulatory agencies. If so interpreted, the general, verbal and informal understanding, together with our corporate restructuring in 2007, may be considered to have been a failure to comply fully with the M&A Rules, as it could be deemed to be an Affiliated Acquisition without approval under the M&A Rules. In such case, the Chinese regulatory authorities could invalidate our corporate restructuring conducted in 2007, impose fines and sanctions on our operations in China, limit our operating privileges in China, delay or restrict the repatriation of the proceeds from any public offerings into China, restrict or prohibit payment or remittance of dividends by our PRC subsidiaries to us or take other actions that could have a material and adverse effect on our business, financial condition or results of operations, as well as on the trading price of our common stock.

Failure to comply with the recent PRC foreign exchange regulations relating to the establishment of offshore special purpose companies by PRC residents, mergers with and acquisitions of PRC domestic companies by foreign investors, and relevant approval and registration requirements may subject our PRC resident beneficial owners to personal liability, limit our ability to inject capital into our PRC subsidiaries, limit our subsidiaries’ ability to increase their registered capital or distribute profits to us, or otherwise adversely affect us.

The PRC State Administration of Foreign Exchange, or SAFE, issued a public notice in October 2005, generally referred to as Circular 75, requiring PRC residents to register with the local SAFE branch before establishing or acquiring control over any offshore special purpose company, or SPV, for the purpose of capital financing with assets or equities of PRC companies originally owned or controlled by such PRC residents. PRC residents who are shareholders of offshore SPVs and have completed such round-trip investments but did not carry out foreign exchange registrations for overseas investments before November 1, 2005 were retroactively required to register with the local SAFE branch before March 31, 2006. PRC resident shareholders are also required to amend their registrations with the local SAFE branch in connection with any increase or decrease of capital, transfer of shares, merger, division, equity investment or creation of any security interest.

We have requested that our current shareholders and/or beneficial owners disclose whether they or their shareholders or beneficial owners fall within the ambit of the SAFE notice and urge those who are PRC residents to register with the local SAFE branch as required under the SAFE notice.  However, we cannot assure you that all of our shareholders and beneficial owners who are PRC residents will comply with our request to make, obtain or update any applicable registrations or comply with other requirements required by the SAFE notice or other related rules.  In case of any non-compliance by any of our PRC resident shareholders or beneficial owners, our PRC subsidiaries and such shareholders and beneficial owners may be subject to fines and other legal sanctions, including restrictions on our ability to contribute additional capital to our PRC subsidiaries and our PRC subsidiaries’ ability to distribute dividends to our offshore holding companies, which would adversely affect our business, financial condition and results of operations.

Our construction projects may be challenged by the relevant government agencies.

We have not obtained relevant government approvals and permits, including the planning permit, construction permit and the environmental permit, with respect to two of our projects involving the construction of breeder farm and feed stock production.  The constructions of these two projects may be challenged by relevant governmental authorities and our business operations may be interrupted or suspended.

Further approvals are required for the land that we lease from village committees.

We have entered into several land lease agreements respectively with certain local village committees in Weifang city for use of certain land owned by such villages. According to relevant PRC law, prior to entering into the lease agreements with us, the village committees must obtain the consent of at least two-thirds of the members of the respective village as well as the approval of the relevant people’s government. However, these village committees have not completed the required consent and approval procedures. Although we have not received any notice from any governmental authorities challenging the validity of these lease agreements, we cannot assure you that our use of the leased land will not be challenged in the future, which may adversely affect our business, results of operations and financial condition.

We may have to make up the unpaid social insurance and housing funds for our employees.

We have made the required pension payments for our employees who have employment contracts with PRC Yuhe or Taihong.  However, we have not made the other compulsory social welfare payments for our employees, including payments with respect to housing funds and other social insurance. We may be required to make up the unpaid compulsory social insurance and housing fund payments, and we may also be subject to administrative penalties with respect to these amounts, as may be determined by the government authorities. If we are required to pay such amounts, our business, results of operations and financial condition may be adversely affected.

RISKS RELATED TO OUR COMMON STOCK

Our quarterly results may be volatile.

Our operating results have varied on a quarterly basis during our operating history and are likely to fluctuate significantly in the future. Many factors could cause our revenues and operating results to vary significantly in the future, including factors that are outside of our control. Accordingly, we believe that quarter-to-quarter comparisons of our operating results are not necessarily meaningful. Investors should not rely on the results of one quarter as an indication of our future performance. If our results of operations in any quarter do not meet analysts’ expectations, our stock price may materially decrease.

Past incomplete disclosures may cause certain investors to rescind their past investment in us.

We are filing this Form 10-K/A (Amendment No.1) to amend our previous SEC filings to supplement certain disclosures with respect to a general, verbal and informal understanding between Mr. Gao Zhentao and Mr. Kunio Yamamoto at the time of a share transfer agreement dated October 18, 2007. Pursuant to such understanding, all or part of the shares of our common stock issued to Mr. Kunio Yamamoto would be transferred to Mr. Gao Zhentao in the future in consideration of Mr. Gao Zhentao’s commitment to management of our business operations and future achievement of the financial targets set forth in a Make Good Agreement on March 12, 2008. The general, verbal and informal understanding may result in invalidation of our corporate restructuring in 2007 as described in more details in the risk factor entitled “Failure to comply with PRC regulations relating to the establishment of offshore special purpose companies and corporate restructuring by PRC residents may have adverse effects on our business, results of operations and financial conditions.” Such past incomplete disclosure may cause investors who purchased our shares pursuant to the Registration Statement on Form S-1 filed with the SEC on May 12, 2008, as amended, to rescind their purchase of our shares based on the Registration Statement on Form S-1, in which case we may be required to purchase from such investors their shares at their initial purchase price. This may have an adverse effect on our business, financial condition or results of operations, as well as on the trading price of our common stock.

We may issue additional shares of our capital stock to raise capital or complete acquisitions, which would reduce the equity interest of our stockholders.

Our articles of incorporation authorize the issuance of up to 500,000,000 shares of common stock and 1,000,000 shares of preferred stock, par value $0.001 per share. As of March 1, 2010, there were approximately 484,277,820 authorized and unissued shares of our common stock that have not been reserved and are available for future issuance. We have no commitments as of December 31, 2009 to issue any of our securities in connection with an acquisition. However, we may issue a substantial number of additional shares of our common stock in the future to complete a business combination or to raise capital. The issuance of additional shares of our common stock:

•	may significantly reduce the equity interest of our existing stockholders; and

•	may adversely affect prevailing market prices for our common stock.

We have not paid dividends in the past and do not expect to pay dividends in the future. Any return on investment may be limited to the value of our common stock.

Other than the dividend of $3.088 per share that we paid to our shareholders in November 2007 as required by a stock purchase agreement between us and Halter Financial Investments, L.P., we have not declared dividends or paid cash dividends on our common stock and do not anticipate doing so in the foreseeable future. The payment of dividends on our common stock will depend on our earnings, financial condition and other business and economic factors affecting us at such time as the board of directors may consider relevant. If we do not pay dividends, our common stock may be less valuable because a return on your investment will only occur when our stock price appreciates.

Capital outflow policies in China may hamper our ability to declare and pay dividends to our stockholders.

China has adopted currency and capital transfer regulations. These regulations may require us to comply with complex regulations for the movement of capital. Although our management believes that we will be in compliance with these regulations, should these regulations or the interpretation of them by courts or regulatory agencies change, we may not be able to pay dividends to our stockholders outside of China. In addition, under current Chinese law, we must retain a reserve equal to 10% of net income after taxes, not to exceed 50% of registered capital. Accordingly, this reserve will not be available to be distributed as dividends to our stockholders. We presently do not intend to pay dividends for the foreseeable future. Our board of directors intends to follow a policy of retaining all of our earnings to finance the development and execution of our strategy and the expansion of our business.

Our management may have broad discretion as to the use of the net proceeds from any offering of our common stock and may allocate the net proceeds of an offering in ways that you or other stockholders may not approve.

We have not determined the specific uses of the proceeds of any offering of our common stock or the amounts or timing of these expenditures. Failure by our management to apply these funds effectively may adversely affect our ability to maintain and expand our business. In the event that management does not apply these funds effectively, your investment in our common stock may not result in a favorable return.

One stockholder controls approximately 48.7% of the voting power of our common stock and, as a result, he may exercise voting control and be able to take actions that may be adverse to your interests.

Mr. Kunio Yamamoto beneficially controlled approximately 48.7% of the voting power of our issued and outstanding common stock as of March 1, 2010. This concentration of share ownership may adversely affect the trading price of our common stock because investors often perceive a disadvantage in owning shares in a company with one significant stockholder. Mr. Kunio Yamamoto has the ability to significantly influence the outcome of all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as mergers, consolidations or the sale of substantially all of our assets. This concentration of ownership may have the effect of delaying or preventing a change of control, including a merger, consolidation or other business combination involving us, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control.

Our common stock may be affected by limited trading volume and may fluctuate significantly.

Our common stock is traded on the Nasdaq Capital Market. Although an active trading market has developed for our common stock, there can be no assurance that an active trading market for our common stock will be sustained. Failure to maintain an active trading market for our common stock may adversely affect our stockholders’ ability to sell our common stock in short time periods, or at all. In addition, sales of substantial amounts of our common stock in the public market could harm the market price of our common stock. Our common stock has experienced, and may experience in the future, significant price and volume fluctuations, which could adversely affect the market price of our common stock.

ITEM 9A. CONTROLS AND PROCEDURES

(a)	Disclosure Controls and Procedures

The Company’s management, under the supervision and with the participation of its chief executive officer and chief financial officer, Messrs. Gao Zhentao and Hu Gang, respectively, evaluated the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2009, the end of the period covered by this Report.  The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports, such as this Form 10-K, that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, other than the incomplete disclosure as described below, Messrs. Gao and Hu concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2009.

Our disclosure controls and procedures are designed to provide reasonable, not absolute, assurance that the objectives of our disclosure control system are met.  Because of inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within a company have been detected.

Subsequent to the filing of the Initial 10-K, the Company’s management determined that the disclosure under Item 1 “Description of Business – History and Background – Corporate Reorganization Transactions” was incomplete because it did not describe the general, verbal and informal understanding that Mr. Kunio Yamamoto and Mr. Gao Zhentao reached at the time of the Company’s corporate restructuring in 2007 pursuant to which all or part of the shares of the Company’s common stock issued to Mr. Kunio Yamamoto would be transferred to Mr. Gao Zhentao in the future in consideration of Mr. Gao Zhentao’s commitment to management of the Company’s business operations and future achievement of the financial targets as set forth in the Make Good Agreement dated March 12, 2008.  Accordingly, the Company has filed this Form 10-K/A (Amendment No. 1) in order to, among other things, amend the Initial 10-K by supplementing certain disclosures in Item 1 “Description of Business - History and Background – Corporate Reorganization Transactions.”

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

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers, Directors and Key Employees

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

Hu Gang has been the Company’s Chief Financial Officer since June 13, 2008. .. Prior to joining the Company, Mr. Hu was the Chief Financial Officer of Sino-Gas International Holding Inc from December 2007 to March 2008. Prior to that, between August 2004 and October 2007, Mr. Hu served as the Finance Director of FedEx Office Greater China operations. Between August 2002 and July 2004, Mr. Hu served as the accounting supervisor and group leader of DuPont China Holding Ltd. Mr. Hu graduated from Shanghai Finance and Economics University, PRC, with a B.A. in International Accounting.

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

The Shareholder Congress of PRC Yuhe consists of Bright Stand, and the Shareholder Congress of Taihong consists of Bright Stand and PRC Yuhe.

(ii) Supervisory Board.

All the members of the Supervisory Board serve for a term of three years. At the Shareholder Congress, the shareholders of PRC Yuhe were obligated to approve the appointment of one Supervisory Board member who was elected by the workers of PRC Yuhe as required by current Chinese laws and regulations and also appointed two other members. There are no other nominations or arrangements for nomination of Supervisory Board member. The current members of the Supervisory Board of PRC Yuhe are Zhang Jinhua, Zheng Chaoyang and Zhang Lishun, and their business background and relationships with Yuhe are as follows:

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who beneficially own more than ten percent of our common stock, collectively Reporting Persons and individually a Reporting Person, to file with the SEC initial reports of beneficial ownership and reports of changes in beneficial ownership of our common stock on Forms 3 (Initial Statement of Beneficial Ownership), 4 (Statement of Changes of Beneficial Ownership of Securities) and 5 (Annual Statement of Beneficial Ownership of Securities). The Reporting Persons are required by SEC regulations to furnish us with copies of all Section 16(a) forms that they file.

To our knowledge, the following required Section 16(a) forms during the fiscal years ended December 31, 2008 and 2009, were not filed:

•	Mr. Kunio Yamamoto failed to file a Form 3 upon his acquisition of beneficial ownership of greater than ten percent of our common stock;
•	Mr. Gao Zhentao failed to file a Form 3 upon his appointment as our chairman and chief executive officer;
•	Mr. Hu Gang failed to file a Form 3 upon his appointment as our chief financial officer;
•	Mr. Han Chengxiang failed to file a Form 3 upon his appointment as our director and chief production officer;
•	Mr. Jiang Yingjun failed to file a Form 3 upon his appointment as our chief accounting officer; and
•	Each of Mr. Peter Li, Mr. Liu Yaojun and Mr. Greg Huett failed to file a Form 3 upon their respective appointment to our board.

Mr. Kunio Yamamoto filed his Form 3 on July 28, 2010. Each of Mr. Gao Zhentao, Mr. Hu Gang, Mr. Han Chengxiang and Mr. Jiang Yingjun filed his respective Form 3 on October 14, 2010. As of the date of this Form 10-K/A (Amendment No.1), each of Mr. Peter Li, Mr. Liu Yaojun and Mr. Greg Huett has not yet filed his respective Form 3.

Code of Ethics

The Board of Directors has adopted a Code of Ethics which is applicable to all officers, directors and employees.  The Code of Ethics was filed as Exhibit 14.1 to the Report on Form 10-K for fiscal year ended December 31, 2008 filed on March 31, 2009.  The Code of Ethics will also be posted on the corporate governance page of the Company’s website at http: //www.yuhepoultry.com

PART IV

ITEM 15.   EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

The following documents are filed as part of this report:

*31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

SIGNATURES

 In accordance with Section 13 or 15(d) of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: October 15, 2010

Yuhe International, Inc.

By:	/s/ Gao Zhentao
Gao Zhentao
Chief Executive Officer
(On behalf of the Registrant and as Principal Executive Officer)

By:	/s/ Hu Gang
Hu Gang
Chief Financial Officer
(On behalf of the Registrant and as Principal Financial Officer)

By:	/s/ Jiang Yingjun
Jiang Yingjun
Chief Accounting Officer
(On behalf of the Registrant and as Principal Accounting Officer)