Form 10-Q
period 2010-09-30
YUHE INTERNATIONAL, INC.
filed 2010-11-15
CIK 1047857

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10−Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes   ☐     No   ☒

The number of shares outstanding of each of the issuer’s classes of common equity as of November 12, 2010 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	20,249,563

PART I
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

YUHE INTERNATIONAL, INC.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010

YUHE INTERNATIONAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Stated in US Dollars)

	September 30,	December 31,
	2010	2009
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$27,359,186	$14,047,147
Accounts receivable, net of allowances of $18,947 and $18,868	923	838
Inventories	9,379,174	6,560,783
Advances to suppliers	395,790	359,179
Deferred tax assets	11,091	17,766
Total current assets	37,146,164	20,985,713

Plant and equipment, net	45,548,163	29,556,712
Deposits paid for acquisition of long term assets	4,955,473	16,082,613
Notes receivable, net and other receivable, net	68,726	33,635
Unlisted investments held for sale	-	300,172
Intangible assets, net	2,860,423	2,851,411
Investment in direct financing lease	414,932	382,742
Long term prepaid rent	11,618,593	6,570,038
Total assets	$102,612,474	$76,763,036

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Short term borrowings	$298,592	$-
Accounts payable	10,847,542	5,740,912
Current portion of long term loans	2,060,286	9,433,686
Other payable	1,132,788	1,343,901
Accrued expenses and payroll related liabilities	3,303,062	2,366,134
Advances from customers	2,496,681	678,366
Other taxes payable	152,414	150,764
Loan from director	298,592	292,517
Other liabilities	146,938	143,949
Due to related companies	1,208	1,208
Total current liabilities	20,738,103	20,151,437

Non-current liabilities
Long-term loans	8,659,172	1,360,206
Total liabilities	29,397,275	21,511,643

 YUHE INTERNATIONAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Continued)
  (Stated in US Dollars)

Stockholders' Equity
Preferred stock, $.001 par value, 1,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $.001 par value, 500,000,000 shares authorized, 16,109,563 and 15,722,180 equivalent shares issued and outstanding at September 30, 2010 and December 31, 2009, respectively	16,109	15,722
Additional paid-in capital	33,953,555	30,672,849
Retained earnings	36,586,637	23,316,794
Accumulated other comprehensive income	2,658,898	1,246,028
Total stockholders’ equity	73,215,199	55,251,393

Total liabilities and stockholders’ equity	$102,612,474	$76,763,036

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

YUHE INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (UNAUDITED)
(Stated in US Dollars)

	For The Three Months Ended		For The Nine Months Ended
	September 30		September 30
	2010	2009	2010	2009

Net revenue	$21,443,626	$13,208,230	$45,679,174	$33,956,993

Cost of revenue	(12,787,081)	(8,042,920)	(28,999,187)	(21,926,699)

Gross profit	8,656,545	5,165,310	16,679,987	12,030,294

Operating Expenses
Selling	(239,504)	(113,776)	(552,019)	(315,372)
General and administrative expenses	(996,607)	(784,402)	(2,627,746)	(2,163,639)

Total operating expenses	(1,236,111)	(898,178)	(3,179,765)	(2,479,011)

Income from operations	7,420,434	4,267,132	13,500,222	9,551,283

Non-operating income (expenses)
Interest income	86	41	225	182
Other income (expenses)	7,032	(3,130)	15,116	1,531
(Loss) gain on disposal of fixed assets	1,857	(1,081)	1,681	26,697
Investment income	42	-	15,657	15,509
Interest expenses	(141,000)	(115,809)	(256,137)	(441,236)

Total other income (expenses)	(131,983)	(119,979)	(223,458)	(397,317)

Net income before income taxes	7,288,451	4,147,153	13,276,764	9,153,966
Income tax expenses	(991)	-	(6,921)	-

Net income	$7,287,460	$4,147,153	$13,269,843	$9,153,966

Other comprehensive income
Foreign currency translation	1,148,461	51,919	1,412,870	103,997
Comprehensive income	$8,435,921	$4,199,072	$14,682,713	$9,257,963

Earnings per share
Basic	$0.46	$0.26	$0.84	$0.58
Diluted	$0.45	$0.26	$0.82	$0.57

Weighted average shares outstanding
Basic	15,992,172	15,722,180	15,846,775	15,722,180
Diluted	16,199,491	15,931,379	16,094,677	15,931,379

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

YUHE INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Stated in US Dollars)

	For The Nine Months Ended
	Sept 30
	2010	2009
Cash flows from operating activities
Net income	$13,269,843	$9,153,966
Adjustments to reconcile net income to net cash used in operating activities:
Stock based compensation	545,093	545,127
Depreciation	1,747,501	1,556,610
Amortization	49,332	49,144
Capitalized interest in construction in progress	(457,511)	-
Loss (gain) on disposal of fixed assets	(1,681)	(26,697)
Changes in operating assets and liabilities:
Accounts receivable	(66)	(15)
Advances to suppliers	(112,179)	(868,859)
Prepaid expenses	-	(11,622)
Inventories	(2,635,593)	676,030
Deferred tax assets	6,921	-
Deferred expenses	-	51,488
Long term prepaid rent	169,775	-
Accounts payable	1,105,592	586,255
Other payable	(234,245)	464,785
Accrued expenses and payroll related liabilities	881,303	72,155
Advances from customers	1,772,915	533,066
Other taxes payable	(1,455)	9,223

Net cash provided by operating activities	16,105,545	12,790,656

Cash flows from investing activities
Deposit paid and acquisition of property, plant and equipment	(3,574,343)	(4,944,105)
Advance to notes receivable	(28,039)	(25,282)
Proceeds from disposal of fixed assets	5,868	27,778
Advance to related companies	-	944,874
Repayment of related companies	-	-
Proceeds from unlisted investments	301,088	-
Investment in direct financing lease	(23,822)	-

Net cash used in investing activities	(3,319,248)	(3,996,735)

Cash flows from financing activities
Proceeds from loan payable	293,410	-
Repayment of loan payable	(293,410)	-
Proceeds from related party payable	-	360,094
Repayment of related party payable	-	(570,506)

Net cash flows (used in) provided by financing activities:	-	(210,412)

YUHE INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Stated in US Dollars)

Effect of foreign currency translation on cash and cash equivalents	525,742	40,836

Net increase in cash	13,312,039	8,624,345

Cash- beginning of period	14,047,147	13,412,205

Cash- end of period	$27,359,186	$22,036,550

Cash paid during the period for:
Interest paid	$636,590	$1,011,194
Income taxes paid	$-	$-

Supplemental disclosure
Transfer from construction in progress to fixed assets	$2,681,233	$1,831,131
Transfer from advances to suppliers and deposit paid for acquisition of long term assets to fixed assets	$13,522,876	$-
Transfer from deposit paid for acquisition of long term assets to long term prepaid rent	$4,110,265	$-
Cashless exercise of 142,816 warrants	$87	$-
Issue 300,000 restricted shares for purchase of assets	$2,736,000	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of presentation

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

2.	Organization and Basis of Preparation of Financial Statements – continued

Bright Stand

On August 3, 2007, Bright Stand was incorporated with limited liability in the British Virgin Islands. On January 31, 2008, Bright Stand completed the acquisition of 100% common stock of Weifang Yuhe Poultry Co., Ltd., “PRC Yuhe,” and 43.75% of Weifang Taihong Feed Co., Ltd., “Taihong”. As a result, Bright Stand owned 100% of PRC Yuhe and owned 43.75% direct interest of Taihong and 56.25% indirect interest of Taihong through PRC Yuhe. PRC Yuhe and Taihong became the wholly-owned subsidiaries of Bright Stand.

PRC Yuhe

PRC Yuhe was established in Weifang, Shandong province of the People’s Republic of China, the “PRC”, as a limited liability company on March 8, 1996. PRC Yuhe is a supplier of day-old chicken raised for meat production, or broilers, in the People’s Republic of China.

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

4.	Inventories

Inventories consist of the following:

	September 30	December 31
	2010	2009

Raw materials	$6,318,889	$5,275,629
Work in progress	3,060,285	1,285,154
Finished goods	-	-

	$9,379,174	$6,560,783

5.	Plant and equipment, net

Plant and equipment consists of the following:

	September 30,	December 31,
	2010	2009

At cost
Buildings	$37,020,028	$19,071,808
Machinery	7,586,429	6,006,596
Motor vehicles	129,326	120,069
Furniture and equipment	113,589	102,154
	44,849,372	25,300,627
Less: accumulated depreciation	(5,553,206)	(3,716,677))
	39,296,166	21,583,950
Construction in progress	6,251,997	7,972,762
	$45,548,163	$29,556,712

During the three months ended September 30, 2010, depreciation expenses amounted to $623,967, of which $596,055 and $27,912 were recorded as cost of revenue and general and administrative expenses, respectively. During the nine months ended September 30, 2010, depreciation expenses amounted to $1,747,501, of which $1,656,569 and $90,932 were recorded as cost of revenue and general and administrative expenses, respectively.

During the three months ended September 30, 2009, depreciation expenses amounted to $529,145, among which $480,122 and $49,023 were recorded as cost of revenue and general and administrative expenses, respectively. During the nine months ended September 30, 2009, depreciation expenses amounted to $1,556,610, among which $1,404,526 and $152,084 were recorded as cost of revenue and general and administrative expenses, respectively.

5.	Plant and equipment, net-continued

Capitalized interest included in construction in progress totaled $87,288 and $123,021 for the three months ended September 30, 2010 and 2009, respectively.

Capitalized interest included in construction in progress totaled $457,511 and $425,079 for the nine months ended September 30, 2010 and 2009, respectively.

As of September 30, 2010 and December 31, 2009, buildings and machinery of the Company with net book value of $305,279 and $556,178, respectively, were pledged as collateral under certain loan arrangements.

6.	Deposits paid for acquisition of long term assets

Deposits paid consist of the following:

	September 30,	December 31,
	2010	2009

Deposit paid for purchase of buildings	$-	$12,139,473
Deposits paid for construction in progress	1,249,518	218,336
Deposits paid for purchase of equipment	3,705,955	3,724,804

Total Deposits paid for acquisition of long term assets	$4,955,473	$16,082,613

7.	Intangible assets, net

Intangible assets consist of the following:

	September 30,	December 31,
	2010	2009

Land use rights, at cost	$3,038,924	$2,977,098
Less: accumulated amortization	(178,501)	(125,687)

	$2,860,423	$2,851,411

As of September 30, 2010 and December 31, 2009, land use rights of the Company with net book value of $2,860,423 and $2,851,411, respectively, were pledged as collateral under certain loan arrangements.

During the three months ended September 30, 2010 and 2009, amortization expenses included in the cost of revenue were $16,400 and $16,385, respectively.

During the nine months ended September 30, 2010 and 2009, amortization expenses included in the cost of revenue were $49,200 and $49,144, respectively.

The estimated aggregate amortization expenses for the land use right for the five succeeding years are as follows:

Year
Remainder of 2010	$16,734
2011	66,938
2012	66,938
2013	66,938
2014	66,938
thereafter	2,575,937

$2,860,423

8.	Due to related companies

	September 30,	December 31,
	2010	2009

Others	$1,208	$1,208

The amount due to related company is unsecured, interest free, has no fixed repayment date and is used for working capital purposes.

9.	Loan from director

Loan from director totaled $298,592 (approximately Rmb 2,000,000) and $292,517 at September 30, 2010 and December 31, 2009, respectively, representing bank loan principal borrowed by a director on behalf of the Company.  The loan is due on November 26, 2011 and bears interest at 8.19% per annum.

10.	Other payable

	September 30,	December 31,
	2010	2009

Interest payable	$70,630	$69,193
Deposits received	103,171	471,344
Others	958,987	803,364

	$1,132,788	$1,343,901

Deposit received represent deposits collected from customers as security for non-payment.

Others represent apartment rental reimbursement to staff and insurance payable.

11.	Short-term loans

The short-term loans are denominated in Chinese Renminbi and are presented in US dollars as follows:

	September 30,	December 31,
	2010	2009

Loans from Hanting rural credit cooperative association, interest rate at 7.434% per annum, the loan is due on Jul 13, 2011	$298,592	$-

	$298,592	$-

12.	Long-term loans

The long-term loans are denominated in Chinese Renminbi and are presented in US dollars as follows:

	September 30,	December 31,
	2010	2009

Loans from Nansun Rural Credit, interest rate at 7.56% per annum, the various loans are due on Dec 10, 2011, Jan 26, 2013 and Mar 16, 2013	$8,659,172	$8,775,521
Loan from Shuangyang Rural Credit, interest rate at 9.83% per annum, due on Oct 13, 2010	970,424	950,682
Loan from Hanting Kaiyuan Rural Credit Cooperative, interest rate at 7.56% per annum, due on January 7, 2011	1,089,862	1,067,689

	10,719,458	10,793,892
Less: current portion of long-term loans	(2,060,286)	(9,433,686)

	$8,659,172	$1,360,206

12.	Long-term loans-continued

Future maturities of long-term loans as at the relevant period indicated are as follows:

September 30,
2011	$2,060,286
2012	298,592
2013	8,360,580

$10,719,458

13.	Accrued expenses and payroll related liabilities

	September 30,	December 31,
	2010	2009

Salary	$1,782,267	$1,254,780
Employee benefits	165,978	102,385
Others	-	224,185
Accrued expenses	1,354,817	784,784

	$3,303,062	$2,366,134

Payroll related liabilities represent accrued payroll and welfare benefits to employees.

14.	Income tax

The Company was incorporated in Nevada and is subject to U.S. income tax at the statutory tax rate of 34%.  No provision for income taxes have been made for the U.S. entity as it has a taxable loss for the three and nine months ended September 30, 2010 and 2009, respectively. The Company has accumulated net operating loss carry forward of $1,675,498 as of September 30, 2010. A full valuation allowance of $569,669 has been provided against the deferred tax asset as of September 30, 2010.

Bright Stand was incorporated in the British Virgin Islands and is not subject to income taxes under the current laws of the British Virgin Islands.

PRC Yuhe is operating in the PRC in accordance with the relevant tax laws and regulations of the PRC, and the general corporation income tax rate is 25%. However, as PRC Yuhe is an agricultural company, in accordance with the relevant regulations regarding tax exemption, it is exempt from corporate income tax as long as it is registered as an agricultural entity.

Taihong is operating in the PRC in accordance with the relevant tax laws and regulations of the PRC, and the corporate income tax rate for Taihong is 25%.

The Company uses the asset and liability method, where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes. Taihong has a net operating loss carry forward and temporary difference, which resulted in deferred tax assets of $5,912 and $5,180, respectively, as of September 30, 2010.

14.	Income tax – continued

The provision for income taxes consists of the following:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

PRC (current)	$-	$-	$-	$-
Deferred tax
Decrease (increase) in deferred tax asset	991	(6,221)	6,921	(5,986)
Change in valuation allowance	-	6,221	-	5,986
Income Tax Expenses	$991	$-	$6,921	$-

14.	Income tax - continued

Actual income tax expenses reported in the consolidated statements of income and comprehensive income differ from the amounts computed by applying the PRC statutory income tax rate of 25% to income before income taxes for the three and nine months ended September 30, 2010 and 2009, respectively, for the following reasons:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Income before income taxes	$7,288,451	$4,147,153	$13,276,764	$9,153,966

Computed ”expected” income tax expense at 25%	1,822,113	1,036,788	3,319,191	2,288,491
Tax effect on permanent differences	(682)	(37,025)	(43,696)	(83,950)
Parent company losses for which no benefit has been recognized	151,625	121,590	365,298	298,726
Effect of tax holiday	(1,972,065)	(1,121,353)	(3,633,872)	(2,503,267)

Income Tax Expenses	$991	$-	$6,921	$-

14.	Income tax - continued

The tax effects of temporary differences and carry forwards that give rise to significant portions of deferred tax assets as of September 30, 2010 and December 31, 2009, were as follows:

	September 30,	December 31,
	2010	2009

Deferred tax assets
Net operating loss carry forwards	$5,912	$12,691
Bad debt allowance	5,180	5,075
	11,092	17,766
Valuation Allowance	-	-
Total deferred tax assets	$11,092	$17,766

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

Through September 30, 2010, the management considered that the Company had no uncertain tax positions which affected its consolidated financial position and results of operations or cash flow, and will continue to evaluate for the uncertain position in future. There are no estimated interest costs and penalties provided in the Company’s financial statements for the three and nine months ended September 30, 2010 and 2009.

Cumulative undistributed earnings of foreign subsidiaries, for which no U.S. income or foreign withholding taxes have been recorded, approximated $31 million at September 30, 2010.  As the company intends to indefinitely reinvest all such earnings, no provision has been made for income taxes that may become payable upon distribution of such earnings as allowed under ASC 740.30, “Accounting for Income Taxes-Other considerations or special areas”.

15	Fair value of financial instruments

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

(a)  Common Stock

Total common stock issued and outstanding of the Company as at September 30, 2010 and December 31, 2009 was 16,109,563 and 15,722,180 shares, respectively.

On August 6, 2010, the Company issued 300,000 restricted common shares to Mr. Jiang Zhaolin, the controlling shareholder of Haicheng Songsen, as consideration for providing PRC Yuhe with certain services related to completion and closing of the transaction of acquiring five breeder farms.

(b)  Warrants

On March 18, 2010, the Company issued 87,383 of common shares to WLT Brothers Capital, Inc as a result of its cashless exercise of 142,816 warrants.  There are no warrants outstanding as at September 30, 2010.

17.	Stock options

As at September 30, 2010, the total number of stock options outstanding was 383,151 shares.  The Company recognizes compensation expense, net of estimated forfeitures, over the requisite service period, which is the period during which the grantee is required to provide services in exchange for the award.  The Company has elected to recognize compensation cost for awards with only a service condition that has a graded vesting schedule on a straight-line basis over the requisite service period for the entire award.

The Company uses the Black-Scholes option pricing model to calculate the grant-date fair value of an award, with the following assumptions: no dividend yield, expected volatility of 109.40%, and a risk-free interest rate of 3.00%. In determining volatility of the Company’s options, the Company used the average volatility of the Company’s stock. Fair value per the Black-Scholes model is $2,186,499. In accordance with FASB ASC 718, the Company has recorded stock-based compensation expense during the three and nine months ended September 30, 2010, of $181,706 and $545,093, respectively, in connection with the issuance of this option. Stock-based compensation expense during the three and nine months ended September 30, 2009 totaled $181,706 and $545,127, respectively.

The weighted average grant date fair value of options granted was $5.71 per share.  The weighted average exercise price of these options was $3.708 per share.  The total number of stock options outstanding as at September 30, 2010 and December 31, 2009 was 383,151 shares.

 Following is a summary of the status of options outstanding at September 30, 2010:

	Options outstanding			Options exercisable
Exercise price	Number outstanding	Weighted average remaining contractual life (years)	Weighted Average Exercise price	Number exercisable	Weighted average remaining contractual life (years)	Weighted Average Exercise price

$3.708	383,151	2.70	$3.708	293,877	2.70	$3.708

18.	Earnings per share

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

	For The Three Months Ended		For The Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Net income attributable to the common stockholders	$7,287,460	$4,147,153	$13,269,843	$9,153,966

Weighted average outstanding shares of common stock	15,992,172	15,722,180	15,846,775	15,722,180
Dilutive effect of options, warrants, and contingently issuable shares	207,319	209,199	247,902	209,199
Common stock and common stock equivalents	16,199,491	15,931,379	16,094,677	15,931,379

Earnings per share:
Basic	$0.46	$0.26	$0.84	$0.58
Diluted	$0.45	$0.26	$0.82	$0.57

19.	Significant concentrations and risk

(a)  Customer Concentrations

The Company has the following concentrations of business with each customer constituting greater than 10% of the Company’s gross sales:

	For The Three Months Ended		For The Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Wei Yunchao	10.60%	11.21%	11.73%	10.60%
Wang Jianbo	*	*	11.13%	*

* Constitutes less than 10% of the Company’s gross sales.

The Company has not experienced any significant difficulty in collecting its accounts receivable in the past and is not aware of any financial difficulties being experienced by its major customers.

The Company has the following concentrations of business with each supplier constituting greater than 10% of the Company’s purchase:

	For The Three Months Ended		For The Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Jiang Zhaolin	17.71%	*	11.52%	*
Wang Jianbo	*	16.58%	10.27%	10.86%
Gao Ping	*	16.70%	*	*

* Constitutes less than 10% of the Company’s purchase.

19.	Significant concentrations and risk – continued

(b)  Credit Risk

Financial instruments that potentially subject the Company to significant concentration of credit risk consist primarily of cash and cash equivalents.  As of September 30, 2010, substantially all of the Company’s cash and cash equivalents were held by major financial institutions located in the PRC, which management believes are of high credit quality.

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

Reportable Segments

	For The Three Months Ended September 30, 2010			For The Three Months Ended September 30, 2009			For The Three Months Ended September 30,
	Production of chicks	Production of feed	Corporate	Production of chicks	Production of feed	Corporate	Total
							2010	2009
External revenue	$21,412,702	$30,924	$-	$13,138,790	$69,440	$-	$21,443,626	$13,208,230
Intersegment revenue	$-	$2,536,866	$-	$-	$2,591,096	$-	$2,536,866	$2,591,096
Interest income	$86	$-	$-	$40	$1	$-	$86	$41
Interest expense	$-	$(141,000)	$-	$-	$(115,809)	$-	$(141,000)	$(115,809)
Depreciation and amortization	$(615,473)	$(25,026)	$-	$(513,319)	$(32,211)	$-	$(640,499)	$(545,530)
Net profit/(loss) after tax	$7,888,251	$5,703	$(606,494)	$4,485,409	$148,103	$(486,359)	$7,287,460	$4,147,153

Expenditures for long-lived assets	$3,135,461	$-	$-	$-	$-	$-	$3,135,461	$-

Note: Intersegment revenue of $2,536,866 was eliminated in consolidation.

20.	Business and geographical segments - continued

	For The Nine Months Ended September 30, 2010			For The Nine Months Ended September 30, 2009			For The Nine Months Ended September 30,
	Production of chicks	Production of feed	Corporate	Production of chicks	Production of feed	Corporate	Total
							2010	2009
External revenue	$45,534,308	$144,866	$-	$33,740,804	$216,189	$-	$45,679,174	$33,956,993
Intersegment revenue	$-	$6,324,085	$-	$-	$7,181,507	$-	$6,324,085	$7,181,507
Interest income	$225	$-	$-	$174	$8	$-	$225	$182
Interest expense	$-	$(256,137)	$-	$(115,400)	$(325,836)	$-	$(256,137)	$(441,236)
Depreciation and amortization	$(1,712,199)	$(84,633)	$-	$(1,509,106)	$(96,648)	$-	$(1,796,832)	$(1,605,754)
Net profit/(loss) after tax	$14,535,486	$195,546	$(1,461,189)	$10,013,067	$335,797	$(1,194,898)	$13,269,843	$9,153,966

Expenditures for long-lived assets	$3,574,343	$-	$-	$4,804,393	$69,490	$-	$3,574,343	$4,873,883

Note: Intersegment revenue of $6,324,085 was eliminated in consolidation.

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

Remainder as of September 30, 2010

2010	$17,916
2011	71,662
2012	71,662
2013	71,662
2014	71,662
Thereafter	1,285,541

Total minimum lease payments	$1,590,105

During the three months ended September 30, 2010 and 2009, rental expenses were $59,015 and $28,618, respectively.

During the nine months ended September 30, 2010 and 2009, rental expenses were $166,028 and $85,836, respectively.

21.	Commitments and contingencies - continued

The Company entered into various breeder farm acquisition and construction contracts; the following is a summary of the commitments as of September 30, 2010:

	Total Consideration	Total Amount Paid as of September 30, 2010	Remaining Balance as of September 30, 2010	Expected Date of Payment	Starting Date of Project	Date / Expected Date of Completion	Notes

Acquisition of 13 Breeder Farms	$15,507,383	$12,391,574	$3,115,809	End of December 2010	Acquired on December 24, 2009	End of December 2010	Expected to spend $2.49m for renovation
Acquisition of 5 Breeder Farms	3,172,921	2,426,440	746,481	End of July 2010	July 14,2010	End of December 2010	-

Equipment foundation, installation and construction for Hatchery No. 3	593,750	160,000	433,750	Within three months upon completion	July 15,2010	October 31, 2010	-
Total	$19,274,054	$14,978,014	$4,296,040

21.	Commitments and contingencies - continued

Equipment foundation, installation and construction for Hatchery No.3

On July 15, 2010, PRC Yuhe entered into a construction agreement with a contractor to build the infrastructure and equipment installation project for its hatchery farm No. 3 for a total consideration of $593,750, approximately equivalent to RMB3.98 million. Construction has started and the Company has paid $160,000, approximately equivalent to RMB1.07 million. The residual scheduled payment is $433,750, approximately equivalent to RMB 2.9 million, and is scheduled to be paid three months after completion of construction.

Acquisition of 13 Breeder Farms

On December 24, 2009, PRC Yuhe entered into an agreement to purchase thirteen breeder farms at a total consideration of $15,507,383, approximately equivalent to RMB 103,870,000.  As of September 30, 2010, PRC Yuhe has paid 80% of the total consideration, or $12,391,574, approximately equivalent to RMB 83,000,000. The remaining balance of $3,115,809, approximately equivalent to RMB 20,870,000, is expected to be paid by the end of December 2010. The farms cover a total area of 37 hectares (560 mu), for which PRC Yuhe acquired all the ground buildings as well as the land use rights for 36 years. The purchase price also includes in-house breeding facilities which supply feed, water and air to the parent breeders.

Purchase of Land Use Right and Construction of Breeding Farm

On December 26, 2009, PRC Yuhe entered into an agreement to purchase land use right and buildings on this land for a total consideration of $2,937,000, approximately equivalent to RMB 20,000,000. The land use right is for 50 years.  As of September 30, 2010, full payment had already been made. PRC Yuhe plans to build a breeding farm on this piece of land, and construction contract had not been entered into as of September 30, 2010.

Acquisition of 5 Breeder Farms

On July 14, 2010, PRC Yuhe entered into an asset purchase agreement, or the “Purchase Agreement”, with Liaoning Haicheng Songsen Stock Farming and Feed Co., Ltd., or “Haicheng Songsen”, and Mr. Jiang Zhaolin, the controlling shareholder of Haicheng Songsen, collectively, the “Seller”. Neither Haicheng Songsen nor Mr. Jiang Zhaolin is affiliated with the Company.

Pursuant to the Purchase Agreement, the Seller agreed to sell to PRC Yuhe certain assets of Haicheng Songsen, including five breeder farms with a total area of approximately 52 acres and total building coverage of approximately 680,000 square feet in Haicheng, Liaoning Province, China, for a purchase price of $3,172,921, equivalent to RMB 21,252,540, or the “Transaction”.  As of September 30, 2010, PRC Yuhe paid $2,426,440, approximately equivalent to RMB 16,252,540. The remaining balance of $746,481, equivalent to approximately RMB 5,000,000, is expected to be paid by the end of August 2011. Concurrent with the Transaction, the Company issued 300,000 restricted shares of its common stock to Mr. Jiang Zhaolin pursuant to a service agreement (the “Service Agreement”) between PRC Yuhe and Mr. Jiang Zhaolin. Pursuant to the Service Agreement, Mr. Jiang Zhaolin agreed to provide PRC Yuhe with certain services related to completion and closing of the Transaction in consideration for certain number of restricted shares of common stock of the Company calculated at a price of $10.00 per share with total consideration equal to approximately RMB 20 million.  On the issuance date, the 300,000 restricted shares was effectively issued based on the closing sale price of $9.12 on that day.

22.	Equipment Leasing and Rental Arrangement

On November 11, 2008, PRC Yuhe entered into equipment leasing agreement and property rental agreement, collectively, the “Agreements”, with Shandong Nongbiao Purina Feed Co., Ltd., “Shandong Nongbiao Purina”.Shandong Nongbiao Purina will construct a feed production facility on a property leased from PRC Yuhe and become the exclusive feed supplier for PRC Yuhe. Pursuant to the terms and conditions of the Agreements, Shandong Nongbiao Purina will lease certain equipment for feed production from, and install them at the premises owned by PRC Yuhe. The lease term for both the equipment leasing agreement and property rental agreement is 10 years. After completion of the feed production facility, the lease term commenced in July 2009 when the production began.  Shandong Nongbiao Purina shall pay to PRC Yuhe an annual rental payment for the leased land, premises and facilities of $223,944, approximately equivalent to RMB 1,500,000. The rent payable by Shandong Nongbiao Purina under the rental agreement will be offset against the prepaid equipment rental costs of $1,492,961, approximately equivalent to RMB 10,000,000.  As at September 30, 2010, Shandong Nongbiao Purina advanced $738,547, approximately equivalent to RMB 4,946,860, to PRC Yuhe as rental payment and was recorded as advances from customers.

In connection with the execution of the Agreements, Shandong Yuhe Food Group Co., Ltd., “Yuhe Group”, a PRC company based in Shandong Province, would be the guarantor of PRC Yuhe for $658,000, approximately equivalent to RMB 4,500,000, for the first five years and for $439,000, approximately equivalent to RMB 3,000,000, for the next five years. No guarantee fee is required according to the above Agreements.

The leasing arrangement with Purina is accounted for as operating lease with the exception of the lease of equipment.  The equipment leased to Purina are accounted for as direct financing lease because the equipment has an economic useful life of 10 years and the term of the equipment lease is for 10 years.

The following lists the components of the investment in direct financing as of September 30, 2010 and December 31, 2009, respectively:

	September 30,	December 31,
	2010	2009
Minimum lease payments receivable	$556,219	$544,903

Less: Unearned income	(141,287)	(162,161)

Investment in direct financing lease	$414,932	$382,742

22.	Equipment Leasing and Rental Arrangement – continued

As of September 30, 2010, future minimum lease payments to be received for each of the five succeeding fiscal years are as follows: $0 in 2010 to 2013 and $26,143 in 2014.  There were no minimum lease payments to be received in 2010 to 2013 because Purina has advanced $562,830 for equipment rental as of September 30, 2010.

There are no contingent rentals included in income for the three and nine months ended September 30, 2010 and 2009.

23.	Subsequent Event

On October 11, 2010, Mr. Kunio Yamamoto (the "Transferor"), the beneficial owner of 7,654,817 shares of common stock of Yuhe International, Inc. (the "Company"), entered into an agreement (the "Agreement") for a transfer of 7,222,290 shares of the Company's common stock (the "Transfer Shares") to Mr. Gao Zhentao (the "Transferee"), the chief executive officer of the Company, pursuant to a general, verbal and informal understanding between the Transferor and the Transferee at the time of execution of a share transfer agreement between Bright Stand International Co., Ltd. and all the then existing shareholders of Weifang Yuhe Poultry Co. Ltd. on October 18, 2007. Based on that understanding, all or part of the shares of the Company's common stock issued to the Transferor would be transferred to the Transferee in consideration of the Transferee's commitment to management of the Company's business operations and future achievement of the financial targets as set forth in a Make Good Agreement dated March 12, 2008. Consequently, on October 11, 2010, the Transferor agreed to transfer the Transfer Shares, representing approximately 44.8% of the issued and outstanding common stock of the Company at that time, to the Transferee in a private transaction intended to be exempt from registration under the Securities Act of 1933, as amended. On the same day, the Transferor also transferred an aggregate of 432,527 shares of the Company's common stock to six individuals who had issued personal loans to the Transferor in December 2007 as well as to designees of these lenders, pursuant to the exercise by these lenders of warrants for the Company's common stock. The Transferor issued the warrants to these lenders at the time of such loans in December 2007 in consideration of their providing personal loans to the Transferor. The transfers were completed on October 13, 2010.

On November 2, 2010, the Company completed a public offering of 4,140,000 shares of common stock at a price of $7.00 per share, including the exercise of the over-allotment option by the underwriters. After the public offering, the Company received aggregate net proceeds of approximately $27.5 million, and paid approximately $1.4 million to the underwriters as underwriting discounts and commissions. The Company intends to use the net proceeds from this offering for future acquisitions, capital expenditures and general corporate and working capital purposes.  The public offering was made pursuant to a shelf registration statement on Form S-3 (File No. 333-167246), which was filed with the Securities and Exchange Commission on June 2, 2010, as amended, and became effective June 23, 2010. Under the shelf registration statement, the Company may, from time to time, sell up to $40,000,000 of its common stock.

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

The following is a discussion of the Company’s results of operations for the three months ended September 30, 2010 compared to the three months ended September 30, 2009.

Three Months Ended September 30, 2010 Compared to Three Months Ended September 30, 2009

	For the three months ended September 30, 2010		For the three months ended September 30, 2009		Increase/decrease
	Amounts	% of net revenue	Amounts	% of net revenue	Amounts	%
	(amounts in U.S. dollars, except percentages)
Sales revenue	$21,443,626	100.00%	$13,208,230	100.00%	$8,235,396	62.35%
Cost of revenue	12,787,081	59.63%	8,042,920	60.89%	4,744,162	58.99%
Gross profit	8,656,545	40.37%	5,165,310	39.11%	3,491,234	67.59%
Selling expenses	239,504	1.12%	113,776	0.86%	125,728	110.50%
General and administrative expenses	996,607	4.65%	784,402	5.94%	212,205	27.05%
Operating income	7,420,434	34.60%	4,267,132	32.31%	3,153,302	73.90%
Interest income	86	0.00%	41	0.00%	45	109.00%
Other (expense) income	7,032	0.03%	(3,130)	-0.02%	10,162	324.66%
Gain(loss) on disposal of fixed assets	1,857	0.01%	(1,081)	-0.01%	2,938	271.74%
Investment income	42	0.00%
Interest expenses	141,000	0.66%	115,809	0.88%	25,191	-21.75%
Income tax expenses	991	0.00%	-	-	991	-
Net income	$7,287,460	33.98%	$4,147,153	31.40%	$3,140,307	75.72%

The Company has consolidated the results of PRC Yuhe and Taihong into its Consolidated Financial Statements from January 1, 2010 to September 30, 2010 and January 1, 2009 to September 30, 2009.

Net revenue. Sales revenue amounted to $21.44 million for the three months ended September 30, 2010, increased by $8.23 million, or 62%, from $13.21 million for the three months ended September 30, 2009. The revenue increase was driven by the increase in sales volume of the Company’s day-old broilers by 10.27 million birds, or 34%, from 30.07 million birds in the three months ended September 30, 2009 to 40.34 million birds in the same period in 2010. The increase in sales volume of the broilers was a result of capacity expansion in the first three quarters of fiscal year 2010, as well as the increase in average unit selling price of broilers by RMB 0.43, or 15%, from RMB 2.85 per bird for the three months ended September 30, 2009 to RMB 3.28 per bird for the three months ended on September 30, 2010. The increase in the average unit selling price was due to the increase in the corn price, which subsequently drove up the day-old broiler price. The revenue increase of $1.28 million in retired parent breeders and by-products also contributed to the growth of sales revenue.
For the breakdown of the total revenue, $19.48 million, or 90.84% of total sales, came from day-old broilers sales; $1.64 million, or 7.64% of the total sales, came from the sales of retired parent broilers, which contributed a gross income of $0.45 million for the three months ended September 30, 2010; $0.14 million, or 0.67% of total sales, came from sales of non-fecundated eggs; $0.15 million, or 0.71% of total sales, came from chicken dung and other business; and $30,925, or 0.14% of total sales, came from external feed sales of Taihong.

Cost of revenues. The Company’s cost of revenues increased by $4.74 million, or 59%, to $12.78 million for the three months ended September 30, 2010 from $8.04 million for the three months ended September 30, 2009. The increase in the cost of revenues was mainly driven by the increase in the sales volume of day-old broilers, and by an increase in unit cost of the broilers.  The average unit cost of day-old broilers increased by 13% from RMB 1.74 for the three months ended September 30, 2009 to RMB 1.97 for the three months ended September 30, 2010. The average unit cost increase in day-old broilers is attributed to the increased feed cost driven by higher corn prices, as well as the increased cost of external eggs at RMB 1.38 per egg for this quarter compared to RMB 1.12 per egg for the same quarter in 2009. As a percentage of net revenues, the cost of revenues decreased by 1.26%, from 60.89% for the three months ended September 30, 2009 to 59.63% for the three months ended September 30, 2010.

Gross profit. The Company’s gross profit increased by $3.49 million, or 68%, to $8.66 million for the three months ended September 30, 2010 from $5.17 million for the three months ended September 30, 2009. Gross margin as a percentage of net revenues was 40.37% for the three months ended September 30, 2010, as compared to 39.11% for the three months ended September 30, 2009. The increase was mainly because of the reasons discussed above.

General and administrative expenses. The general and administrative expenses increased by $0.21 million, or 27.05%, to $0.99 million for the three months ended September 30, 2010 from $0.78 million for the three months ended September 30, 2009. The increase in general and administrative expenses was mainly due to the increased legal and compliance expenses related to our compliance responsibility as a public company and increased directors and officers liability insurance, including the increase of $0.13 million in our S-3 filing expenses, and increase of $0.04 million in the additional SOX compliance advisory fees~~.~~

The general and administrative expenses comprised mainly of public company related expenses of $0.61 million~~,~~ (including stock based compensation of $183,706 representing 61% of the total general and administrative expenses; human resources and related expenses of $0.15 million, representing 15% of the total general and administrative expenses; transportation costs of $0.05 million, representing 5% of the total general and administrative expenses; facilities and utility expenses of $0.08 million, representing 8% of the total general and administrative expense; travel and administrative expenses of $0.06 million, representing 6% of the total general and administrative expenses.

Selling Expenses. The Company’s selling expenses increased by $0.13 million, or 111%, to $0.24 million for the three months ended September 30, 2010 from $0.11 million for the same period in 2009. Selling expenses comprised mainly of packaging and transportation expenses of $195,082, representing 81% of the total selling expenses; human resources and related expenses of $15,239, representing 6% of the total selling expenses; and travel, office expenses and advertising expenses of $20,158, representing 8% of the total selling expense. The increase in selling expenses was primarily due to the increase in packaging and transportation expenses as a result of the increased sales volume. The increase in packaging cost was due to higher unit cost of the packaging boxes, which rose RMB 0.39 per box, or 13%, to RMB 3.33 per box, compared to RMB 2.94 per box in the same quarter of 2009. In addition, the portion of packaging boxes provided by the Company increased by 47% from 50% in the same quarter of last year to 74% for the three months ended September 30, 2010.  As a percentage of net revenue, selling expenses increased by 0.26%, from 0.86% for the three months ended September 30, 2009, to 1.12% for the three months ended September 30, 2010.

Interest expenses. Interest expenses increased by $25,191 to $141,000 for the three months ended September 30, 2010 from $115,809 for the same period in 2009. The increase in interest expenses was attributed to the fact that more financing interests were capitalized in construction in progress in the third quarter of fiscal 2009 than in the same period of 2010. Capitalized interest for the three months ended September 30, 2010 and 2009 was $87,288 and $123,021, respectively. If the interest was not capitalized, interest expenses on bank loans would have been $228,288 and $238,830 for the three months ended September 30, 2010 and 2009, respectively. This year -over -year decrease was mainly due to the interest rate decrease in the third quarter of 2010.

Net profit. Net profit increased by $3.14 million, or 76%, to $7.29 million for the three months ended September 30, 2010 from $4.15 million for the three months ended September 30, 2009, as a result of the factors described above.

Nine Months Ended September 30, 2010 Compared to Nine Months Ended September 30, 2009

	For the three months ended September 30, 2010		For the three months ended September 30, 2009		Increase/decrease
	Amounts	% of net revenue	Amounts	% of net revenue	Amounts	%
	(amounts in U.S. dollars, except percentages)
Sales revenue	$45,679,174	100.00%	$33,956,993	100.00%	$11,722,181	34.52%
Costs of revenue	28,999,187	63.48%	21,926,699	64.57%	7,072,488	32.26%
Gross profit	16,679,987	36.52%	12,030,294	35.43%	4,649,693	38.65%

Selling expenses	552,019	1.21%	315,372	0.93%	236,647	75.04%
General and administrative expenses	2,627,746	5.75%	2,163,639	6.37%	464,107	21.45%
Operating income	13,500,222	29.55%	9,551,283	28.13%	3,948,939	41.34%
Interest income	225	0.00%	182	0.00%	43	23.63%
Other income (expense)	15,116	0.03%	1,531	0.00%	13,585	887.33%
Gain(loss) on disposal of fixed assets	1,681	0.00%	26,697	0.08%	(25,016)	-93.70%
Investment income	15,657	0.03%	15,509	0.05%	148	0.95%
Interest expenses	256,137	0.56%	441,236	1.30%	(185,099)	-41.95%
Income tax expenses	6,921	0.02%	-	-	6,921	-
Net income	$13,269,843	29.05%	$9,153,966	26.96%	$4,115,877	44.96%

The Company has consolidated the results of PRC Yuhe and Taihong into its Consolidated Financial Statements from January 1, 2010 to September 30, 2010 and January 1, 2009 to September 30, 2009.

Net revenue. Sales revenue amounted to $45.68 million for the nine months ended September 30, 2010, increased by $11.72 million, or 35%, from $33.96 million for the nine months ended September 30, 2009. The revenue increase was driven by the increase in sales volume of the Company’s day-old broilers by 21.6 million birds, or 27%, from 78.9 million birds in 2009 to 100.5 million birds in 2010, for the nine-month period ended on September 30. In addition, the increase of unit selling price contributed to the growth of net revenue. The average selling price of day-old broilers increased by 5% from RMB 2.74 per bird for the nine months ended September 30, 2009 to RMB 2.88 per bird for the nine months ended September 30, 2010. The increased unit selling price reflected the cost pass-through to customers of higher cost of corn and other raw materials.

For the breakdown of the total revenue, $42.45 million, or 92.92% of the total sales, came from day -old broilers sales; $2.42 million, or 5.29% of the total sales, came from the sale of the retired parent breeders, which contributed a gross income of $775,445 for the nine-month period; $0.33 million, or 0.73% of the total sales, came from sales of non-fecundated eggs; $0.34 million, or 0.74% of the total sales, came from chicken dung and other business; and $0.14 million, or 0.32% of the total sales, came from external feed sales of Taihong.

Cost of revenues. The Company’s cost of revenues increased by $7.1 million, or 32.3%, to $29 million for the nine months ended September 30, 2010 from $21.9 million for the nine months ended September 30, 2009. The increase in the cost of revenues was mainly driven by the increase in sales volume of day-old broilers and the increased average unit cost per bird. The average unit cost per bird increased by RMB 0.10, or 6%, from RMB 1.77 per bird in 2009 to RMB 1.87 per bird in 2010 for the nine months ended September 30. The increase in the average unit cost per bird was driven by the higher cost of corn and other raw materials in the nine months ended September 30, 2010. For the nine months ended September 30, 2010, cost of corn increased to RMB 2 per kilogram from RMB 1.66 per kilogram in the same period of 2009, and the unit cost per external egg increased to RMB 1.2 for the nine months ended September 30, 2010 from RMB 1.1 for the same period of 2009. The percentage of cost of revenues in the net revenues decreased by 1.09%, from 64.57% for the nine months ended September 30, 2009, to 63.48% for the nine months ended September 30, 2010.

Gross profit. The Company’s gross profit increased by $4.7 million, or 38.7%, to $16.7 million for the nine months ended September 30, 2010, from $12 million for the nine months ended September 30, 2009.  Gross profit as a percentage of net revenues was 36.52% for the nine months ended September 30, 2010, as compared to 35.43% for the nine months ended September 30, 2009.

General and administrative expenses. The general and administrative expenses increased by $0.47 million, or 21%, to $2.63 million for the nine months ended September 30, 2010, from $2.16 million for the nine months ended September 30, 2009. The increase in general and administrative expenses was mainly due to the increase of certain public company related expenses by $0.27 million for the nine months ended September 30, 2010. The general and administrative expenses comprised mainly of public company related expenses of $1.46 million, representing 56% of the total general and administrative expenses~~,~~; human resources and related expenses of $0.39 million, representing 15% of the total general and administrative expenses~~,~~; transportation costs of $0.10 million, representing 4% of the total general and administrative expenses; facilities and utility expenses of $0.24 million, representing 9% of the total general and administrative expense~~,~~; auditing and advisory expenses of $0.16 million, representing 6% of the total general and administrative expense, and travel and administrative expenses of $0.11 million, representing 4% of the total general and administrative expenses.

Selling Expenses. The Company’s selling expenses increased by $236,647, or 75%, to $552,019 for the nine months ended September 30, 2010 from $315,372 for the same period of 2009. Selling expenses comprised mainly of packaging and transportation expenses of $432,990, representing 78% of the total selling expenses; human resources and related expenses of $43,936, representing 8% of the total selling expenses; and travel and office expenses of $53,923, representing 10% of the total selling expense. The increase in selling expenses was primarily due to the increase in sales volume and the increase in packaging cost. The increase in packaging cost was due to higher unit cost of the packaging boxes that rose by RMB 0.16, or 5%, to RMB 3.29 per box in the nine months ended September 30, 2010, compared to RMB 3.13 per box in the same period of 2009. In addition, the portion of packaging boxes provided by the Company increased to 66% in the nine months ended September 30, 2010 from 49% in the same period in 2009, up 35% in volume. As a percentage of net revenues, selling expenses increased by 0.28%, to 1.21% for the nine months ended September 30, 2010 from 0.93% for the same period of 2009.

Interest expenses. Interest expenses decreased by $185,099, or 42%, to $256,137 for the nine months ended September 30, 2010 from $441,236 for the nine months ended September 30, 2009. Excluding capitalized interest, interest expenses on bank loans would have been $713,648 for the nine months ended September 30, 2010 and $866,315 for the nine months ended September 30, 2009. This decrease in interest expenses of $152,667 was due to the lower interest rate of 7.56% for the nine months ended September 30, 2010, compared with the varying interest rates between 8.64% and 13.82% for the same period of 2009.

Net profit. Net profit increased by $4.12 million, or 45%, to $13.27 million for the nine months ended September 30, 2010 from $9.15 million for the nine months ended September 30, 2009, as a result of the factors described above.

Liquidity and Capital Resources

The Company expects that its strong working capital of $16.41 million and positive cash flow of $16.11 million generated from operating activities as of September 30, 2010 will meet its working capital requirements sufficiently for the next 12 months from the date of this report. In the first quarter of fiscal year 2010, the Company renewed seven bank loans for a total amount of $8.36 million, with the expected expiry dates in the calendar year of 2013.

The Company has entered into a fixed annual interest rate agreement on these bank loans at a reduced rate of 7.56%, compared to the previous variable interest rates ranging from 8.64% and 13.82% .

On May 17, 2010, the Company paid off a bank loan by the amount of $298,592(RMB 2,000,000). On July 14, 2010, the Company borrowed a short term loan in the amount of $298,592 (RMB 2,000,000) at a rate of 7.43%. The outstanding bank loan balance was approximately $11.02 million as of September 30, 2010. Under the renewed terms of the bank loans, the Company’s average bank loan interest rate will be reduced from 10.8% to 7.8%. The Company expects to reduce interest expense prior to any capitalized interest from approximately $1.2 million per annum, or approximately RMB 8.2 million, to $0.85 million per annum, or approximately RMB 5.8 million.

General

As of September 30, 2010, the Company had cash and cash equivalents of approximately $27.36 million. The following table provides detailed information about the Company’s net cash flow for the nine months ended September 30, 2010.

Nine months ended
September 30, 2010
Net cash provided by operating activities	$16,105,545
Net cash used in investing activities	(3,319,248)

Net cash used in financing activities	-
Effect of foreign currency translation on cash	525,742
Net cash inflow	13,312,039
Cash at beginning of period	14,047,147
Cash at end of period	$27,359,186

Operating Activities. Net cash provided by operating activities was $16.11 million for the nine months ended September 30, 2010. Net cash provided by operating activities was primarily attributable from the net income of $13.27 million, an increase of $1.11 million of accounts payables, an increase of $1.77 million of advances from customers, a decrease of $0.17 million of long term prepaid rent, an increase of $0.88 million of accrued expenses and payroll related liabilities and non cash adjustment for depreciation and amortization of $1.80 million, non cash compensation of $0.55 million, primarily deducted by an increase of $2.64 million of inventories, an increase of $0.11 million of advance to suppliers, a decrease of $0.23 million of other payables, and capitalized interest in construction in progress of $0.46 million.

Investing Activities. Net cash used in investing activities for the nine months ended September 30, 2010 was $3.32 million. It comprised of capital expenditure of $3.57 million related to the construction of breeder farms and equipment purchase, advance to notes receivables of $0.03 million, increased investment of $0.02 million in direct financing lease and proceeds from unlisted investments of $0.30 million for the nine months ended September 30, 2010. The following is a summary of the $3.57 million cash spent on capital expenditure:

Nine Months ended
September 30, 2010
Deposits paid for construction of breeding farm	$366,635
Deposits paid for purchase of property, plant and equipment	3,118,750
Purchase of equipment	88,958
Total deposit paid and acquisition of property, plant and equipment	$3,574,343

Financing Activities. Net cash used in financing activities for the nine months ended September 30, 2010 was $0. Net cash used in financing activities was attributed to the repayment of loans payables of $293,410 and  proceeds from loan payable of $293,410.

Loan Facilities

 As at September 30, 2010, maturities of the Company’s bank loans are as follows:

As of September 30,
1 year	2,358,878
2 years	298,592
3 years	8,360,580
$11,018,050

All amounts, other than percentages, are in U.S. dollars

Type	Contracting Party	Valid period	Duration	Amount

Bank loan	Hanting Kaiyuan Rural Credit Cooperative	January 8, 2009-Jan 7, 2011	24 months	$1,089,861
Bank loan	Nansun Rural Credit	Mar 19, 2010-Mar 16, 2013	36 months	4,926,771
Bank loan	Nansun Rural Credit	Dec 11, 2009- Dec 10 2011	24 months	298,592
Bank loan	Nansun Rural Credit	Jan 29, 2010-Jan 26, 2013	36 months	3,433,810
Bank loan	Shuangyang Rural Credit	Oct 13,2008 -Oct 13, 2010	24 months	970,424
Bank loan	Hanting rural credit cooperative association	Jul 14, 2010-Jul 13, 2011	12 months	298,592
Total				$11,018,050

The Company has ten loan facilities from three institutional lenders. The following are the material terms of such bank loans:

 Loan from Hanting Kaiyuan Rural Credit Cooperative:
On January 8, 2009, PRC Yuhe renewed the loan agreement with Hanting Kaiyuan Rural Credit Cooperative. Pursuant to the loan agreement, Hanting Kaiyuan Rural Credit Cooperative loaned PRC Yuhe $1,089,861 at an interest rate of 7.56% per annum. PRC Yuhe is obligated under such loan agreement to pay interest monthly and repay the loan on its maturity date of January 7, 2011. The loan is secured by the plant and equipment of PRC Yuhe with a net book value of $305,279 as of September 30, 2010.

Loans from Nansun Rural Credit:
PRC Yuhe renewed four loan agreements with Nansun Rural Credit on March 19, 2010.  The interest rate of the renewed loan agreements is 7.56% per annum, reduced from the original interest rate of 13.82% due to government policy support. The total amount of these four bank loans is $4,926,771.
Three other loans with an aggregate outstanding balance of $3,433,810 from Nansun Rural Credit have an interest rate reduced from 8.64% to 7.56% due to the interest rate adjustment by the PRC government.

The other bank loan from Nansun Rural Credit with an outstanding balance of $298,592 was entered into in December 2009 with an interest rate of 7.56% per annum.

All loans are secured by the land use right and building of PRC Yuhe and Taihong with a net book value of $2,535,636 as of September 30, 2010.

Loan from Shuangyang Rural Credit:
Taihong renewed the loan agreements with Shuangyang Rural Credit on October 13 2008, amounting to $970,424. The interest rate on the loans is 9.83% per annum. Taihong is obligated under such loan agreements to pay interest monthly and repay the loans on their maturity date of October 13, 2010. The loans are secured by the land use right with a net book value of $324,787 as of September 30, 2010.

Due to related companies:
As of September 30, 2010, the Company has $1,208 due to Halter Financial Investments LP.  The amounts due to this related company are unsecured, interest free and have no fixed repayment date.  These loans are used for working capital purposes.

Obligations Under Material Contracts

Below is a table setting forth the Company’s material contractual obligations as of September 30, 2010:

	Payment due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Long-Term Debt Obligations	$11,018,050	$2,358,878	$8,659,172	$-	$-
Due to Related Companies	1,208	1,208	-	-	-
Operating Lease Obligations	1,590,105	71,662	143,324	143,324	1,231,795
Capital Lease Obligations	-	-	-	-	-
Purchase Obligations	4,805,646	$4,805,646	-	-	-

Other Long-Term Liabilities Reflected on the Registrant’s Balance Sheet under GAAP	-	-	-	-	-
Total	$17,415,009	$7,237,394	$8,802,496	$143,324	$1,231,795

Recent Development

On October 11, 2010, Mr. Kunio Yamamoto (the "Transferor"), the beneficial owner of 7,654,817 shares of common stock of Yuhe International, Inc. (the "Company"), entered into an agreement (the "Agreement") for a transfer of 7,222,290 shares of the Company's common stock (the "Transfer Shares") to Mr. Gao Zhentao (the "Transferee"), the chief executive officer of the Company, pursuant to a general, verbal and informal understanding between the Transferor and the Transferee at the time of execution of a share transfer agreement between Bright Stand International Co., Ltd. and all the then existing shareholders of Weifang Yuhe Poultry Co. Ltd. on October 18, 2007. Based on that understanding, all or part of the shares of the Company's common stock issued to the Transferor would be transferred to the Transferee in consideration of the Transferee's commitment to management of the Company's business operations and future achievement of the financial targets as set forth in a Make Good Agreement dated March 12, 2008. Consequently, on October 11, 2010, the Transferor agreed to transfer the Transfer Shares, representing approximately 44.8% of the issued and outstanding common stock of the Company at that time, to the Transferee in a private transaction intended to be exempt from registration under the Securities Act of 1933, as amended. On the same day, the Transferor also transferred an aggregate of 432,527 shares of the Company's common stock to six individuals who had issued personal loans to the Transferor in December 2007 as well as to designees of these lenders, pursuant to the exercise by these lenders of warrants for the Company's common stock. The Transferor issued the warrants to these lenders at the time of such loans in December 2007 in consideration of their providing personal loans to the Transferor. The transfers were completed on October 13, 2010.

On November 2, 2010, the Company completed a public offering of 4,140,000 shares of common stock at a price of $7.00 per share, including the exercise of over-allotment option by the underwriters. After the public offering, the Company received aggregate net proceeds of approximately $27.5 million, and paid approximately $1.4 million to the underwriters as underwriting discounts and commissions. The Company intends to use the net proceeds from this offering for future acquisitions, capital expenditures and general corporate and working capital purposes.   The public offering was made pursuant to a shelf registration statement on Form S-3 (File No. 333-167246), which was filed with the Securities and Exchange Commission on June 2, 2010, as amended, and became effective June 23, 2010. Under the shelf registration statement, the Company may, from time to time, sell up to $40,000,000 of its common stock.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

(a)	Evaluation of disclosure controls and procedures.

The Company’s management, under the supervision and with the participation of its chief executive officer and chief financial officer, Messrs. Gao Zhentao and Hu Gang, respectively, evaluated the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2010, the end of the period covered by this Report. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports, such as this Form 10-Q, that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.  Based on that evaluation, Messrs. Gao and Hu concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2010.

(b)	Changes in internal control over financial reporting.

There were no changes in our internal control over financial reporting during the three months ended September 30, 2010 that materially affected or were reasonably likely to materially affect, our internal controls over financial reporting.

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

DATED: November 15, 2010

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