Form 10-K/A
period 2009-12-31
YUHE INTERNATIONAL, INC.
filed 2011-03-29
CIK 1047857

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

Securities registered pursuant to Section 12(g) of the Act:None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  ☐ No☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.45 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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

EXPLANATORY NOTE

This Form 10-K/A (Amendment No. 2) is being filed by Yuhe International, Inc. (the “Company”) to amend the Company’s Form 10-K (“Initial 10-K”) for the year ended December 31, 2009 filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2010 and the Form 10-K/A (Amendment No. 1) filed with the SEC on October 15, 2010 (the Initial 10-K and Amendment No. 1, collectively the “Original Filings”) as a result of comments received from the SEC in connection with its review of the Company’s periodic reports.  This Form 10-K/A (Amendment No. 2) is being filed to amend the Original Filings by supplementing certain disclosures in Item 9A “Controls and Procedures – Disclosure Controls and Procedures.” The last sentence of the first paragraph in Item 9A “Controls and Procedures – Disclosure Controls and Procedures” has been changed to “Based on that evaluation, Messrs. Gao and Hu concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2009.”

Other than as set forth in amended Item 9A, this Form 10−K/A (Amendment No. 2) does not reflect events occurring after the filing of the Original Filings, and no other information in the Original Filings is amended hereby. Other events or circumstances occurring after the dates of the Original Filings or other disclosures necessary to reflect subsequent events have not been updated subsequent to the dates of the Original Filings except that the Initial 10-K was supplemented by Amendment No. 1. Accordingly, this Form 10−K/A (Amendment No. 2) should be read in conjunction with the Original Filings and our filings with the SEC subsequent to the Original Filings.

i

YUHE INTERNATIONAL, INC.
FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2009

INDEX

Table of Contents

		Page

PART I

Item 9A.	Controls and Procedures	1

PART IV

Item 15.	Exhibits and Financial Statement Schedules	4

Signatures		5

Exhibit 31.1

Exhibit 31.2

Exhibit 32.1

Exhibit 32.2

ii

ITEM 9A. CONTROLS AND PROCEDURES

(a)	Disclosure Controls and Procedures

The Company’s management, under the supervision and with the participation of its chief executive officer and chief financial officer, Messrs. Gao Zhentao and Hu Gang, respectively, evaluated the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2009, the end of the period covered by this Report.  The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports, such as this Form 10-K, that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, Messrs. Gao and Hu concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2009.

Our disclosure controls and procedures are designed to provide reasonable, not absolute, assurance that the objectives of our disclosure control system are met.  Because of inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within a company have been detected.

Subsequent to the filing of the Initial 10-K, the Company’s management determined that the disclosure under Item 1 “Description of Business – History and Background – Corporate Reorganization Transactions” was incomplete because it did not describe the general, verbal and informal understanding that Mr. Kunio Yamamoto and Mr. Gao Zhentao reached at the time of the Company’s corporate restructuring in 2007 pursuant to which all or part of the shares of the Company’s common stock issued to Mr. Kunio Yamamoto would be transferred to Mr. Gao Zhentao in the future in consideration of Mr. Gao Zhentao’s commitment to management of the Company’s business operations and future achievement of the financial targets as set forth in the Make Good Agreement dated March 12, 2008.  Accordingly, the Company filed Amendment No.1 to the Form 10-K in order to, among other things, amend the Initial 10-K by supplementing certain disclosures in Item 1 “Description of Business - History and Background – Corporate Reorganization Transactions.”

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

Date: March 29, 2011

/s/ Gao Zhentao
Gao Zhentao	Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)

/s/ Hu Gang
Hu Gang	Chief Financial Officer (Principal Financial Officer)

*
Jiang Yingjun (also known as Jiang Yiqiang)	Chief Accounting Officer (Principal Accounting Officer)

*
Peter Li	Director

*
Liu Yaojun	Director

*
Greg Huett	Director

*
Han Chengxiang	Director

*By:	/s/ Gao Zhentao
Gao Zhentao
As Attorney-in-fact