Form 10-K
period 2010-12-31
YUHE INTERNATIONAL, INC.
filed 2011-03-31
CIK 1047857

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

☐	For the fiscal year ended December 31, 2010 .

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to __________.

Commission File Number 001-34512

YUHE INTERNATIONAL, INC.
(Exact name of registrant as specified in its charter)

Nevada	87-0569467
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

301 Hailong Street Hanting District, Weifang, Shandong Province The People’s Republic of China
(Address including zip code of principal executive offices)

Registrant’s telephone number, including area code (86) 536 736 3688

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.001 par value	The NASDAQ Capital Market

Securities registered pursuant to Section 12(g) of the Act:None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    Yes  ☐  No  ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes☐No☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐  No  ☒

The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2010, based upon the $7.16 per share closing price of the common stock as reported by Nasdaq Capital Market under the symbol “YUII” on such date, was approximately $58,387,981.

There were 20,249,563 shares of the registrant’s common stock issued and outstanding as of March 30, 2011.

DOCUMENTS INCORPORATED BY REFERENCE
None.

YUHE INTERNATIONAL, INC.
FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2010

INDEX

Use of Terms

As used herein, references to “we”, “our”, “us”, and the “Company” refer to Yuhe International, Inc. and its subsidiaries.

Forward-Looking Statements

       This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934.  These statements relate to future events or the Company’s future financial performance.  The Company has attempted to identify forward-looking statements by terminology including “anticipates,” “believes,” “expects,” “can,” “continue,” “could,” “estimates,” “intends,” “may,” “plans,” “potential,” “predict,” “should” or “will” or the negative of these terms or other comparable terminology.  Such statements are subject to certain risks and uncertainties, including the matters set forth in this report or other reports or documents the Company files with the Securities and Exchange Commission from time to time, which could cause actual results or outcomes to differ materially from those projected.  In evaluating these statements, you should specifically consider various factors, including the risks outlined in Item 1A, “Risk Factors.” These factors may cause the Company’s actual results to differ materially from any forward-looking statement as a result of a number of risks and uncertainties.  Although the Company believes that the expectations reflected in the forward-looking statements are reasonable, the Company cannot guarantee future results, levels of activity, performance or achievements.  Undue reliance should not be placed on these forward-looking statements which speak only as of the date hereof.  The Company’s expectations are as of the date when this Form 10-K is filed, and the Company does not intend to update any of the forward-looking statements after the date this Annual Report on Form 10-K is filed to confirm these statements to actual results or to changes in the Company’s expectations, unless required by law.

PART I

ITEM 1. DESCRIPTION OF BUSINESS.

Overview

Through the Company’s operating subsidiaries, the Company is a supplier of day-old chickens raised for meat production, or broilers, in the People’s Republic of China, the “PRC” or “China”. The Company purchases parent breeding stock from breeder farms, raises them to produce hatching eggs, and hatches the eggs to day-old broilers. By the end of March 2011, the Company has 43 breeder farms with 28 in operation and three hatcheries with a total annual capacity of 3.15 million sets of breeders and 160 hatchers through its wholly-owned subsidiary, Weifang Yuhe Poultry Co. Ltd., “PRC Yuhe”. The Company’s day-old broilers are primarily purchased by broiler farms and integrated chicken companies for the purpose of raising them to market-weight broilers. The Company’s customers are located in the eight provinces and special municipalities centered around Shandong Province, which are Jiangsu, Anhui, Henan, Hebei, Heilongjiang, Tianjin, Beijing, and Shanghai. In connection with the Company’s day-old broiler business, the Company also operates a feed stock company named Weifang Taihong Feed Co. Ltd., or “Taihong”, whose primary purpose is to supply feed stock to the Company’s breeders. The Company’s operations are conducted exclusively by its subsidiaries, PRC Yuhe and Taihong, in China.

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

The Company entered into a Stock Purchase Agreement, the “Stock Purchase Agreement”, with Halter Financial Investments, L.P., a Texas limited partnership, “Halter Financial”, dated as of November 6, 2007, pursuant to which it agreed to sell to Halter Financial 951,996 shares of its common stock for $425,000. The transaction closed on November 16, 2007. As a result of the transaction, Halter Financial held 951,996 shares, or 87.5% of the Company’s 1,087,994 shares of common stock then outstanding.

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

Corporate Reorganization Transactions

HFG International, Limited, an affiliate of Halter Financial, was engaged by Bright Stand to provide consulting services related to Bright Stand’s efforts to complete a combination transaction with a US domiciled publicly-traded “shell corporation” and other post transaction matters. HFG International, Limited introduced Bright Stand to First Growth. After Halter Financial became an 87.5% shareholder of First Growth pursuant to a Stock Purchase Agreement, there was a potential conflict of interest associated with an affiliate of Halter Financial, HFG International, Limited, advising Bright Stand about its purchase of a U.S. shell company, First Growth. Despite this potential conflict of interest, HFG International, Limited has informed the Company that its advice to Bright Stand was based on its research results into the prices paid by other groups to acquire control positions in publicly traded shell companies, which were similarly situated as First Growth when Bright Stand acquired First Growth. After a diligence review by counsel for Bright Stand, the sole shareholder of Bright Stand entered into the exchange transaction contemplated by the equity transfer agreement filed as Exhibit 10.2 to the Registration Statement on Form S-1/A filed on December 19, 2008.

Bright Stand entered into a share transfer agreement with all the existing shareholders of PRC Yuhe on October 18, 2007 to acquire all the equity of PRC Yuhe with cash consideration equal to the appraised fair market value of PRC Yuhe in the amount of RMB 81,450,000, or $11,306,522. The sellers of PRC Yuhe included Yuhe Group, Mr. Gao Zhentao and Mr. Gao Zhenbo. At the time of execution of the share transfer agreement, Mr. Kunio Yamamoto, a Japanese citizen, the sole shareholder of Bright Stand, and Mr. Gao Zhentao had a general, verbal and informal understanding pursuant to which all or part of the shares of our common stock issued to Mr. Kunio Yamamoto would be transferred to Mr. Gao Zhentao in the future in consideration of Mr. Gao Zhentao’s commitment to management of our business operations and our future achievement of the financial targets set forth in a Make Good Agreement dated March 12, 2008.  The purpose of the arrangement between Mr. Yamamoto and Mr. Gao Zhentao was to transfer Mr. Yamamoto’s shares to Mr. Gao Zhentao in exchange for the services that Mr. Gao Zhentao has rendered, which resulted in the strong performance of the Company in the years 2008 and 2009.  Bright Stand obtained a bridge loan to pay the purchase price for the acquisition of the equity interests in PRC Yuhe and Taihong (the acquisition of Taihong is described below), and arranged to repay the bridge loan promptly after the acquisitions as part of the general, verbal and informal understanding . Bright Stand obtained the approval from the Shandong Province counterpart of the Ministry of Commerce for this transaction on November 9, 2007, and the acquisition closed on January 31, 2008. There is no longer any connection between the Company and Yuhe Group, except that Mr. Gao Zhentao, the Company’s chief executive officer, and his brother Mr. Gao Zhenbo are shareholders and directors of Yuhe Group. Mr. Sun Haoguo no longer has any relationship with Yuhe Group. Two of the three members of the Supervisory Board of PRC Yuhe, Zheng Chaoyang and Zhang Lishun, are administrative department officers of Yuhe Group.

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

Except for the general, verbal and informal understanding between Mr. Kunio Yamamoto and Mr. Gao Zhentao as described above, there is no direct or indirect connection between Mr. Kunio Yamamoto and the former shareholders of PRC Yuhe and Taihong, including Mr. Gao Zhenbo and Mr. Sun Haoguo. The acquisitions of PRC Yuhe and Taihong by Bright Stand closed on January 31, 2008 after obtaining the relevant approval from the Shandong Province counterpart of the Ministry of Commerce. There is no direct or indirect business connection between Mr. Kunio Yamamoto and the former shareholders of First Growth. Mr. Yamamoto does not currently have any roles with the Company. Mr. Gao Zhenbo and Mr. Sun Haoguo do not currently have any roles with the Company.

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

Securities Purchase Agreement

Among other things, under the Securities Purchase Agreement, Mr. Yamamoto has delivered a certain number of shares of the Company’s common stock owned by him to the investors pro-rata in accordance with their respective investment amount for no additional consideration if: (i) the Company’s after-tax net income for the Company’s fiscal year ended on December 31, 2009 is less than 95% of $13,000,000; and (ii) the Company’s earnings per share reported in the fiscal year ended December 31, 2009 is less than $0.74 on a fully diluted basis, the “Low Performance Events”.  Mr. Yamamoto has placed an aggregate of 3,359,889 shares of common stock, “Make Good Shares”, into an escrow account pursuant to the terms of the Make Good Escrow Agreement by and among the Company, Mr. Yamamoto, the Investors and the escrow agent named therein. If the Company did not achieve the targets in 2009, 50% of the Make Good Shares were to be conveyed to all private placement investors and Halter Financial pro-rata in accordance with their respective investment amount for no additional consideration. If the foregoing Low Performance Events did not occur, all the Make Good Shares were to be transferred to Mr. Yamamoto. As the Company achieved its 2009 earnings target, in April, 2010, Roth Capital, our placement agent in this transaction, executed a Form of Release and instructed the Escrow Agent to release 1,679,992 shares of common stock, the 2009 Make Good Shares, to Mr. Kunio Yamamoto, who received such shares in April 2010.  HFG International Limited also executed a Form of Release to release 235,196 shares of the Company’s common stock to Mr. Kunio Yamamoto, who received such shares in April 2010.

Registration Rights Agreement

The Company filed a Registration Statement on Form S-1 on May 12, 2008 to comply with its obligations under a registration rights agreement with the private placement investors.  On December 29, 2008, the Company’s Registration Statement was declared effective by the Securities and Exchange Commission, registering a total of 4,730,251 shares of the Company’s common stock for re-sale by certain selling shareholders, instead of 5,829,018 shares as contemplated by the registration rights agreement following the Company’s discussion with the Securities and Exchange Commission. The Company is no longer required to maintain the effectiveness of the Registration Statement pursuant to the Registration Rights Agreement. Pursuant to a post-effective amendment No. 2 to the Registration Statement on Form S-1 filed by the Company with the Securities and Exchange Commission on February 12, 2010 and declared effective by the Securities and Exchange Commission on February 22, 2010, all shares not sold by the investors pursuant to the Registration Statement on Form S-1 were removed from registration.

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

As of December 31, 2010, Mr. Gao Zhentao owned 35.67% of the total outstanding shares of the Company’s common stock.

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

Under normal circumstances, female parent breeder chicken become productive from the 26th week and are no longer commercially productive after the 66th week. Generally, a female parent breeder chicken is capable of producing approximately 167 eggs which will be hatched to 137 broilers over its production lifetime. However, the actual production is subject to various external factors, including quality of the day-old parent breeders, breeding facilities and the way the breeder is fed. In addition, the breeders are maintained by the Company for a period of 420 days. The Company sources its parent breeder chicken from licensed suppliers located in Beijing, and Shandong and Jiangsu provinces and these suppliers are required to have a vaccination certificate and a breeder production certificate for the sale of the breeders. The Company’s hatching eggs typically must be incubated for a period of 21 days.

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

In 2010, PRC Yuhe generated 99.73% of the Company’s revenues. Taihong’s sale of feed to unaffiliated third parties generated 0.27%. Taihong is also the primary supplier of feed to PRC Yuhe. In addition to selling day-old broilers, the Company also sells related chicken products, non-productive parent breeders, and a small amount of feed for livestock and poultry. While the Company produces substantially all of its inventory of hatching eggs through its own parent breeders, it also purchases additional hatching eggs from unaffiliated third parties to meet market requirements.

The Company provides a 98% guaranteed survival rate by delivering an additional 2% of its day-old broilers. For example, the Company delivers two additional day-old broilers to its customers for every order of 100 day-old broilers, the cost for these two additional broilers has already been included in the Company’s cost of sales and therefore no further liability needs to be accrued. Any loss of broiler chicken solely caused by customers is excluded from the guarantee. Guarantee expense for 2010 and 2009 was $0.

The Company provides additional compensation to its customers if the survival rate falls below 96% in the first seven days following delivery after taking into consideration of the additional 2% broilers that have been given out.

According to Accounting Standards Codification (“ASC”) Topic 310, a loss contingency should be accrued for if it is probable that a liability had been incurred at the date of the consolidated financial statements and the amount of loss can be reasonably estimated. The Company determined that a product liability need not be accrued for the reporting period because there is only a remote chance that the survival rate will fall below 96% based on historical experience.

Day-Old Broiler Industry in China; Competition

The market for day-old broilers in China is highly fragmented. Shandong Province has the highest number of day-old broilers in China. The Company’s market share was approximately 4% in terms of sales volume in China in 2010 and the Company sold 145,753,800 day-old broilers in 2010.

Day-old broilers are very weak physically and need to be transported in closely controlled temperature conditions during delivery. Therefore, producers of broiler chicks usually only sell locally or to surrounding areas, which limits the Company’s current effective sales market and competition to North China.

Shandong Minhe Animal Husbandry Co., Ltd., also located in Shandong Province, is one of the Company’s major competitors for sales of day-old broilers. They are slightly larger than the Company in terms of the annual day-old broiler production volume in year 2009. Another regional competitor of the Company’s is Jilin Deda Limited Company, Jilin Deda, which is located in Jilin Province in north-eastern China and is smaller than the Company in terms of annual day-old broiler production volume. However, Jilin Deda is an integrated chicken company, so it does not generally sell day-old broilers to unaffiliated third parties.

The Company competes against its competitors based on product quality and its after-sales services and extensive marketing network. The Company’s “Yuhe” brand has been named by the Shandong Province Administration of Industry and Commerce as a “Well Known Brand”. PRC Yuhe was certified as ISO 9001:2000 compliant for quality management systems.

The Company has sales representatives in every district of Shandong Province. Although the Company’s prices are relatively higher than prices of many of its competitors, the Company typically lowers its price by RMB 0.1 to 0.2 per day-old broiler in order to attract new customers. The Company is able to sell its products at a relatively higher price because its products have a good survival rate and require a shorter period to raise to market size. The Company’s experience and advanced breeding technique contribute to the health and quality of parent breeders. The Company has a high gross margin because it focuses on the production of day-old broilers through maintaining the health and quality of its parent breeders, which involves only a small maintenance cost, to produce healthy day-old broilers that have a high survival rate and require a shorter period to raise to market size. The higher the number of day-old broilers is being produced, the lower the unit cost. As such, the Company is able to maintain itself as a relatively low-cost producer while charging relatively higher prices for its products.

Breeder Supply

PRC Yuhe’s suppliers (including distributors of suppliers) in 2010 were as follows:

		2010
Suppliers	Suppliers of	Amount ($ in thousands)	% of Total

Jiang Zhaolin	Eggs	5,178	11.96%
Gao Ping	Eggs	4,743	10.96%
Wang Jianbo	Eggs	4,731	10.93%
Mao shengli	Eggs	2,162	5.00%
Xin Yubin	Eggs	2,114	4.89%
Shandong Nongbiao Purina Feed Co., Ltd Xu Zhenming	Feed	1,947	4.50%
Cao Ying	Eggs	1,902	4.39%
Ma Suping	Bean	1,701	3.93%
Liu Xijun	Eggs	1,267	2.93%
Chen Jianwei	Coal	1,109	2.56%
Total		26,854	62.05%

Operations

The main raw materials needed for the production of the Company’s day-old broilers are parent breeders, feed, and medicines and vaccines. PRC Yuhe purchases parent breeders from multiple suppliers. The Company has historically been able to procure adequate stocks of parent breeders with a 10% discount from its principal suppliers as a result of its long-term purchase relationship with them and the Company’s large, stable orders. The Company purchases its parent breeders from its long-term suppliers in Shandong Province, Jiangsu Province and Beijing.

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

In 2009, the Company began to purchase feed from Shandong Purina Feed Company, a subsidiary of Cargill. Based on stringent nutrition standard and quality control considerations, the Company plans to use 100% of its own-produced feed in the future.

The Company obtains its medicines from suppliers in Beijing and Shandong, and its vaccines locally in Harbin, Heilongjiang Province and from foreign companies in the United States and Israel. Every such material the Company uses has more than three suppliers.

The Company considers the health of its flocks to be its primary concern, and as such, the Company undertakes vaccination programs for its birds. Every breeder is vaccinated with at least ten types of vaccine, including those against avian flu. The Company’s birds are raised in enclosed buildings, not in the open where they would be more prone to exposure to potential disease carriers. The Company’s breeder farms are also distributed among various locations at least five kilometers from each other so as to minimize the risks of co-infection. None of the Company’s birds has been infected with the H5N1 virus, and no cases of H5N1 have been found in Shandong Province, where the Company’s farms are located. The Company is also one of the few companies in China to immunize its embryos using the Inovoject® system provided by Embrex, Inc., which was acquired by Pfizer Pharmaceuticals Limited on January 19, 2007. The Inovoject® system enhances the quality of the day-old broilers and increase their viability. The system also improves disease resistance and bird health at the time when they are placed on the breeder farm. The Company conducted a test internally and estimated that the survival rate would be 1-2 % lower without using the Inovoject system. PRC Yuhe was certified as ISO 9001:2000 compliant for quality management systems on May 8, 2003.

Customers and Distribution

Through PRC Yuhe, the Company’s customers are principally comprised of distributors and end users such as integrated chicken companies, broiler raising companies and individual broiler raisers. Approximately one hundred percent of the Company’s total sales are made through third party distributors and forty-one percent of the Company’s sales are to five largest distributors. Forty-two percent of the Company’s sales volume is to distributors with relationship of more than five years with us.

The Company’s reference to “customers” includes both distributors and end users. However, under the section “Customers and Distribution” in this Report, the Company’s reference to “customers” includes the Company’s end users only as the Company is constantly considering increasing and funding its sales network into new geographic areas in an effort to expand its sales to end users.

If any distributor resells the Company’s product, such distributor will make profits from the resale as well as be entitled to a year end bonus paid by the Company at the rate of RMB 0.05-0.1 per day-old broiler. The Company sets the price to third party distributors and end users according to the market price based on supply and demand and the competitiveness of the market. The Company sets the price according to its own policies and is not subject to any distributor’s control.

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

The table below sets out the Company’s top ten major direct customers and end users in 2010.

	2010
Customers	Amount ($ in thousands)	% of Total

Wei Yunchao	7,138	10.57%
Wang Jianbo	6,720	9.95%
Li Chuanwang	5,888	8.72%
Kang Honggang	4,442	6.58%
Jia Deliang	3,566	5.28%
Tian Liqiu	3,488	5.17%
Wang Yaocheng	2,665	3.95%
Yang Lunhao	2,562	3.79%
Wang Tongjun	2,236	3.31%
Geng Naiwei	2,096	3.10%
Total	40,801	60.42%

Employees

As of December 31, 2010, PRC Yuhe and Taihong had 1,279 full-time employees. Among these full-time employees, 132 employees, who are key technical and operational personnel, have directly signed employment contracts with the Company. The remaining employees who are unskilled workers have signed their employment contracts with Weifang Chuangfu Labor Co., Ltd., an outside labor contracting company that provides employees to meet the Company’s staffing needs. The Company compensates the employees of Weifang Chuangfu Labor Co., Ltd. directly for the services that these employees render to it and pays Weifang Chuangfu Labor Co., Ltd. an annual service fee. Bright Stand has no employees.

R&D and Intellectual Property

PRC Yuhe and Taihong have not made any R&D expenditure in the last two fiscal years.

PRC Yuhe is the registered owner of two PRC trademarks consisting of the stylized Chinese characters “Yu He” and accompanying logo in live agricultural products. The registration period is ten years and the expiry dates for the two trademarks are October 27, 2015 and April 6, 2015, respectively. In the PRC, trademark registrations can be indefinitely renewed for ten-year periods. As the registrant of these two trademarks, PRC Yuhe has the exclusive legal right to use each trademark within the PRC on the goods for which it is registered. PRC Yuhe has the right to prevent others from using a confusingly similar mark on any good which is similar to any of those for which these two trademarks are registered. Through a license agreement with PRC Yuhe, Taihong has the license to use the same trademarks. PRC Yuhe and Taihong have no other patents, trademarks, other licenses, franchises, concessions or royalty agreements. The Company does not consider “Yu He” to be a consumer brand because it is not well recognized by customers who purchase chickens in retail food markets, although this brand is recognized by end users who raise broilers to market size for sale to customers, retail food markets and restaurants.

Environmental Laws

The Company’s breeders farms are located in rural areas where there are no specific requirements imposed on the Company by relevant environmental protection agencies. PRC Yuhe and Taihong have never been penalized by any environmental protection agencies. The Company therefore does not incur any significant environmental law compliance costs.

Governmental Approvals

The production activities of PRC Yuhe and Taihong are primarily regulated by the Farming Bureau of Shandong Province. Under relevant laws and regulations, both PRC Yuhe and Taihong must obtain relevant production permits from the Farming Bureau of Shandong Province to carry out their respective businesses. In addition, PRC Yuhe, as a company engaging in the breeder business, must obtain an immunization certificate from the local Farming Bureau in Weifang City. PRC Yuhe’s breeder production permit from the Animal Husbandry Bureau of Shandong Province is valid from August 5, 2008 to August 4, 2011. The immunization certificate from the local farming bureau in Weifang City was issued on November 10, 2005 and does not have an expiry date. Taihong’s feed production permit was issued on December 12, 2007. Currently it is in the process of being renewed and the Company expects to receive a renewed permit by the end of April 2011 with a renewal term of three years.

Generally, the primary breeder stock is imported and the import volume is closely controlled by the PRC government. We do not expect the import volume to increase significantly under the government control.

PRC Yuhe is currently entitled to an exemption from Chinese enterprises income tax, or “EIT”. On March 16, 2007, the National People’s Congress of China enacted a new tax law, or “the New Tax Law”, whereby both FIEs and domestic companies will be subject to a uniform income tax rate of 25%. On November 28, 2007, the State Council of China promulgated the Implementation Rules. Both the New Tax Law and the Implementation Rules have become effective on January 1, 2008 and provide tax exemption treatment for enterprises engaged in agricultural industries, such as farming, foresting, fishing and animal husbandry. As an enterprise engaged in the farming industry, the PRC Yuhe is eligible for relevant exemption treatment and does not need to pay company income tax. In 2008, the local tax authorities informed the PRC Yuhe that it is eligible for relevant preferential tax treatment. However, any decision by relevant tax authorities in the future that the PRC Yuhe is not eligible for tax exemption treatment may materially and adversely affect its profits, business and financial performance.

The Company has been delinquent in making certain social insurance and employee housing fund payments in an amount of approximately $440,854 and $587,808 as of December 31, 2009 and December 31, 2010, respectively. The Company has accordingly made accruals of $370,387 and $499,290 for employee social insurance and $70,467 and $88,518 for employee housing fund for 2009 and 2010, respectively.

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

RISKS RELATED TO THE COMPANY’S BUSINESS AND INDUSTRY

Outbreaks of poultry disease, such as avian influenza, or the perception that outbreaks may occur, can significantly restrict the Company’s ability to conduct its operations.

Events beyond the Company’s control, such as the outbreak of avian influenza in 2006, may restrict the Company’s ability to conduct its operations and sales. An outbreak of disease may result in governmental restrictions on the import and export of products from the Company’s customers, or require the Company to destroy one or more of its flocks. This may result in the cancellation of orders by the Company’s customers and create adverse publicity that may have a material adverse effect on the Company’s business, reputation and prospects.

Worldwide fears about avian diseases, such as avian influenza, have depressed and may continue to adversely impact the Company’s sales. Avian influenza is a respiratory disease of birds. The milder forms occur occasionally around the world. A highly pathogenic strain of avian influenza, known as H5N1, has affected Asia since 2002. It is widely believed that H5N1 is spread by migratory birds, such as ducks and geese. There have also been some cases where H5N1 is believed to have passed from birds to humans as humans came into contact with live birds that were infected with the disease. The Company’s flocks have never been infected with the H5N1 virus. Although there are vaccines available for H5N1 and other forms of avian influenza, and the Company vaccinates its breeding stock against avian influenza in accordance with PRC government mandates, there is no guarantee that the disease can be completely prevented as the virus continues to mutate.

The Company does not typically have long-term purchase contracts with its customers and its customers have in the past, and may at any time in the future, reduce or cease purchasing products from the Company, which may adversely affect the Company’s business and results of operations.

The Company typically does not have long-term volume purchase contracts with its customers, and they are not obligated to purchase products from the Company. Accordingly, the Company’s customers may at any time reduce their purchases from the Company or cease purchasing the Company’s products altogether. In addition, any decline in demand for the Company’s products and any other negative development affecting the Company’s major customers or the poultry industry in general may adversely affect the Company’s results of operations. For example, if any of the Company’s customers experience serious financial difficulties, it may lead to a decline in sales of the Company’s products to such customers and the Company’s operating results may be adversely affected through, among other things, decreased sales volumes and write-offs of accounts receivable related to sales to such customers.

The Company’s failure to compete with other poultry companies, especially companies with greater resources, may adversely affect its business, financial condition and results of operations.

The Chinese poultry industry is highly competitive. In general, competitive factors in the Chinese broiler, or chicken, industry include price, product quality, brand identification, breadth of product line and customer service. The Company’s success depends in part on its ability to manage costs and be efficient in the highly competitive poultry industry. Some of the Company’s competitors have greater financial and marketing resources. As a result, the Company may not be able to successfully increase its market penetration or its overall share in the poultry market.

Increased competition may result in price reductions, increased sales incentive offerings, lower gross margins, sales expenses, marketing programs and expenditures to expand channels to market. The Company’s competitors may offer products with better market acceptance, better price or better quality. The Company’s business may be adversely affected if it is unable to maintain current product cost reductions, or achieve future product cost reductions. If the Company fails to address these competitive challenges, there may be a material adverse effect upon its business, consolidated results of operations and financial condition.

As a public company, the Company is required to comply with the requirements of the Sarbanes-Oxley Act of 2002 with respect to its internal control over financial reporting.  If the Company fails to comply with the requirements of the Sarbanes-Oxley Act or if it fails to maintain adequate internal control over financial reporting, its business, results of operations and financial condition and the market price of its common stock may be adversely affected.

As a public company, the Company is required under applicable law and regulations to design and implement internal controls over financial reporting, and evaluate its existing internal controls with respect to the standards adopted by the Public Company Accounting Oversight Board. The Company’s management concluded that a material weakness existed as of December 31, 2009 with respect to its compliance with Section 402 of the Sarbanes-Oxley Act of 2002, as certain related party loans between the Company and Shandong Yuhe Food Group Co., Ltd. constituted prohibited transactions under Section 402 of the Sarbanes-Oxley Act. All such related party loans were repaid by the end of February 2010. In addition, there were certain audit adjustments identified by the Company’s former independent auditors related to the Company’s consolidated financial statements for the year ended December 31, 2009 indicating a material weakness in the Company’s internal control over financial reporting. The adjustments were mainly related to transferring amounts from work-in-progress to fixed assets, separating the current portion of long-term debt from long-term debt, and verifying the nature of capital leases and operating leases.

 Although the Company has implemented measures to address the material weaknesses, it cannot assure you that it will not identify control deficiencies that may constitute significant deficiencies or material weaknesses in its internal controls in the future. As a result, the Company may be required to implement further remedial measures and to design enhanced processes and controls to address issues identified through future reviews. This could result in significant delays and costs to the Company and require it to divert substantial resources, including management time, from other activities.

If the Company does not fully remediate the material weaknesses identified by management or fails to maintain the adequacy of its internal controls in the future, the Company may not be able to ensure that it can conclude on an ongoing basis that it has effective internal control over financial reporting in accordance with the Sarbanes-Oxley Act. Moreover, effective internal controls are necessary for the Company to produce reliable financial reports and are important to help prevent fraud. As a result, any failure to satisfy the requirements of the Sarbanes-Oxley Act with respect to internal control over financial reporting on a timely basis could result in the loss of investor confidence in the reliability of the Company’s consolidated financial statements, which in turn could harm the Company’s business and negatively impact the trading price of its common stock.

The Company uses company-controlled personal bank accounts of certain of its employees for transit purposes to transact a substantial amount of its business and the Company transacts a significant amount of its business in cash without using bank accounts.

The Company uses company-controlled personal bank accounts of certain of its employees for transit purposes to transact a substantial portion of its business instead of its own bank accounts.  As an industry practice in the rural areas of northern China, where the Company’s operations are primarily conducted, personal bank accounts of employees are commonly used for transit purposes for a company’s business. Individual suppliers and customers in the rural areas of China prefer these transactions as a more secure replacement for physical cash transactions due to the underdevelopment of the banking system in such areas. In addition, since banks in China do not accept corporate transactions on weekends, the Company cannot use corporate bank accounts to process transactions on weekends. The Company believes that the use of company-controlled personal bank accounts of its employees provides the Company with greater convenience and stronger control of asset management safety compared to physical cash transactions in these areas and under these circumstances.

The Company has established certain systematic controls over these personal bank accounts and has implemented a set of management procedures to monitor the use of these accounts. The procedures the Company has established for monitoring these accounts include the mandatory use of physical cards for access control, the Company’s management of the passcodes to these accounts and the Company’s requirement that the holders of these accounts enter into agreements with the Company with respect to the use of these accounts.  An employee who is the record owner of those bank accounts cannot use them in practice because the Company controls both the bank cards physically and the account passwords. Such employee does not possess the bank card and does not know the password. However, since the Company does not own these personal bank accounts, potential disputes may arise with respect to the control of such accounts. In addition, if the Company fails to properly manage and control the personal bank accounts, the Company could be subject to compliance risks and potential loss of its assets.

Cash transactions account for less than one-third of the Company’s revenue and expenditures.  The Company receives 20% to 30% of its revenue in the form of cash, and approximately 30% of expenditures are made through cash payments, the majority of which are directly drawn from the cash income received.  Cash income is mainly received from livestock farmers for their purchases of the Company’s products, and cash expenditures are primarily made to the farmers for their provision of corn, the Company’s feed ingredient.  These farmers do not accept payments in the form of bank transfers, but use cash transactions instead.  It is a standard industry practice in China to conduct business with local farming communities on a cash basis, and currently it is also the only viable means of payment to local farmers.  The Company is not aware of any Chinese companies within its industry that have completely eliminated cash transactions when dealing with local farmers.  The Company reserves an adequate amount of cash on hand to meet its payment obligations and does not deposit all cash income into banks, as may be the practice in other industries, because Chinese banks place restrictions on the number and size of cash withdrawals.  The nature of the Company’s business requires a large amount of cash for transaction purposes, and the Company has implemented a series of management measures on cash control, including a cap on the amount of cash transactions and requirements relating to the maintenance of daily inventory, daily updates to the cash account record and the submission of supporting documents along with each receipt.  To date, the Company has not experienced any cash losses, and it is gradually reducing the cash portion of its income and expenditures. However, if the Company fails to properly manage and control such cash transactions in the future, the Company may be exposed to potential compliance risks and loss of its cash, which may have an adverse effect on the Company’s business, financial condition and results of operations.

The Company conducts substantially all of its operations through its subsidiaries, and the Company’s performance will depend upon the performance of its subsidiaries.

The Company has no operations independent of those of Bright Stand and its PRC subsidiaries, PRC Yuhe and Taihong. As a result, the Company is dependent upon the performance of Bright Stand and its subsidiaries and the Company’s performance will be subject to the financial, business and other factors affecting such subsidiaries as well as general economic and financial conditions. In addition, the Company is dependent on the cash flow of its subsidiaries to meet its obligations.

Because virtually all of the Company’s assets are held by its operating subsidiaries, the claims of the Company’s shareholders will be structurally subordinate to all existing and future liabilities and obligations, as well as trade payables of such subsidiaries. In the event of bankruptcy, liquidation or reorganization of the Company, its assets and those of its subsidiaries will be available to satisfy the rights of the Company’s shareholders only after all of Bright Stand and its subsidiaries’ liabilities and obligations have been paid in full.

The Company’s sales revenue may be adversely affected by various factors, including demand for the Company’s products, sales price and general market conditions.

Demand for the Company’s products is affected by a number of factors, including the general demand for the products in the end markets that the Company serves and the sales prices of its products. A vast majority of the Company’s sales is derived directly or indirectly from customers who are broiler raisers and large integrated chicken companies whose day-old broiler production is not sufficient for their own use. Any significant decrease in the demand for day-old broilers may result in a decrease in the Company’s revenues and earnings. A variety of factors, including economic, health and regulatory factors and political and social instability, may contribute to a slowdown in the demand for day-old broilers.

Industry cyclicality, especially fluctuations in commodity prices of feed ingredients and breeding stock, may affect the Company’s earnings.

Currently, all the Company’s raw materials are procured in China. Profitability in the poultry industry is materially affected by the supply of parent breeding stocks and the commodity prices of feed ingredients, including corn, soybean cake, and other nutrition ingredients from numerous sources, mainly from wholesalers who collect the feed ingredients directly from farmers. As a result, the poultry industry is subject to wide fluctuations and cycles. These commodity prices are determined by supply and demand. The Company cannot eliminate the risk of increased operating costs from commodity price increases, and it is very difficult to predict when the feed price spiral cycles will occur.

Various factors can affect the supply of corn and soybean meal, which are the primary ingredients of the feed the Company uses for parent breeding stocks. In particular, weather patterns, the level of supply inventories and demand for feed ingredients, and the agricultural policies of the Chinese government affect the supply of feed ingredients. Weather patterns often change agricultural conditions in an unpredictable manner. A sudden and significant change in weather patterns may affect supplies of feed ingredients, as well as both the industry’s and the Company’s ability to obtain feed ingredients, grow chickens or deliver products. Increases in the prices of feed ingredients may result in increases in raw material costs and operating costs.

The supply of parent breeding stocks is also cyclical. The Company purchases parent breeding stocks from multiple suppliers. If the Company fails to maintain adequate breeding stock, its business, financial condition and results of operations may be adversely affected.

The cessation of tax exemptions by the Chinese government may affect the Company’s profitability.

On March 16, 2007, the National People’s Congress of China enacted a new enterprise income tax law, or the New Tax Law, whereby both FIEs and domestic companies will be subject to a uniform income tax rate of 25%. On December 6, 2007, the State Council of China promulgated the Implementation Rules of the New Tax Law, or the Implementation Rules. Effective on January 1, 2008, both the New Tax Law and the Implementation Rules provide tax exemption or reduction treatment for enterprises engaged in agricultural industries, such as farming, foresting, fishing and animal husbandry. As an enterprise engaged in the farming industry, PRC Yuhe is eligible for exemption and is not required to pay company income tax. If PRC Yuhe loses the tax exemption treatment as of result of any future changes to the New Tax Law and Implementation Rules, its business, results of operations and financial condition may be materially and adversely affected.

 The Company’s business may be adversely affected due to inaccuracy in its sales forecasts.

The Company procures raw materials and produces its day-old broilers based on its sales forecasts. If the Company fails to accurately forecast demand for its products, it may produce excessive breeding stock, which may result in lower prices in order to sell its inventory and adversely affect its business, financial condition and results of operations.

The Company’s products may contain undetected defects that are not discovered until after shipping.

The Company’s products may contain undetected defects, which may result in a loss or delay in market acceptance of its products and thus harm its reputation and results of operations.

The Company has sustained losses in the past and cannot guarantee profitability in the future.

The Company sustained losses in 2006 and there is no assurance that it will continue to be profitable in the future. In addition, the Company’s business was impacted in 2006 due to the outbreak of avian influenza. A variety of factors may cause the Company’s operating results to decline and its financial condition to worsen, including:

•	competitors offering comparable products at lower prices;

•	continuing downward pressure on the average selling prices of the Company’s products caused by intense competition in its industry and general market conditions;

•	superior product innovations by competitors;

•	rising raw material costs;

•	changes to management and key personnel; and

•	increased operating expenses relating to research and development, sales and marketing efforts and general and administrative expenses as the Company seeks to grow its business.

As a result, the Company may fail to achieve its revenue expectation or experience higher-than-expected operating expenses, which may materially and adversely affect its business, results of operations and financial condition.

The Company’s limited operating history may not serve as an adequate basis to judge its future prospects and operating results.

The Company has a limited operating history with respect to its current business, which may not provide a sufficient basis on which to evaluate its business or future prospects. Although the Company’s sales have grown rapidly in recent years, it cannot assure you that it will maintain profitability or that it will not incur net losses in the future. The Company expects that its operating expenses will increase as it expands, a failure to realize anticipated sales growth may result in significant operating losses. The Company will continue to encounter risks and difficulties frequently experienced by companies at a similar stage of development, including its potential failure to:

•	implement its business model and strategy and adapt and modify them as needed;

•	maintain its current, and develop new, relationships with customers;

•	manage its expanding operations and product offerings, including the integration of any future acquisitions;

•	maintain adequate control of expenses;

•	attract, retain and motivate qualified personnel;

•	protect its reputation and enhance customer loyalty; and

•
anticipate and adapt to changing conditions in the poultry industry as well as the impact of any changes in government regulation, mergers and acquisitions involving the Company’s competitors, technological developments and other significant competitive and market factors.

If the Company is not successful in addressing any or all of these risks, its business may be materially and adversely affected.

The loss of key personnel or the failure to attract or retain specialized technical and management personnel may impair the Company’s ability to grow its business.

The Company relies heavily on the services of its key employees, including Gao Zhentao, its Chief Executive Officer, Han Chengxiang, its Chief Production Officer, and Gang Hu, its Chief Financial Officer. In addition, the Company’s engineers and other key technical personnel constitute the Company’s significant assets and are the source of its technological and product innovations. The Company depends substantially on the leadership of a small number of farm directors and technicians who are devoted to research and development. However, the Company does not maintain “key person” life insurance for any of its senior management or other key employees. Additionally, approximately 90% of the Company’s products are sold through third-party distributors. Most of them are exclusive distributors and the Company expects them to be its future main sales force. The Company believes its future success will depend upon its ability to retain these key employees, engineers and technical personnel, and sales distributors. If the Company fails to attract and retain sufficient numbers of technical personnel to support its anticipated growth, if its current key employees and distributors decide not to continue to work with the Company, or if the Company is not able to obtain the services of additional personnel necessary for its growth, it may have an adverse effect on the Company’s ability to sell its products, as well as on its overall growth.

In addition, if any members of the Company’s senior management or any of its other key personnel join a competitor or form a competing company, the Company may lose customers, business partners, key professionals and staff members, which may materially and adversely affect its business, financial condition and results of operations.

The Company does not have any registered patents or other registered intellectual property on its production processes and the Company may not be able to maintain the confidentiality of its processes.

The Company has no patents or registered intellectual property covering its production processes and the Company relies on the confidentiality of its processes in producing a competitive product. The confidentiality of the Company’s know-how may not be maintained and the Company may lose any meaningful competitive advantage that might arise from its proprietary processes.

The Company may not be able to collect receivables incurred by customers.

Although the Company currently sells its products on a cash-payment basis, the Company’s ability to receive payment for its products depends on the continued creditworthiness of its customers. In order to pay the Company’s expansion costs, the Company may be required to make sales to customers who are less creditworthy than its historical customers. The Company’s customer base may change if its sales increase because of the Company’s expanded capacity. If the Company is not able to collect its receivables, its revenues and profitability will be adversely affected.

The Company does not have insurance coverage for its properties or assets.

The Company and its subsidiaries are not covered by any insurance. As a result, any material loss or damage to the Company’s properties or other assets, or personal injuries arising from its operations, may have a material adverse effect on the Company’s financial condition and operations.

Increased water, energy and gas costs would increase the Company’s expenses and reduce its profitability.

The Company requires a substantial amount, and as it expands its business will require additional amounts, of water, electricity and natural gas to produce and process its broiler products. The prices of water, electricity and natural gas fluctuate significantly over time. The Company may not be able to pass on increased costs of production to its customers. As a result, increases in the cost of water, electricity or natural gas may substantially affect the Company’s business and results of operations.

Increased costs of transportation would negatively affect the Company’s profitability.

The Company’s transportation costs are a material portion of the cost of its products. The Company primarily ships its products and receives its inputs via truck and rely on third-party transportation companies for the delivery of most of its products and inputs. The costs associated with the transportation of the Company’s products and inputs fluctuate with the price of fuel, the costs to the Company’s transportation providers of labor and the capacity of the Company’s transportation sources. Increases in costs of transportation have adversely affected, and may in the future adversely affect, the Company’s profitability.

RISKS RELATED TO DOING BUSINESS IN CHINA

Changes in China’s political or economic situation may adversely affect the Company’s operational results.

Economic reforms adopted by the Chinese government have had a positive effect on the economic development of the country, but the Chinese government may change these economic reforms or the Chinese legal system at any time. This could have an adverse effect on the Company’s operations and profitability.  Some of the factors that may have such an effect are:

•	Level of the government involvement in the economy;

•	Control of foreign exchange;

•	Methods of allocating resources;

•	Balance of payments position;

•	International trade restrictions; and

•	International conflict.

The Chinese economy differs from the economies of most countries belonging to the Organization for Economic Co-operation and Development, or OECD, in many ways.  As a result of these differences, the Company’s may not develop in the same way or at the same rate as might be expected if the Chinese economy were similar to those of the OECD member countries.

The Company’s business is largely subject to the uncertain legal environment in China and your ability to legally protect your investment may be limited.

The Chinese legal system is a civil law system based on written statutes. Unlike common law systems, precedents set in earlier legal cases are not generally used in the Chinese legal system. The overall effect of legislation enacted over the past 20 years has been to enhance the protections afforded to foreign invested enterprises in China. However, these laws, regulations and legal requirements are relatively recent and are evolving rapidly, and their interpretation and enforcement involve uncertainties. These uncertainties may limit the legal protections available to foreign investors, such as the right of foreign invested enterprises to hold licenses and permits such as requisite business licenses. In addition, most of the Company’s executive officers and directors are residents of China and not of the United States, and substantially all the assets of these persons are located outside the United States. As a result, it may be difficult, if not impossible, for investors to effect service of process in the United States, or to enforce a judgment obtained in the United States against the Company or any of these persons.

The Chinese government exerts substantial influence over the manner in which the Company must conduct its business activities.

China has only recently permitted provincial and local economic autonomy and private economic activities. The Chinese government has exercised and continues to exercise substantial control over virtually every sector of the Chinese economy through regulation and state ownership. The Company’s ability to operate in China may be harmed by changes in its economic policies and regulations, including those relating to taxation, import and export tariffs, environmental regulations, land use rights, property and other matters. The Company believes that its operations in China are in material compliance with all applicable legal and regulatory requirements.  However, the central or local governments of these jurisdictions may impose new, stricter regulations or interpretations of existing regulations that would require additional expenditures and efforts on the Company’s part to ensure compliance with such regulations or interpretations.

Accordingly, government actions in the future, including any decision not to continue to support recent economic reforms and to return to a more centrally planned economy or regional or local variations in the implementation of economic policies, may have a significant effect on economic conditions in China or particular regions thereof.

Future inflation in China may inhibit the Company’s activity to conduct business in China.

In recent years, the Chinese economy has experienced periods of rapid expansion and widely fluctuating rates of inflation.  These factors have led to the adoption by Chinese government, from time to time, of various austerity measures designed to restrict the availability of credit or regulate growth and constrain inflation.  High inflation may in the future cause the Chinese government to impose controls on credit and/or prices, or to take other action, which may inhibit economic activity in China, and thereby harm the market for the Company’s products.

Restrictions on currency exchange may limit the Company’s ability to receive and use its revenues effectively.

The majority of the Company’s revenues is denominated in Renminbi, and any future restrictions on currency exchange may limit the Company’s ability to use revenue generated in Renminbi to fund any future business activities outside China or to make other payments in U.S. dollars. Although the Chinese government introduced regulations in 1996 to allow greater convertibility of the Renminbi for current account transactions, significant restrictions still remain, including primarily the restriction that foreign invested enterprises may only buy, sell or remit foreign currencies after providing valid commercial documents at those banks in China authorized to conduct foreign exchange business. In addition, conversion of Renminbi for capital account items, including direct investment and loans, is subject to governmental approval in China, and companies are required to open and maintain separate foreign exchange accounts for capital account items.  The Company cannot be certain that the Chinese regulatory authorities will not impose more stringent restrictions on the convertibility of the Renminbi.

The value of the Company’s common stock may be affected by the foreign exchange rates between other currencies and Renminbi.

The value of the Company’s common stock may be affected by the foreign exchange rate between U.S. dollars and Renminbi. For example, to the extent that the Company needs to convert U.S. dollars into Renminbi for its operational needs and should the Renminbi appreciate against the U.S. dollar at that time, the Company’s financial position, its business and the price of its common stock may be harmed.  Conversely, if the Company decides to convert its Renminbi into U.S. dollars for the purpose of declaring dividends on its common stock or for other business purposes and the U.S. dollar appreciates against the Renminbi, the U.S. dollar equivalent of the Company’s  earnings from its subsidiaries in China would be reduced.

The Company’s business is regulated by the PRC farming authorities and the Company needs production permits and immunization certificates from the farming authorities to carry out its business. Any suspension, discontinuation or revocation of its current production permits or immunization certificates may materially and adversely impact the Company’s business.

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

Although relevant PRC laws require the Additive Premix Feed Production License to be inspected by the local government authority on an annual basis, the local government authority has not set up the procedures for the Company to proceed with such annual inspection for Taihong.  The local government authority has no requirement for Taihong to operate with such annual inspection records.  However, the Company cannot assure you that such practice will not change or that the Company will pass future annual inspections, if required by the relevant local government authority.

The Farming Bureau authorities have been strengthening their supervision over the breeder and feed businesses in the past years, and new PRC laws, rules and regulations may be introduced to impose additional requirements for relevant production permits or immunization certificates. The Company cannot assure you that its current production permits and immunization certificates will remain in effect in the future. Any suspension, discontinuation or revocation of the Company’s current production permits or immunization certificates may result in a material and adverse impact on the Company’s business, financial performance and prospects.

The Company may in the future be subject to claims and liabilities under environmental, health, safety and other laws and regulations, which could be significant.

The Company’s operations are subject to various laws and regulations, including those governing wastewater discharges and the use, storage, treatment and disposal of hazardous materials. The applicable requirements under these laws are subject to amendment, the imposition of new or additional requirements and changing interpretations by governmental agencies or courts. In addition, the Company anticipates increased regulation by various governmental agencies concerning food safety, use of medication in feed formulations, the disposal of animal by-products and wastewater discharges. Furthermore, business operations currently conducted by the Company or previously conducted by others at real property owned or operated by the Company, business operations of others at real property formerly owned or operated by the Company and the disposal of waste at third-party sites expose the Company to the risk of claims under environmental, health and safety laws and regulations. The Company may incur material costs or liabilities in connection with claims related to any of the foregoing. The discovery of presently unknown environmental conditions, changes in environmental, health, safety and other laws and regulations, enforcement of existing or new laws and regulations and other unanticipated events may give rise to expenditures and liabilities, including fines or penalties, that may have a material adverse effect on the Company’s business, operating results and financial condition.

Failure to comply with PRC regulations relating to corporate restructurings by PRC residents may have adverse effects on the Company’s business, results of operations and financial condition.

Six Chinese ministries jointly promulgated the Rules on Mergers with and Acquisitions of PRC Domestic Companies by Foreign Investors, or the M&A Rules, on August 8, 2006. The M&A Rules became effective on September 8, 2006 and were amended on June 22, 2009. The M&A Rules subject acquisitions of domestic companies by offshore special purpose vehicles, or SPVs, controlled by PRC residents, who at the same time are controlling shareholders of the domestic companies, or an Affiliated Acquisition, to the approval of Ministry of Commerce. There are also various stringent requirements applicable to foreign acquisition of domestic companies through SPVs under the M&A Rules.

The Company undertook a corporate restructuring in 2007 under which Bright Stand, a company owned by Mr. Kunio Yamamoto, acquired control of PRC Yuhe and Taihong from certain PRC resident shareholders, including Mr. Gao Zhentao.  At that time Mr. Yamamoto, the sole shareholder of Bright Stand, and Mr. Gao Zhentao, the Company’s chief executive officer, had a general, verbal and informal understanding pursuant to which all or part of the Company’s shares of common stock issued to Mr. Kunio Yamamoto would be transferred to Mr. Gao Zhentao in the future in consideration of Mr. Gao Zhentao’s commitment to management of the Company’s business operations and future achievement of the financial targets as set forth in the Make Good Agreement dated March 12, 2008. The purpose of the arrangement between Mr. Yamamoto and Mr. Gao Zhentao was to transfer Mr. Yamamoto’s shares to Mr. Gao Zhentao in exchange for the services that Mr. Gao Zhentao has rendered, which resulted in the strong performance of the Company in the years 2008 and 2009.

The general, verbal and informal understanding, together with the Company’s corporate restructuring in 2007, may be deemed to have been an acquisition of domestic companies by an offshore SPV controlled by a PRC resident depending on the interpretation and implementation by the relevant Chinese regulatory agencies. If so interpreted, the general, verbal and informal understanding, together with the Company’s corporate restructuring in 2007, may be considered to have been a failure to comply fully with the M&A Rules, as it could be deemed to be an Affiliated Acquisition without approval under the M&A Rules. In such case, the Chinese regulatory authorities could invalidate the Company’s corporate restructuring conducted in 2007, impose fines and sanctions on the Company’s operations in China, limit the Company’s operating privileges in China, delay or restrict the repatriation of the proceeds from any public offerings into China, restrict or prohibit payment or remittance of dividends by the Company’s PRC subsidiaries to the Company or take other actions that could have a material and adverse effect on the Company’s business, financial condition or results of operations, as well as on the trading price of the Company’s common stock.

Failure to comply with the recent PRC foreign exchange regulations relating to the establishment of offshore special purpose companies by PRC residents, mergers with and acquisitions of PRC domestic companies by foreign investors, and relevant approval and registration requirements may subject the Company’s PRC resident beneficial owners to personal liability, limit the Company’s ability to inject capital into the Company’s PRC subsidiaries, limit the Company’s subsidiaries’ ability to increase their registered capital or distribute profits to the Company, or otherwise adversely affect the Company.

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

The Company has requested that its current shareholders and/or beneficial owners disclose whether they or their shareholders or beneficial owners fall within the ambit of the SAFE notice and urge those who are PRC residents to register with the local SAFE branch as required under the SAFE notice.  However, the Company cannot assure you that all of its shareholders and beneficial owners who are PRC residents will comply with the Company’s request to make, obtain or update any applicable registrations or comply with other requirements required by the SAFE notice or other related rules.  In case of any non-compliance by any of the Company’s PRC resident shareholders or beneficial owners, the Company’s PRC subsidiaries and such shareholders and beneficial owners may be subject to fines and other legal sanctions, including restrictions on the Company’s ability to contribute additional capital to its PRC subsidiaries and its PRC subsidiaries’ ability to distribute dividends to its offshore holding companies, which would adversely affect the Company’s business, financial condition and results of operations.

 The Company’s construction projects may be challenged by the relevant government agencies.

The Company has not obtained relevant government approvals and permits, including the planning permit, construction permit and the environmental permit, with respect to two of its projects involving the construction of breeder farm and feed stock production.  The constructions of these two projects may be challenged by relevant governmental authorities and the Company’s business operations may be interrupted or suspended.

Further approvals are required for the land that the Company leases from village committees.

The Company has entered into several land lease agreements respectively with certain local village committees in Weifang city for use of certain land owned by such villages. According to relevant PRC law, prior to entering into the lease agreements with the Company, the village committees must obtain the consent of at least two-thirds of the members of the respective village as well as the approval of the relevant people’s government. However, these village committees have not completed the required consent and approval procedures. Although the Company has not received any notice from any governmental authorities challenging the validity of these lease agreements, the Company cannot assure you that its use of the leased land will not be challenged in the future, which may adversely affect the Company’s business, results of operations and financial condition.

 The Company may have to make up the unpaid social insurance and housing funds for its employees.

The Company has made the required pension payments for its employees who have employment contracts with PRC Yuhe or Taihong.  However, the Company has been delinquent in certain social insurance and employee housing fund payments to its employees in an amount of approximately $440,854 as of December 31, 2009 and $587,808 as of December 31, 2010.  The Company has accordingly made accruals of $370,387 and $499,290 for employee social insurance and $70,467 and $88,518 for employee housing fund for 2009 and 2010, respectively.  The Company may be required to make up the unpaid compulsory social insurance and housing fund payments, and the Company may also be subject to administrative penalties with respect to these amounts, as may be determined by the government authorities. If the Company is required to pay such amounts, its business, results of operations and financial condition may be adversely affected.

RISKS RELATED TO THE COMPANY’S COMMON STOCK

The Company’s quarterly results may be volatile.

The Company’s operating results have varied on a quarterly basis during its operating history and are likely to fluctuate significantly in the future. Many factors could cause the Company’s revenues and operating results to vary significantly in the future, including factors that are outside of the Company’s control. Accordingly, the Company believes that quarter-to-quarter comparisons of its operating results are not necessarily meaningful. Investors should not rely on the results of one quarter as an indication of the Company’s future performance. If the Company’s results of operations in any quarter do not meet analysts’ expectations, the Company’s stock price may materially decrease.

Past incomplete disclosures may cause certain investors to rescind their past investment in us.

The Company filed a Form 10-K/A (Amendment No. 1) on October 15, 2010 to amend its previous SEC filings to supplement certain disclosures with respect to a general, verbal and informal understanding between Mr. Gao Zhentao and Mr. Kunio Yamamoto at the time of a share transfer agreement dated October 18, 2007. Pursuant to such understanding, all or part of the shares of the Company’s common stock issued to Mr. Kunio Yamamoto would be transferred to Mr. Gao Zhentao in the future in consideration of Mr. Gao Zhentao’s commitment to management of the Company’s business operations and future achievement of the financial targets set forth in a Make Good Agreement on March 12, 2008. The general, verbal and informal understanding may result in invalidation of the Company’s corporate restructuring in 2007 as described in the risk factor entitled “Failure to comply with PRC regulations relating to the establishment of offshore special purpose companies and corporate restructuring by PRC residents may have adverse effects on the Company’s business, results of operations and financial conditions.” Such past incomplete disclosure may cause investors who purchased the Company’s shares pursuant to the Registration Statement on Form S-1 filed with the SEC on May 12, 2008, as amended, to rescind their purchase of the Company’s shares based on the Registration Statement on Form S-1, in which case the Company’s may be required to purchase from such investors their shares at their initial purchase price. This may have an adverse effect on the Company’s business, financial condition or results of operations, as well as on the trading price of the Company’s common stock.

The Company may issue additional shares of its capital stock to raise capital or complete acquisitions, which would reduce the equity interest of the Company’s stockholders.

The Company’s articles of incorporation authorize the issuance of up to 500,000,000 shares of common stock and 1,000,000 shares of preferred stock, par value $0.001 per share. The Company completed a shelf registration on Form S-3 (File No. 333-167246), which was filed with the Securities and Exchange Commission on June 2, 2010, and became effective June 23, 2010. Under the shelf registration statement, the Company may, from time to time, sell up to $40,000,000 in aggregate of common stock. On November 2, 2010, the Company completed a public offering from the shelf registration of 4,140,000 shares of common stock at a price of $7.00 per share, after the underwriters have exercised the over-allotment option in connection with the public offering. As of March 1, 2011, there were approximately 479,750,437 authorized and unissued shares of the Company’s common stock that have not been reserved and are available for future issuance. The Company has no commitments as of December 31, 2010 to issue any of the Company’s securities in connection with an acquisition. However, the Company may issue a substantial number of additional shares of the Company’s common stock in the future to complete a business combination or to raise capital. The issuance of additional shares of the Company’s common stock:

•	may significantly reduce the equity interest of the Company’s existing stockholders; and

•	may adversely affect prevailing market prices for the Company’s common stock.

The Company has not paid dividends in the past and does not expect to pay dividends in the future. Any return on investment may be limited to the value of the Company’s common stock.

Other than the dividend of $3.088 per share that the Company paid to its shareholders in November 2007 as required by a stock purchase agreement between the Company and Halter Financial Investments, L.P., the Company has not declared dividends or paid cash dividends on the Company’s common stock and does not anticipate doing so in the foreseeable future. The payment of dividends on the Company’s common stock will depend on its earnings, financial condition and other business and economic factors affecting the Company at such time as the board of directors may consider relevant. If the Company does not pay dividends, the Company’s common stock may be less valuable because a return on your investment will only occur when the Company’s stock price appreciates.

Capital outflow policies in China may hamper the Company’s ability to declare and pay dividends to its stockholders.

China has adopted currency and capital transfer regulations. These regulations may require the Company to comply with complex regulations for the movement of capital. Although the Company’s management believes that it will be in compliance with these regulations, should these regulations or the interpretation of them by courts or regulatory agencies change, the Company may not be able to pay dividends to its stockholders outside of China. In addition, under current Chinese law, the Company must retain a reserve equal to 10% of net income after taxes, not to exceed 50% of registered capital. Accordingly, this reserve will not be available to be distributed as dividends to the Company’s stockholders. The Company presently does not intend to pay dividends for the foreseeable future. The Company’s board of directors intends to follow a policy of retaining all of its earnings to finance the development and execution of its strategy and the expansion of its business.

The Company’s management may have broad discretion as to the use of the net proceeds from any offering of its common stock and may allocate the net proceeds of an offering in ways that you or other stockholders may not approve.

The Company has not determined the specific uses of the proceeds of any offering of its common stock or the amounts or timing of these expenditures. Failure by the Company’s management to apply these funds effectively may adversely affect the Company’s ability to maintain and expand its business. In the event that management does not apply these funds effectively, your investment in the Company’s common stock may not result in a favorable return.

One stockholder controls approximately 35.7% of the voting power of the Company’s common stock and, as a result, he may exercise voting control and be able to take actions that may be adverse to your interests.

Mr. Gao Zhentao beneficially controlled approximately 35.7% of the voting power of the Company’s issued and outstanding common stock as of March 30, 2011. This concentration of share ownership may adversely affect the trading price of the Company’s common stock because investors often perceive a disadvantage in owning shares in a company with one significant stockholder. Mr. Gao Zhentao has the ability to significantly influence the outcome of all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as mergers, consolidations or the sale of substantially all of the Company’s assets. This concentration of ownership may have the effect of delaying or preventing a change of control, including a merger, consolidation or other business combination involving the Company, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control.

The Company’s common stock may be affected by limited trading volume and may fluctuate significantly.

The Company’s common stock is traded on the Nasdaq Capital Market. Although an active trading market has developed for the Company’s common stock, there can be no assurance that an active trading market for the Company’s common stock will be sustained. Failure to maintain an active trading market for the Company’s common stock may adversely affect its stockholders’ ability to sell the Company’s common stock in short time periods, or at all. In addition, sales of substantial amounts of the Company’s common stock in the public market could harm the market price of the Company’s common stock. The Company’s common stock has experienced, and may experience in the future, significant price and volume fluctuations, which could adversely affect the market price of the Company’s common stock.

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

PRC Yuhe owns the land use rights to five parcels of land in Weifang, Shandong Province, totaling approximately 182,622 square meters. PRC Yuhe has obtained from the relevant governmental authorities the Land Use Right Certificates of these five parcels of land. PRC Yuhe has also obtained Building Ownership Certificates for all the buildings and fixtures erected on those aforementioned five parcels of land. The first parcel comprises 25,040 square meters and is the location of Hatchery No. 1 operated by PRC Yuhe. The second parcel of property comprises 31,450 square meters and is the location of the Company’s corporate headquarters and living quarters for the Company’s staff. On July 5, 2010, the local State Land and Resource Bureau in Weifang city reclaimed the second parcel of property and paid the Company RMB27,239,800, equivalent to approximately $4,119,877, as compensation. The Company acquired this parcel of property in January 2003, and paid RMB 9,089,050, equivalent to approximately $1,374,671, for the acquisition. The Company’s headquarters and living quarters are now located in Hatchery No. 1. The third parcel comprises 21,470 square meters which, together with all the buildings erected on it, has been leased to Taihong for its operation of the feed mill. The exclusive rights to use each of the foregoing three parcels of land are valid for a period of 50 years and will expire in 2052 and 2053. The fourth parcel of property comprises 24,636 square meters and is the location of Hatchery No. 2 operated by PRC Yuhe. The exclusive rights to use the fourth parcel of land are valid for a period of 50 years and will expire in 2057. The fifth parcel of property comprises of 80,026 square meters and the Company is in the process of applying for a land use certificate

As to the other 43 breeder farms, Yuhe PRC does not directly own land or land use rights for these breeder farms, but leases approximately 1,874,276 square meters of land to house these farms. PRC Yuhe has built on the leased land various buildings to house its breeder farms. These buildings are considered temporary structures. Because PRC Yuhe does not own these lands for these 43 breeder farms, it did not apply for and was not granted the Land Use Right Certificate and Building Ownership Certificate for these breeder farm lands it leased and the buildings it has erected on the leased land. However, PRC Yuhe has the right to use the breeder farm lands as specified in the Lease Agreement, which typically last about twenty to forty years. During the term of the relevant Lease Agreement, all the buildings and fixtures erected by PRC Yuhe on the leased breeder farm lands are protected by PRC law and PRC Yuhe can freely dispose of them.

As of December 31, 2010, both PRC Yuhe and Taihong are not covered by any insurance. It is the Company’s understanding that other large agricultural factory entities in China in the same industry are not covered by insurance as well. The Company would like to insure both day-old broilers and parent breeders, which are its main asset; however, such insurance policies are not available in China.

As of December 31, 2010, the Company had capital commitments amounting to $8,481,805 in relation to the construction cost, land acquisition and farm acquisition for PRC Yuhe and the Company paid deposits of $33,921,510 related to these commitments and recorded under Deposits paid for acquisition of long term assets and Plant and equipment.  Further details are set out in the consolidated financial statements.

The following is a summary of some of the Company’s investment in acquisition of land and farm construction as of December 31, 2010.

Acquisition of 13 Breeder Farms

On December 24, 2009, PRC Yuhe entered into an agreement to purchase thirteen breeder farms for a total consideration of $15,709,792, equivalent to approximately RMB 103,870,000.  As of December 31, 2010, PRC Yuhe has paid 80% of the total consideration, or $12,553,314, equivalent to approximately RMB 83,000,000. The remaining balance of $3,156,478, equivalent to approximately RMB 20,870,000, is expected to be paid by the end of December 2011. The farms cover a total area of 37 hectares (560 mu), for which PRC Yuhe acquired all the ground buildings as well as the land use rights for 36 years. The purchase price also includes in-house breeding facilities which supply feed, water and air to the parent breeders. In addition to the purchase price, the Company expects to spend approximately $2.49 million in renovation of the facilities.

Acquisition of 5 Breeder Farms

On July 14, 2010, PRC Yuhe entered into an asset purchase agreement, the Haicheng Purchase Agreement, with Liaoning Haicheng Songsen Stock Farming and Feed Co., Ltd., or Haicheng Songsen, and Mr. Jiang Zhaolin, the controlling shareholder of Haicheng Songsen. Neither Haicheng Songsen nor Mr. Jiang Zhaolin is affiliated with the Company.

Pursuant to the Haicheng Purchase Agreement, PRC Yuhe agreed to buy certain assets of Haicheng Songsen, including five breeder farms with a total area of approximately 52 acres and total building coverage of approximately 63,174.1 square meters in Haicheng, Liaoning Province, China, for a purchase price of $3,214,335, equivalent to approximately RMB 21,252,540. As of December 31, 2010, PRC Yuhe had paid $2,458,111, equivalent to approximately RMB 16,252,540. The remaining balance of $756,224, equivalent to approximately RMB 5,000,000, is expected to be paid by the end of August 2011. Concurrent with the purchase, the Company issued 300,000 restricted shares of its common stock to Mr. Jiang Zhaolin pursuant to a service agreement, or the Service Agreement, between PRC Yuhe and Mr. Jiang Zhaolin. Pursuant to the Service Agreement, Mr. Jiang Zhaolin agreed to provide PRC Yuhe with certain services related to completion and closing of the Transaction in consideration for certain number of the restricted shares of common stock of the Company calculated at a price of $10.00 per share with total consideration equivalent to approximately RMB 20 million.  On the issuance date, the 300,000 restricted shares were valued at $2,736,000, based on the closing price of $9.12 on that day.

Acquisition of 10 Breeder Farms

On December 31, 2010, PRC Yuhe entered into an asset purchase agreement, collectively, the Purchase Agreements, with each of Mr. Liu Tiezhu, Mr. Liu Kaichun, Mr. Luo Xingshi, Mr. Xu Zhenming, Mr. Shan Jichun and Mr. Xin Yubin, collectively, the Sellers.  All Sellers are unaffiliated with the Company. Pursuant to the Purchase Agreements, PRC Yuhe agreed to purchase from the Sellers, and each of the Sellers has agreed to sell, certain assets, including, in the aggregate, ten breeder farms with an area of 558.4 mu, approximately 91.0 acres and building coverage of approximately 136,740 square meters in Henan and Liaoning provinces of China, for an aggregate purchase price of approximately RMB 108.7 million, or approximately $16.4 million. Mr. Xu Yubin will receive approximately 431,848 restricted shares of the Company’s common stock calculated at a price of $10 per share with total consideration equal to approximately RMB28.6 million, or approximately $4.3 million. These restricted shares, which have not yet been issued, will be subject to a six-month lock-up period. The other five Sellers will receive an aggregate cash consideration of approximately RMB 80.1 million, or approximately $12.1 million. The Purchase Agreements are subject to customary closing conditions and are expected to be closed in the first half of 2011.

Purchase of Land Use Right and Construction for Hatchery No. 4

On December 26, 2009, PRC Yuhe entered into an agreement to purchase land use rights and buildings on this land targeted for hatchery farm No. 4 for a total consideration of $3,024,895, equivalent to approximately RMB 20,000,000. The land use right is for 50 years.  As of December 31, 2010, full payment had already been made. PRC Yuhe plans to build hatchery farm No. 4 on this piece of land.

On November 5, 2010, PRC Yuhe entered into a construction agreement with a contractor to build hatchery farm No. 4 for a total consideration of $8,741,946, equivalent to approximately RMB57.8million. Construction has started and the Company has paid $6,993,557, equivalent to approximately RMB46.24 million. The residual scheduled payment is $1,748,389, equivalent to approximately RMB11.56 million, and is scheduled to be paid three months after completion of construction.

Equipment foundation, installation and construction for Hatchery No. 3

On July 15, 2010, PRC Yuhe entered into a construction agreement with a contractor to build the infrastructure and equipment installation project for its hatchery farm No. 3 for a total consideration of $600,442, equivalent to approximately RMB3.97 million. The construction has started and the Company has paid $545,994, equivalent to approximately RMB3.61 million. The outstanding payment is $54,448, equivalent to approximately RMB 0.36 million, and is scheduled to be paid within three months after completion of the construction.

Equipment Leasing and Rental Arrangement

On November 11, 2008, Weifang Yuhe Poultry Co., Ltd. (“PRC Yuhe” or the “Lessor”), the Company’s wholly-owned subsidiary, entered into a lease contract with Shandong Nongbiao Purina Feed Co., Ltd. (the “Lessee”) for the lease of land, buildings and equipment with a term of 10 years and annual rental payments of RMB 1.5 million, equivalent to approximately $219,390. According to the lease contract, the Lessor would purchase new equipment for RMB 10 million, equivalent to approximately $1.5 million to be installed in the leased building, and such RMB 10 million, equivalent to approximately $1.5 million would be paid to the Lessor by the Lessee as rental prepayment under the lease contract.

By December 31, 2009, the Lessee had paid the Lessor RMB 7,863,000, equivalent to approximately $1.2 million, to be used for purchasing equipment and rental payment for land and building, which amount was treated as rental prepayment by the Lessee. This prepayment included two parts: (i) equipment rental, in the amount of RMB 4,164,390, equivalent to approximately $608,750, under “Minimum lease payments receivable” and (ii) rental for land and building, in the amount of RMB 3,698,610, equivalent to approximately $543,913.  The Company will have received RMB10 million, equivalent to approximately $1.5 million, from the Lessee as rental payment by the end of the 10-year lease term, which amount the Company will use to upgrade the feed facility.

By December 31, 2010, the Lessee had paid the Lessor RMB10,000,000, equivalent to approximately $1.5 million, to PRC Yuhe as rental payment. In this receipt, RMB 4,740,000, equivalent to approximately $716,900, was recorded as advances from customers and RMB5,260,000, equivalent to approximately $795,547, was credited to minimum lease payments receivable.

In connection with the execution of the Agreements, Shandong Yuhe Food Group Co., Ltd., “Yuhe Group”, a PRC company based in Shandong Province, would be the guarantor of PRC Yuhe for RMB 4,500,000, equivalent to approximately $658,000, for the first five years and for RMB 3,000,000, equivalent to approximately $439,000, for the next five years. No guarantee fee is required according to the above Agreements.

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

ITEM 4.   RESERVED.

PART II

ITEM 5.   MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Prior to October 30, 2009, the Company’s common stock was quoted on the NASDAQ’s Over-the-Counter Bulletin Board under the symbol “YUII.OB.” The following table sets forth the range of the high and low closing bid prices of its common stock for the periods indicated.

	High	Low
Fiscal 2009
First Quarter	4.00	0.75
Second Quarter	4.10	2.00
Third Quarter	6.14	3.48
Fourth Quarter (though October 29, 2009)	6.55	5.80

On October 30, 2009, our common stock commenced trading on the NASDAQ Capital Market under the symbol “YUII.” The following table sets forth the range of the high and low closing sale prices of our common stock on the NASDAQ Capital Market for the periods indicated.

	High	Low
Fiscal 2009
Fourth Quarter (from October 30, 2009)	$9.45	$5.71

Fiscal 2010
First Quarter	12.28	$8.88
Second Quarter	10.10	7.16
Third Quarter	9.50	6.12
Fourth Quarter	10.67	7.17

The most recent market trade of the Company’s common stock occurred on March 30, 2011 at the price of $7.00 per share.

As of December 31, 2010, there were 20,249,563 shares outstanding.

Securities Authorized for Issuance under Equity Compensation Plans

Other than 383,151 shares of common stock reserved for the stock option granted to Mr. Gang Hu, Mr. Peter Li, Mr. Liu Yaojun and Mr. Greg Huett in June 2008, the Company has not reserved any securities for issuance under any equity compensation plan, as it currently has not adopted any equity compensation plan.

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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

       You should read the following description of the Company’s results of operations and financial condition in conjunction with the Company’s audited consolidated financial statements presented in this report. Unless otherwise specified, all dollar amounts are in U.S. dollars.

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

The following is a discussion of the Company’s results of operations for the year ended December 31, 2010 compared to the year ended December 31, 2009.

The Year Ended December 31, 2010 Compared to the Year Ended December 31, 2009

Year to Date	All amounts,	As a	All amounts,	As a	Increase/	Increase/
	other than	percentage of	other than	percentage of	(Decrease)	(Decrease)
	percentage, in $	net revenues	percentage, in $	net revenues	Dollar ($)	Percentage
	For the year	For the year	For the year	For the year	For the year	For the year
	ended	ended	ended	ended	ended	ended
	December 31	December 31	December 31	December 31	December 31	December 31
	2010	2010	2009	2009	2010	2010
			(As reported)		(As reported)%
Net revenue	67,480,359	100.00%	47,245,758	100.00%	20,234,601	42.83%
Cost of revenue	43,289,031	64.15%	30,504,187	64.56%	12,784,844	41.91%
Gross profit	24,191,328	35.85%	16,741,571	35.44%	7,449,757	44.50%
Selling expenses	731,401	1.08%	434,056	0.92%	297,345	68.50%
General and administrative expenses	57,680,767	85.48%	2,963,536	6.27%	54,717,231	1846.35%
Income (loss) from operations	(34,220,840)	-50.71%	13,343,979	28.24%	(47,564,819)	-356.45%
Interest income	35,519	0.05%	237	0.00%	35,282	14886.92%
Other (expense) income	5,699	0.01%	849	0.00%	4,850	571.26%
Gain (loss) on disposal of fixed assets	238,412	0.35%	24,567	0.05%	213,845	870.46%
Investment income	15,744	0.02%	15,522	0.03%	222	1.43%
Interest expense	401,388	0.59%	608,789	1.29%	(207,751)	-34.13%
Income tax benefit (expense)	10,843	0.02%	(17,756)	0.04%	28,599	161.07%
Net income (loss)	(34,337,347)	-50.88%	12,794,121	27.08%	(47,131,468)	-368.38%

The Company has consolidated the results of PRC Yuhe and Taihong into its Consolidated Financial Statements from January 1, 2010 to December 31, 2010.

Net revenue. Sales revenue amounted to $67.48 million for the year ended December 31, 2010, an increase of $20.23 million, or 43%, from $47.25 million for the year ended December 31, 2009. The revenue increase was driven by the increase in sales volume of the Company’s day-old broilers of 35.8 million birds, or 33%, from 109.9 million birds in 2009 to 145.7 million birds in 2010, as a result of capacity expansion in 2009 and 2010. In addition, an increase in average unit selling price contributed to the growth of net revenue. The average selling price of day-old broilers increased by 9% from RMB 2.74 per bird for the year ended December 31, 2009 to RMB 2.97 per bird in 2010, due to (i) less demand and more supplies of day-old broilers in 2009 as a result of the import of large numbers of parent broilers after the outbreak of bird flu in 2007, and the fact that the productivity of such imported parent broilers reached their peak in 2009, while the day-old broilers supply and demand ratio returned to the normal level in 2010; and (ii) the increase in feed prices resulting in the increase in the price of chicken meat and commercial broilers and, consequently, the increase in the price of day-old broilers in 2010.

$63.92 million, or 94.73%, of the total net revenue came from sales of day-old broilers; $2.55 million, or 3.77% of the total net revenue in 2010, came from sale of the retired parent breeders, which contributed to gross income of $816,963 for 2010; $0.45 million, or 0.66% of the total net revenue in 2010, came from sales of non-fecundated eggs; $0.38 million, or 0.57% of the total net revenue in 2010, came from chicken dung and other business; and $0.18 million, or 0.27% of the total net revenue in 2010, came from external feed sales of Taihong.

Cost of revenues. The Company’s cost of revenues increased by $12.78 million, or 41.9%, to $43.29 million for the year ended December 31, 2010 from $30.50 million for the year ended December 31, 2009. The increase in the cost of revenues was mainly driven by the increase in sales volume of day-old broilers and the increased average unit cost per bird. The average unit cost per bird increased by RMB 0.17, or 10%, from RMB 1.77 per bird in 2009 to RMB 1.94 per bird in 2010 for the year ended December 31. The increase in the average unit cost per bird was driven by the higher cost of corn and other raw materials in the year ended December 31, 2010. Cost of corn increased to RMB 2.04 per kilogram for the year ended December 31, 2010 from RMB 1.70 per kilogram in the same period of 2009, and the unit cost per external egg increased to RMB 1.37 for the year ended December 31, 2010 from RMB 1.11 for the same period of 2009. The percentage of cost of revenues in the net revenues decreased by 0.41%, from 64.56% for the year ended December 31, 2009, to 64.15% for the year ended December 31, 2010.

Gross profit. The Company’s gross profit increased by $7.45 million, or 44.5%, to $24.19 million for the year ended December 31, 2010, from $16.74 million for the year ended December 31, 2009.  Gross profit as a percentage of net revenues was 35.85% for the year ended December 31, 2010, as compared to 35.44% for the year ended December 31, 2009.

General and administrative expenses. The general and administrative expenses increased by $54.72 million to $57.68 million for the year ended December 31, 2010, from $2.96 million for the year ended December 31, 2009. The increase in general and administrative expenses was mainly due to stock-based compensation expense of $53.81 million deriving from the share transfer between Mr. Kunio Yamamoto and Mr. Gao Zhentao. The stock-based compensation represented 79.70% of sales revenue in 2010. Such non-cash compensation charge is not expected to recur. The purpose of the arrangement between Mr. Yamamoto and Mr. Gao Zhentao was to transfer Mr. Yamamoto’s shares to Mr. Gao Zhentao in exchange for the services that Mr. Gao Zhentao has rendered, which resulted in the strong performance of the Company in the years 2008 and 2009. Excluding stock-based compensation expense, general and administrative expenses were $3.90 million for the year ended December 31, 2010. The increase in general and administrative expense (other than stock-based compensation) was mainly due to (1) the increase of certain public company related expenses by $0.24 million for the year ended December 31, 2010, (2) the increase of expenses of $0.26 million that was recognized as prepaid expense previously; (3) the repayment of $0.21 million of offering cost deriving from the Company’s public offering, and (4) the increase of auditing and advisory expenses by $0.17 million.

The general and administrative expenses comprised of stock-based compensation of $53.81 million deriving from the share transfer between Mr. Kunio Yamamoto and Mr. Gao Zhentao, representing 93% of the total general and administrative expenses; human resources and related expenses of $1.67 million, representing 2.9% of the total general and administrative expenses; facilities and utility expenses of $0.59 million, representing 1% of the total general and administrative expense; transportation costs of $0.14 million, representing 0.2% of the total general and administrative expenses, auditing, legal service and advisory expenses of $0.92 million representing 1.6% of the total general and administrative expenses; travel administrative expenses of $0.43 million representing 0.7% of the total general and administrative expenses and tax expenses of $0.11 million representing 0.2% of the total general and administrative expenses.

Selling Expenses. The Company’s selling expenses increased by $297,345, or 68.50%, to $731,401 for the year ended December 31, 2010 from $434,056 for the same period of 2009. Selling expenses comprised mainly of packaging and transportation expenses of $592,658, representing 81% of the total selling expenses; human resources and related expenses of $31,595, representing 4% of the total selling expenses; and travel and office expenses of $107,148, representing 15% of the total selling expense. The increase in selling expenses was primarily due to the increase in sales volume and the increase in packaging cost. The increase in packaging cost was due to higher unit cost of the packaging boxes that rose by RMB 0.30, or 10%, to RMB 3.35 per box in the year ended December 31, 2010 from RMB 3.05 per box in the same period of 2009. In addition, the portion of packaging boxes provided by the Company increased to 33% in the months ended December 31, 2010 from 51% in the same period in 2009, up 67% in volume. Because parts of packaging boxes can be used repeatedly, the portion of packaging boxes provided by the Company would be gradually trending down. As a percentage of net revenues, selling expenses increased by 0.16%, to 1.08% for the year ended December 31, 2010 from 0.92% for the same period of 2009.

Interest expenses. Interest expenses decreased by $207,751, or 34.1%, to $401,038 for the year ended December 31, 2010 from $608,789 for the year ended December 31, 2009. The Company’s interest expenses related to loans have decreased during the year ended December 31, 2010. Excluding capitalized interest, interest expenses on bank loans would have been $931,952 for the year ended December 31, 2010 and $1,272,000 for the year ended December 31, 2009. This decrease in interest expenses of $340,048 was due to the lower average interest rate of 7.56% for the year ended December 31, 2010, compared with the varying interest rates between 8.64% and 13.82% for the same period of 2009.

Net profit. Net profit decreased by $47.13 million to a net loss of $34.34 million for the year ended December 31, 2010 from net profit of $12.79 million for the year ended December 31, 2009, primarily due to the impact of non-cash stock-based compensation. Excluding this impact of non-cash stock-based compensation, net profit increased by $6.67 million, or 49.36%, to $20.20 million for the year ended December 31, 2010 from $13.52 million for the year ended December 31, 2009.

Non-GAAP Disclosure

To supplement the Company’s consolidated financial results presented in accordance with U.S. GAAP, the Company uses the following non-GAAP measures: adjusted net income, adjusted earnings per share, adjusted operating income and adjusted general and administrative expense. These measures represent net income, earnings per share, operating income and general and administrative expense, respectively, as adjusted to exclude share-based compensation expense deriving from the share transfer between Mr. Kunio Yamamoto and Mr. Gao Zhentao. Set forth below is a reconciliation of each of these non-GAAP measures to the most closely related GAAP measures:

	2010	2009
Net income (GAAP)	$(34,337,347)	$12,794,121
Stock-based compensation	53,806,061	-
Adjusted net income (Non-GAAP)	$19,468,714	$12,794,121

Earnings per share (GAAP)
Basic	$(2.06)	$0.81
Diluted (Anti-dilutive)	$(2.06)	$0.81
Earnings per share (Non-GAAP)
Basic	$1.17	$0.81
Diluted	$1.15	$0.81
Weighted average shares outstanding
Basic	16,672,957	15,722,180
Diluted	16,913,054	15,792,540

Operating income (GAAP)	$(34,220,840)	$13,343,979
Stock-based compensation	53,806,061	-
Adjusted operating income (Non-GAAP)	$19,585,221	$13,343,979

General and administrative expense (GAAP)	$57,680,767	$2,963,536
Stock-based compensation	53,806,061	-
Adjusted general and administrative expense (Non-GAAP)	$3,874,707	$2,963,536

The Company believes that, in conjunction with GAAP financial measures, these non-GAAP measures provide meaningful supplemental information regarding its performance and liquidity and both management and investors benefit from referring to these non-GAAP measures in assessing the Company’s performance and when planning and forecasting future periods. The calculation of these non-GAAP measures allows the Company to compare its operating results with those of other companies without giving effect to expenses related to stock-based compensation, which may vary for different companies for reasons unrelated to the overall operating performance of a company’s business.

These non-GAAP measures are not meant to be considered in isolation or as a substitute for items appearing on the Company’s consolidated financial statements prepared in accordance with U.S. GAAP. Rather, the non-GAAP measures should be used as a supplement to U.S. GAAP results to assist the reader in better understanding the operational performance of the Company. The Company recognizes that the usefulness of these non-GAAP measures has certain limitations, including the fact that the manner in which the Company calculates these non-GAAP measures may differ from that of other companies, which limits their usefulness as comparative measures.

Liquidity and Capital Resources

The Company expects that its strong working capital of $24.46 million and positive cash flow of $17.41 million generated from operating activities as of December 31, 2010 will meet its working capital requirements sufficiently for the next 12 months from the date of this report. In the fourth quarter of fiscal year 2010, the Company renewed eleven bank loans for a total amount of $11.69 million, which will expire on November 16 and November 20, 2011.

The Company has entered into a fixed annual interest rate agreement on these bank loans at a reduced rate of 7.78% and 7.23%, compared with the previous variable interest rates ranging from 8.64% to 13.82% .

On May 17, 2010, the Company paid off a bank loan in the amount of $298,592, equivalent to approximately RMB 2,000,000. The outstanding bank loan balance was approximately $11.99 million as of December 31, 2010. Under the renewed terms of the bank loans, the Company’s average bank loan interest rate will be reduced from 10.8% to 7.72%. The Company expects to reduce interest expense prior to any capitalized interest from approximately $1.2 million per annum, equivalent to approximately RMB8.2 million, to $0.93 million per annum, equivalent to approximately RMB 6.1 million.

General

As of December 31, 2010, the Company had cash and cash equivalents of approximately $34.54 million. The following table provides detailed information about the Company’s net cash flow for the year ended December 31, 2010.

Year ended
December 31, 2010
Net cash provided by operating activities	$17,413,467
Net cash used in investing activities	(24,873,309)
Net cash provided by financing activities	27,598,761
Effect of foreign currency translation on cash	355,592
Net cash inflow	20,494,511
Cash at beginning of period	14,047,147
Cash at end of period	$34,541,658

Operating Activities. Net cash provided by operating activities was $17.41 million for the year ended December 31, 2010 reflecting a net loss of $34.34 million, offset by non-cash adjustments for depreciation and amortization of $2.56 million and share-based compensation of $54.53 million, and an increase in inventories of $6.07 million.

Investing Activities. Net cash used in investing activities for the year ended December 31, 2010 was $24.87 million. It was comprised primarily of capital expenditures of $25.30 million related to the construction and purchase of breeder farms and equipment purchase. The following is a summary of the $25.30 million cash spent on capital expenditure:

Year ended
December 31, 2010
Deposits paid for construction of breeding farm	$9,570,908
Deposits paid for acquisition of farm	15,077,367
Purchase of equipment	654,719
Total deposit paid and acquisition of property, plant and equipment	$25,302,994

Financing Activities. Net cash provided by financing activities for the year ended December 31, 2010 was $27.60 million, primarily attributable to net proceeds from the sale of common stock of $27.08 million in November 2010. Proceeds from loans payable were $11.40 million, offset by repayment of loan payable of $10.89 million.

Loan Facilities

 As at December 31, 2010, maturities of the Company’s bank loans and a loan from director are as follows:

As of December 31, 2010
1 year	11,993,708
2 years	-
$11,993,708

All amounts, other than percentages, are in U.S. dollars

Type	Contracting Party	Valid period	Duration	Amount

Bank loan	China Merchants Bank Weifang Branch	Nov 17, 2010-Nov 16, 2011	12 months	$1,512,447
Bank loan	Nansun Rural Credit Cooperative Association	Nov 26, 2010-Nov 20, 2011	12 months	4,325,600
Bank loan	Nansun Rural Credit Cooperative Association	Nov 27, 2010-Nov 20, 2011	12 months	5,853,172
Loan from director	Hanting Rural Credit Cooperative Association	Nov 27, 2009-Nov 26, 2011	24 months	302,489
Total				$11,993,708

The purpose of these short-term loans was to provide more liquidity. The Company has twelve loan facilities from two institutional lenders and one director and the following are the material terms of such bank loans:

Loan from China Merchants Bank Weifang Branch:
On November 11, 2010, PRC Yuhe renewed the loan agreement with China Merchants Bank Weifang Branch. Pursuant to the loan agreement, China Merchants Bank Weifang Branch loaned PRC Yuhe $1,512,447 at an interest rate of 7.23% per annum. PRC Yuhe is obligated under such loan agreement to pay interest monthly and repay the loan on its maturity date of November 16, 2011. The loan is guaranteed by Yuhe Food Group, Mr. Gao Zhentao and Mr. Gao Zhenbo.

Loans from Nansun Rural Credit:
PRC Yuhe renewed four loan agreements with Nansun Rural Credit Cooperative Association on November 26, 2010.  The interest rate of the renewed loan agreements is 7.78% per annum, reduced from the original interest rate of 13.82% due to government policy support. The total amount of these four bank loans is $4,325,600.

Taihong renewed six loan agreements with Nansun Rural Credit Cooperative Association on November 27, 2010.  The interest rate of the renewed loan agreements is 7.78% per annum, reduced from the original interest rate of 13.82% due to government policy support. The total amount of these four bank loans is $5,853,172.

Loan from director:

The loan from director was borrowed from Mr. Gao Zhentao who is the CEO of the Company. He borrowed the loan from Hanting Rural Credit Cooperative Association with an outstanding balance of $302,489. The loan was entered into in November 27, 2009 with an interest rate of 8.19% per annum and then it was loaned to PRC Yuhe by Mr. Gao Zhentao with the same interest rate and term. The loan was guaranteed by personal properties of Mr. Gao Zhentao.

Obligations under Material Contracts

Below is a table setting forth the Company’s material contractual obligations as of December 31, 2010:

	Payment due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Long-Term Debt Obligations	$11,993,708	$11,691,219	$302,489	$-	$-
Operating Lease Obligations	1,765,148	75,038	150,076	150,076	1,389,958
Capital Lease Obligations	-	-	-	-	-
Purchase Obligations	9,993,244	$9,993,244	-	-	-

Total	$23,752,100	$21,759,501	$452,565	$150,076	$1,389,958

Critical Accounting Policies

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires the Company’s management to make assumptions, estimates and judgments that affect the amounts reported in the consolidated financial statements, including the notes thereto, and related disclosures of commitments and contingencies, if any. The Company considers its critical accounting policies to be those that require the more significant judgments and estimates in the preparation of its consolidated financial statements, including the following:

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

●
Trade receivable – Trade receivables are recognized and carried at the original invoice amount less an allowance for any uncollectible amounts. Management provides for an allowance when collection of the full amount is no longer probable by establishing an allowance equivalent to 30% of gross amount of notes receivable past due over six months and 60% of gross amount of notes receivables past due over one year. Full provision will be made for notes receivables past due over two years.

●
Note receivables – Note receivables are stated at the original principal amount less an allowance for any uncollectible amounts. Management provides for an allowance when collection of the full amount is no longer probable by establishing an allowance equivalent to 30% of gross amount of notes receivables past due over 6 months and 60% of gross amount of notes receivables past due over 1 year. Full provision will be made for notes receivables past due over 2 years.

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

●
Intangible assets - According to the laws of the PRC, the Chinese government owns all of the land in the PRC. Companies or individuals are authorized to possess and use the land only through land use rights approved by the PRC government. Land use rights are carried at cost and amortized on a straight-line basis over the remaining period of the rights of up to 50 years, commencing from the date of acquisition.

●
Guarantee Expense - The Company guarantees its customers a 98% survival rate and, to ensure this is achieved, delivers an additional 2% of its day-old broilers. For example, the Company delivers two additional day-old broilers to its customers for every order of 100 day-old broilers. The cost for these two additional broilers is included in the Company’s cost of sales at the time of sale. The Company provides additional compensation to its customers if the survival rate falls below 96% in the first seven days following delivery after taking into consideration the additional 2% broilers that have already been provided. Any loss of broiler chicken solely caused by customers is excluded from the guarantee. Based on its historical experience, the Company believes that there is only a remote chance that the survival rate will fall below 96% and therefore no liability is accrued. Guarantee expense was $0 in both 2010 and 2009.

●
Revenue recognition - Net revenue is recognized when the third-party distributors and broiler farms and integrated chicken companies take delivery and acceptance of products.  The Company treats both the distributors and broiler farms and integrated chicken companies as end customers.  The price is fixed or determinable as stated in the sales contract, and collectability is reasonably assured.  Customers do not have a general right of return on products delivered.

●
Use of estimates- The preparation of the Company’s consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The consolidated financial statements include some amounts that are based on management’s best estimates and judgments. These accounts and estimates include, but are not limited to, the valuation of accounts receivable, other receivables, inventories, deferred income taxes, and the estimation on useful lives of plant and equipment. These estimates may be adjusted as more current information becomes available, and any adjustment could be significant.

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

PRC Yuhe is currently entitled to an exemption from Chinese enterprises income tax, or “EIT”. On March 16, 2007, the National People’s Congress of China enacted a new tax law, or “the New Tax Law”, whereby both FIEs and domestic companies will be subject to a uniform income tax rate of 25%. On November 28, 2007, the State Council of China promulgated the Implementation Rules. Both the New Tax Law and the Implementation Rules have become effective on January 1, 2008 and provide tax exemption treatment for enterprises engaged in agricultural industries, such as farming, foresting, fishing and animal husbandry. As an enterprise engaged in the farming industry, PRC Yuhe is eligible for relevant exemption treatment and does not need to pay company income tax. In 2008, the local tax authorities informed the PRC Yuhe that it is eligible for relevant preferential tax treatment.

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

Recently issued accounting pronouncements

In 2010, the FASB issued 29 Accounting Standards Codification Updates and through March 25, 2011 has issued one further Update. The Company has reviewed these Updates and determined that, to the extent appropriate, the guidance in these Updates is already reflected in the Company’s consolidated financial statements or does not apply to its operations. Management does not anticipate that those Updates that do not require adoption until a future date will have any material effect on the Company’s consolidated financial statements.

Off Balance Sheet Arrangements

The Company does not have any off balance sheet arrangements that have or are reasonably likely to have a current or future effect on its financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity or capital expenditures or capital resources that is material to an investor in its securities.

Seasonality

The Company’s business has been subject to material seasonal variations in operations for the normal life cycle of 66 weeks of the breeder stock. Breeder stock produces eggs at their mature stage, around weeks 26 - 60 and therefore, the Company’s business will have seasonal variation on the early and aged stage of the breeder stock. In addition, the Company normally raises a new batch of breeder stock after the aged breeder stock retires and is sold. This impact of seasonality can be resolved when the Company expands its batches of breeder stocks.

The Company has been subject to seasonal variations. Since the Company’s ultimate clients are mostly farmers and the second quarter is their busy season for reaping, farmers have little idle time to raise broilers during these months, so the demand for the Company’s day-old broilers generally decreases in May and June.

Another low season for the Company’s products is from the second half of December to the Chinese New Year holiday period of the next year, during which the Company experiences reduced demand for its 30 to 60-day day-old broilers. In addition, since most farmers are likely to rest during the Chinese New Year holiday, rather than work, February is traditionally a low season for the Company’s products.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for smaller reporting companies.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

(a) Consolidated Financial Statements

The following consolidated financial statements are set forth beginning on page F-1 of this Report.

1.     Report of Independent Registered Public Accounting Firm

2.     Consolidated Balance Sheets as of December 31, 2010 and 2009

3.     Consolidated Statements of Income and Comprehensive Income (Loss) for the years ended December 31, 2010 and 2009

4.     Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2010 and 2009

5.     Consolidated Statements of Cash Flows for the years ended December 31, 2010 and 2009

6.     Notes to Consolidated Financial Statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

(a)        Disclosure controls and procedures

The Company’s management, under the supervision and with the participation of its chief executive officer and chief financial officer, Messrs. Gao Zhentao and Gang Hu, respectively, evaluated the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2010, the end of the period covered by this Report.  The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports, such as this Form 10-K, that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, Messrs. Gao and Hu concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2010.

The Company’s disclosure controls and procedures are designed to provide reasonable, not absolute, assurance that the objectives of its disclosure control system are met.  Because of inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within a company have been detected.

(b)         Management’s report on internal control over financial reporting

Management of the Company, under the supervision of the chief executive officer and chief financial officer, is responsible for establishing and maintaining adequate internal control over financial reporting.

Internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act, is a process designed by, or under the supervision of, the chief executive officer and chief financial officer and effected by the board of directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the consolidated financial statements for external reporting purposes in accordance with U.S. GAAP.  Internal control over financial reporting includes those policies and procedures that:

(i)	Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the Company’s assets;

(ii)
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of the consolidated financial statements in accordance with U.S. GAAP, and that the Company’s receipts and expenditures are being made only in accordance with appropriate authorization of the Company’s management and board of directors; and

(iii)
Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the consolidated financial statements.

In making its assessment of internal control over financial reporting, management, under the supervision and with the participation of the chief executive officer and chief financial officer, used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework.

Pursuant to Rule 15d-15 of the Exchange Act, the Company’s management, under the supervision and with the participation of its chief executive officer and chief financial officer, Messrs. Gao Zhentao and Gang Hu, respectively, evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010.  Based on this evaluation, the Company’s chief executive officer and chief financial officer concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2010.

A material weakness in internal control over financial reporting is defined as a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim consolidated financial statements will not be prevented or detected on a timely basis.

Management concluded that a material weakness existed as of December 31, 2009 with respect to compliance with Section 402 of the Sarbanes-Oxley Act of 2002. As reported in the Company’s Annual Report on Form 10-K/A filed on June 3, 2009, the Company concluded that certain related party loans between the Company and Shandong Yuhe Food Group Co., Ltd., “Yuhe Food”, constituted prohibited transactions under Section 402 of the Sarbanes-Oxley Act of 2002.  Although all such related party loans had been repaid as of the end of 2009, because the Company continued to make payments to Yuhe Food under certain arrangements, such payments resulted in related party loans in January and February 2010.  As of December 31, 2009, the Company had caused loans previously made to related parties to be fully repaid.  However, because of the Company’s inability to eliminate the occurrence of other related party loans in January and February 2010, which were subsequently repaid in full in February 2010, the Company concluded that a material weakness continued to exist with respect to its compliance with Section 402 of the Sarbanes-Oxley Act of 2002. In addition, there were certain audit adjustments identified by the Company’s former independent auditors, Grant Thornton related to the Company’s consolidated financial statements for the year ended December 31, 2009 indicating a material weakness of the Company’s internal control over financial reporting. The adjustments mainly related to transferring amounts from work-in-progress to fixed assets, separating the current portion of long term debt from long term debt, and verifying the nature of capital leases and operating leases.

In order to address the foregoing material weaknesses, the Company has taken the following remedial measures:

●	The Company will no longer make payments to any related parties that would be classified as a loan; and

●
The Company hired an independent forensic accountant to review prior related party payments and to suggest ways to eliminate their recurrence, and based on the result of this review, the Company hired an internal audit manager, who reports directly to the Audit Committee chairman.  The internal audit manager reviews all the Company’s payment in each quarter, verifies the existing inter-company payment, and reports the audit results to the Audit Committee chairman.

The Company believes that the foregoing steps will remediate the material weaknesses identified above, and the Company will continue to monitor the effectiveness of these steps and make any changes that the Company’s board of directors deems appropriate.

Separately, the Company has determined to adopt the measures set forth below to generally improve its corporate governance and oversight:

●
The Company is in the process of arranging additional training for its accounting staff, and the Company’s CFO and CAO intend to receive regular ongoing training in U.S. GAAP and the preparation of the U.S. GAAP consolidated financial statements, including studying the relevant U.S. GAAP training materials provided by external professional accounting or consultancy firms;

●	The Company is engaging external professional accounting or consultancy firms to assist it in the preparation of the U.S. GAAP accounts;

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

The Company had engaged Auditprep Limited (formerly known as SEC AuditPrep Limited, “Auditprep”) to help to prepare the Company’s U.S. GAAP consolidated financial statements for the year ended December 31, 2009. Auditprep’s address is 12/F, 99 Hennessy Road, Wan Chai, Hong Kong. Auditprep’s staff members who work on the engagement with the Company consist of:

•
an accountant, who is in charge of preparation of consolidated worksheets and financial statements, and communicating with the finance team to gather the basic footnote information. The accountant possesses Australia CPA membership and has six years of experience, including four years in the commercial sector and two years working with U.S. listed companies;

•
a manager, who is in charge of overseeing and reviewing the compilation of the unaudited consolidated financial statements prepared by the Company. The manager possesses AICPA membership and was trained in the U.S. The manager has over seven years of experience in accounting and audit with respect to U.S. private and listed companies;

•
a senior manager, who is responsible for communication with the Company’s finance analyst and CFO to obtain the financial information and review of the financial statements. The senior manager possesses Hong Kong CPA membership and has a master’s degree in international accounting from the City University of Hong Kong. The senior manager has 11 years of experience in accounting and financial reporting, including seven years of experience working with U.S. listed companies.

•
a partner, who has over 18 years of experience in accounting and financial reporting. The partner possesses Hong Kong CPA membership and has practical experience in working with U.S. listed companies since 2002, and has reviewed U.S. GAAP financial statements extensively.

The Company terminated the engagement with Auditprep in the third quarter of 2010.

Other than as described above, there were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation performed that occurred during the period covered by this Report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to the exemption for smaller reporting companies that permit the Company to provide only management’s report in this annual report.

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

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers, Director and Key Employees

The following table sets forth information about the Company’s executive officers, directors and key employees as of December 31, 2010. Unless expressly disclosed, all officers above are employed full time by us:

Name	Age	Position
Executive Officers
Gao Zhentao**	49	Chief Executive Officer and Chairman of the Board of Directors
Han Chengxiang	47	Chief Production Officer
Gang Hu	35	Chief Financial Officer
Directors
Peter Li	46	Director *
Liu Yaojun	34	Director *
Greg Huett	48	Director *
Han Chengxiang	47	Director
Key Employees
Tan Yi	54	Marketing Director of PRC Yuhe
Ding Wengui	47	Chief Technology Officer of PRC Yuhe

* Not full time
**Other than spending approximately 4 hours per week, or approximately 10% of his professional time, as executive director of Yuhe Group, Mr. Gao Zhentao is employed full time by the Company as the Chief Executive Officer and Chairman.

The following is a summary of the biographical information for our directors and executive officers.

Executive Officers

Mr. Gao Zhentao has been the Company’s Chief Executive Officer and Chairman of its Board of Directors since March 12, 2008. Prior to joining the Company, Mr. Gao served as the Chief Executive Officer and Chairman of the Board of Directors of Weifang Yuhe Poultry Co., Ltd., or PRC Yuhe, from 1996 to 2008. He was one of the co-founders of PRC Yuhe, and Weifang Taihong Feed Co. Ltd., or Taihong. Mr. Gao is a member of the Agricultural Work Committee of the Weifang City People’s Congress and a member of the Standing Committee of the Hanting District People’s Congress. Mr. Gao has also served as the vice-chairman of the Shandong Province Farming Association since 2006, and as vice-chairman of the Poultry Subcommittee of the National Farming Association of China since 2007. Mr. Gao is the controlling shareholder, legal representative and executive director of Shandong Yuhe Food Group Co., Ltd., or Yuhe Group, and holds 80% of Yuhe Group’s shares. Mr. Gao received a bachelor’s degree from Beijing Humanities College. For the following reasons, the Board of Directors concluded that Mr. Gao should serve as our director. Mr. Gao brings with him substantial business management experience and an extensive network in the broiler production industry in Shandong Province. Mr. Gao’s business management experience and network give him insight and perspective into how the board should function and enable him to be an effective board member. These skills and experiences are extremely valuable to us.

Mr. Han Chengxiang has been a Director of the Company since June 13, 2008 and serves as a member of the Nominating Committee of the Company. Mr. Han is currently the Chief Production Officer of the Company. Prior to joining the Company, Mr. Han served as the Chief Production Officer of PRC Yuhe from 1998 to 2008. Mr. Han received an associate bachelor’s degree from Shandong Normal University . The Board of Directors concluded that Mr. Han’s extensive work experiences in our industry and familiarity with our Company make him a valuable member of our senior management team as the chief production officer.

Mr. Gang Hu has been the Company’s Chief Financial Officer since June 13, 2008.  Prior to joining the Company, Mr. Hu was the Chief Financial Officer of Sino-Gas International Holding Inc from December 2007 to March 2008. Prior to that, between August 2004 and October 2007, Mr. Hu served as the Finance Director of FedEx Office Greater China operations. Between August 2002 and July 2004, Mr. Hu served as the accounting supervisor and group leader of DuPont China Holding Ltd. Mr. Hu graduated from Shanghai Finance and Economics University, PRC, with a B.A. in International Accounting. Our board of directors concluded that Mr. Hu’s education background and extensive accounting and financing experiences make him extremely valuable to the Company as the chief financial officer.

Directors

Mr. Peter Li has been a Director of the Company since June 13, 2008 and serves as chair of the Audit Committee and member of the Compensation and Nominating Committees of the Company. Mr. Li has served as the CFO of Hollysys Automation Technologies Ltd. (NASDAQ: HOLI) since February 2009 and was the CFO of Yucheng Technologies Limited. (NASDAQ: YTEC) between 2004 and 2008.  Prior to 2004, Mr. Li served as financial controller to several other companies, including a multi-national computer manufacturing company, an investment holding company and a NASDAQ and Toronto listed company. Mr. Li received a bachelor’s degree in art from Beijing Foreign Studies University and a master degree in education from University of Toronto. Mr. Li is a Certified General Accountant in Canada . For the following reasons, the Board of Directors concluded that Mr. Li should serve as our director. In his capacity as CFO, he has extensively reviewed Hollysys Automation Technologies Ltd. and Yucheng Technologies Limited’s U.S. GAAP financial statements, which are filed with the SEC pursuant to the periodic reporting requirements of the Securities Exchange Act of 1934, as amended. Mr. Li has substantial accounting and financial management expertise and has demonstrated success in his business and leadership skills as a senior advisor with a NASDAQ-listed company. His business experience gained through his work background makes Mr. Li a valuable member of our board of directors.

Mr. Liu Yaojun has been a Director of the Company since June 13, 2008 and serves as chair of the Compensation Committee and member of the Nominating and Audit Committees of the Company. Mr. Liu is currently a partner at Global Law Office, a law firm based in Beijing, the PRC. Between 2003 and 2006, Mr. Liu served as an attorney at Jingtian Gongcheng Law Firm, a law firm based in Beijing, the PRC. Mr. Liu received a master of economic law from Renmin University of China in 2001 and a master of commercial law from University of Sheffield in 2003. Mr. Liu has been a PRC qualified practicing lawyer since 1998. For the following reasons, the Board of Directors concluded that Mr. Liu should serve as our director. Mr. Liu brings to the Company with his extensive practice experiences in the legal industry in China. In addition, he has demonstrated his professional skills by serving as a partner of a leading PRC law firm. These experiences are valuable to our Board of Directors.

Mr. Greg Huett has been a Director of the Company since June 13, 2008 and serves as chair of the Nominating Committee and member of the Audit and Compensation Committees of the Company. Mr. Huett is currently the Chief Executive Officer of Great Creations LLC, a consumer packaged goods company. From 1981 to 2007, Mr. Huett worked at Tyson Foods, where he last served as the Group Vice President of Tyson’s International division. Mr. Huett received a bachelor’s degree in agriculture business from Arkansas Tech University. The Board of Directors concluded that Mr. Huett brings to the Company his significant experiences in our industry from a developed market, which are valuable to our Board of Directors.

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

Board Composition and Committees

The Company’s board of directors currently consists of five members: Gao Zhentao, Han Chengxiang, Peter Li, Liu Yaojun and Greg Huett.

The Company’s board of directors has appointed a Compensation Committee on June 13, 2008. The Board has determined that all members of the Compensation Committee are independent directors under the rules of the Nasdaq Stock Market, as applicable. The Company’s Compensation Committee comprises three members and is responsible for the administration of all salary, bonus and incentive compensation plans for the Company’s officers and key employees. The Compensation Committee will also determine the discretionary annual bonus to be paid to Mr. Gao. The factors that the Compensation Committee will consider in determining Mr. Gao’s bonus will be revenue increase as well as the survival rate, productivity and hatching rate of the broilers. The members of the Company’s compensation committee are Liu Yaojun, Peter Li and Greg Huett.  No bonus was paid to any senior officer including Mr. Gao in 2010. The Compensation Committee operates under a written charter that is made available on the Company’s website, www.yuhepoultry.com.

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

The Shareholder Congress of PRC Yuhe consists of Bright Stand, and the Shareholder Congress of Taihong consists of Bright Stand and PRC Yuhe.

(ii) Supervisory Board.

All the members of the Supervisory Board serve for a term of three years. At the Shareholder Congress, the shareholders of PRC Yuhe were obligated to approve the appointment of one Supervisory Board member who was elected by the workers of PRC Yuhe as required by current Chinese laws and regulations and also appointed two other members, Mr Zheng Chaoyang and Zhang Lishun. There are no other nominations or arrangements for nomination of Supervisory Board member. The current members of the Supervisory Board of PRC Yuhe are Zhang Jinhua, Zheng Chaoyang and Zhang Lishun, and their business background and relationships with Yuhe are as follows:

(a)   Zhang Jinhua

Mr. Zhang graduated from Shandong Light Industrial University with a professional degree in economics and business administration in July 1999. Mr. Zhang has been the Chairman of the Supervisory Board of PRC Yuhe since November 2007 and secretary to the Company’s board of directors since March 2008. Mr. Zhang is receiving a monthly salary of RMB 8,000, equivalent to approximately $1,169, for his services as secretary to the Company's board of directors. Mr. Zhang does not receive any salary for being a member of the Supervisory Board.

Prior to joining the Company, Mr. Zhang was a factory supervisor and branch factory general manager of Shandong Lorain Foodstuff (Group) Co., Ltd. from March 2003 to June 2007 and was a Development Planning Department manager of Yuhe Group from July 2007 to March 2008. Mr. Zhang was receiving a monthly salary of RMB 1,800, equivalent to approximately $263, for his services as a Development Planning Department manager.

 (b)   Zheng Chaoyang

Mr. Zheng is currently an Administrative Department officer of Yuhe Group and has held those positions since July 1997. Prior to joining Yuhe Group in July 1997, Mr. Zheng was a sole proprietor engaging in the retail business from 1985 to 1997. Mr. Zheng is receiving a monthly salary of RMB 1,700, equivalent to approximately $248, for his services as an Administrative Department Officer. Mr. Zheng does not receive any salary for being a member of the Supervisory Board.

(c)   Zhang Lishun

Mr. Zhang is a university graduate and a senior political worker. Mr. Zhang is currently an Administrative Department officer of Yuhe Group and has held these positions since February 2004. Prior to joining Yuhe Group in February 2004, Mr. Zhang was the chief officer at the security section of Shandong Hailong Holdings Limited from July 1985 to February 2004. Mr. Zhang is receiving a monthly salary of RMB 1,500, equivalent to approximately $219, for his services as an Administrative Department Officer. Mr. Zhang does not receive any salary for being a member of the Supervisory Board.

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

To our knowledge, the following required Section 16(a) forms during the fiscal years ended December 31, 2010 and 2009, were not timely filed:

•	Mr. Kunio Yamamoto failed to file a Form 3 upon his acquisition of beneficial ownership of greater than ten percent of our common stock;
•	Mr. Gao Zhentao failed to file a Form 3 upon his appointment as our chairman and chief executive officer;
•	Mr. Gang Hu failed to file a Form 3 upon his appointment as our chief financial officer;
•	Mr. Han Chengxiang failed to file a Form 3 upon his appointment as our director and chief production officer;
•	Mr. Jiang Yingjun failed to file a Form 3 upon his appointment as our chief accounting officer; and
•	Each of Mr. Peter Li, Mr. Liu Yaojun and Mr. Greg Huett failed to file a Form 3 upon their respective appointment to our board.

Mr. Kunio Yamamoto filed his Form 3 on July 28, 2010. Each of Mr. Gao Zhentao, Mr. Gang Hu, Mr. Han Chengxiang and Mr. Jiang Yingjun filed his respective Form 3 on October 14, 2010. Mr. Greg Huett filed his Form 3 on October 29, 2010.  Each of Mr. Peter Li and Mr. Liu Yaojun filed his respective Form 3 on November 4, 2010.  Each of Mr. Gao Zhentao and Mr. Kunio Yamamoto filed his Form 4 on October 15, 2010 and October 22, 2010, respectively.

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

Summary Compensation Table

The following table presents compensation information for the Company’s fiscal years ended December 31, 2010 and 2009 paid to or accrued for the Company’s chief executive officer, chief financial officer and its other most highly compensated officer. The Company refers to these executive officers as its “named executive officers.”

		Annual Compensation
Name and Principal Position	Year	Base salary ($)	Option awards ($)		All other compensation ($)	Total ($)
Gao Zhentao (1)	2010	177,030	-		53,806,061	53,983,091
Chief Executive Officer	2009	219,234	-		-	219,234

Han Chengxiang	2010	17,518	-		-	17,518
Chief Production Officer	2009	17,518	-		-	17,518

Gang Hu	2010	202,840	285,331	(2)	-	488,171
Chief Financial Officer	2009	182,478	285,331	(2)	-	467,809

(1)	Gao Zhentao receives an annual salary in the sum of $8,000 from Yuhe Group.

(2)
according to the employment agreement between the Company and Mr. Gang Hu dated June 13, 2008, the Company agreed to grant to Mr. Gang Hu an option to acquire up to 150,000 shares of the Company’s common stock at a per-share exercise price of $3.708 as share-based compensation for his employment. The option vests in three equal annual installments beginning on June 13, 2009 and expires on June 13, 2013. The option awards are computed based on the aggregate grant date fair value in accordance with FASB ASC Topic 718 (column (d)).

(i) Mr. Gao Zhentao

The Company entered into an employment contract with Gao Zhentao, its Chief Executive Officer, “CEO”, on June 13, 2008. The employment agreement was effective as of March 12, 2008, the date Mr. Gao was appointed CEO, and has an initial term of three years, “Mr. Gao’s Initial Term”. Following Mr. Gao’s Initial Term, the agreement may be extended on an annual basis by agreement of the parties. As the principal executive officer, Mr. Gao is responsible for the Company’s overall management. Mr. Gao will receive an annual base salary of RMB 1,200,000, equivalent to approximately $177,030, which will be reviewed on an annual basis by the compensation committee of the Company’s board of directors, plus an annual discretionary bonus, as determined by said compensation committee, and separation benefits . During Mr. Gao’s employment, he will be entitled to insurance and other benefits including, among others, medical and disability coverage and life insurance as are afforded to other of the Company’s senior executives. By entering into the employment agreement, Mr. Gao agreed to a 12-month non-competition clause post termination.

On October 11, 2010, Mr. Kunio Yamamoto, the previous beneficial owner of 7,654,817 shares of the Company’s common stock, entered into an agreement for the transfer of 7,222,290 shares of common stock, or the Transfer Shares, to Mr. Gao Zhentao, the Company’s chief executive officer, pursuant to a general, verbal and informal understanding between Mr. Kunio Yamamoto and Mr. Gao Zhentao at the time of execution of a share transfer agreement between Bright Stand and all the then existing shareholders of PRC Yuhe on October 18, 2007 for the purposes of transferring Mr. Kunio Yamamoto’s shares to Mr. Gao Zhentao in exchange for the services that Mr. Gao Zhentao had rendered, which resulted in the strong performance of the Company in the years 2008 and 2009. Based on that understanding, all or part of the shares issued to Mr. Kunio Yamamoto would be transferred to Mr. Gao Zhentao in consideration of Mr. Gao Zhentao’s commitment to management of our business operations and future achievement of the financial targets as set forth in a Make Good Agreement dated March 12, 2008. Consequently, on October 11, 2010, Mr. Kunio Yamamoto agreed to transfer the Transfer Shares, representing approximately 44.8% of the Company’s then issued and outstanding common stock, to Mr. Gao Zhentao in a private transaction intended to be exempt from registration under the Securities Act. The transfer was completed on October 13, 2010, and the Company recorded $53.81 million as share-based compensation expenses based on $7.45 per share for the year ended December 31, 2010.

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

(iii) Mr. Gang Hu

On June 13, 2008, Mr. Gang Hu was appointed the Company’s Chief Financial Officer, “CFO”. The Company entered into an employment agreement with Mr. Hu, effective as of June 13, 2008, his appointment date, which has an initial term of three years, “Mr. Hu’s Initial Term”. Following Mr. Hu’s Initial Term, the agreement may be extended on an annual basis by agreement of the parties. As the principal financial officer, Mr. Hu is responsible for the Company’s financial management. Mr. Hu will receive an annual base salary of RMB 1,000,000, equivalent to approximately $146,156, during the first year, RMB 1,500,000, equivalent to approximately $219,234, during the second year, and RMB 1,800,000, equivalent to approximately $263,081, during the third year, of Mr. Hu’s Initial Term. In addition, the agreement provides for an annual discretionary bonus, as determined by the compensation committee of the Company’s board of directors, stock options and separation benefits. By entering into the employment agreement, Mr. Hu agreed to a 12-month non-competition clause post termination.

According to the employment agreement between the Company and Mr. Gang Hu dated June 13, 2008, the Company agreed to grant to Mr. Gang Hu an option to acquire up to 150,000 shares of the Company’s common stock at a per-share exercise price of $3.708. The option vests in three equal annual installments beginning on June 13, 2009 and expires on June 13, 2013.

Employment contracts and change of control arrangements

All executive officers and key employees of PRC Yuhe and Taihong are under employment contracts. None of the executive officers or key employees has a change-of-control related arrangement with us. These contracts typically have period of validity of between three to ten years and one-month notice period for early termination. The executive officers and key employees as of December 31, 2010 have the following initial term of employment in their respective employment contracts:

Executive Officers	Initial term

Gao Zhentao	3 years
Han Chengxiang	10 years
Gang Hu	3 years

Key Employees	Initial term

Tan Yi	5 years
Ding Wengui	5 years
Jiang Yingjun	8 years
Zhao Beijing	8 years
Wang Jianbo	10 years
Gao Aiping	10 years

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

Director Compensation

The following table presents compensation information for the Company’s fiscal years ended December 31, 2010 and 2009 paid to or accrued for the Company’s directors with respect to their services as directors.

		Annual Compensation
Name and Principal Position	Year	Fees earned or paid in cash ($)	Option awards ($)		Total ($)
Gao Zhentao	2010	-	-		-
Chairman of the board of directors	2009	-	-		-

Han Chengxiang	2010	-	-		-
Director	2009	-	-		-

Peter Li	2010	30,000	147,834	(1)	30,000
Director	2009	30,000	147,834	(1)	30,000

Liu Yaojun	2010	30,000	147,834	(1)	30,000
Director	2009	30,000	147,834	(1)	30,000

Greg Huett	2010	50,000	147,834	(1)	50,000
Director	2009	50,000	147,834	(1)	50,000

(1)	The option awards are computed based on the aggregate grant date fair value in accordance with FASB ASC Topic 718 (column (d)).

On June 13, 2008, by a unanimous written consent in lieu of meeting of the Board, the Board approved the granting of options to each of Mr. Peter Li, Mr. Liu Yaojun and Mr. Greg Huett, as share-based compensation for its independent directors.  The Company agreed to grant to each of Mr. Peter Li, Mr. Liu Yaojun and Mr. Greg Huett an option to purchase up to 77,717 shares of the Company’s common stock at the exercise price of $3.708 per share. Each of the options vests in three equal annual installments beginning on June 13, 2009, and expires on June 13, 2013.  Each of the options shall cease to vest if any of them ceases to be a director of the Company for any reason.  In addition, each of Messrs. Peter Li and Liu Yaojun also received an annual compensation of $30,000, respectively, and Mr. Greg Huett received an annual compensation of $50,000.

Other than as disclosed herein, Mr. Gao Zhentao and Mr. Han Chengxiang received no additional compensation for being directors.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

       The following table sets forth certain information regarding the Company’s common stock beneficially owned on March 30, 2011, (i) each shareholder the Company knows to be the beneficial owner of 10% or more of its common stock, (ii) each of its “named executive officers” and directors, and (iii) all executive officers and directors as a group.

Beneficial ownership is determined in accordance with the rules of the SEC. In general, a person is deemed to be a “beneficial owner” of a security if that person has or shares the power to vote or direct the voting of such security, or the power to dispose or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which the person has the right to acquire beneficial ownership within 60 days. Unless otherwise indicated by the footnotes below, the Company believes, based on the information furnished to it and subject to community and marital property laws, all persons named have sole voting and investment power with respect to such shares, except as otherwise noted. Percentage of ownership is based on 20,249,563 shares of the Company’s common stock outstanding as of March 30, 2011.

The following table excludes any shares of the Company’s common stock which may be issued for the round up of fractional shares and the special treatment to preserve round lot shareholders.

Name of Beneficial Owner	Number of Shares Beneficially Owned	Percent of Shares Beneficially Owned
Greater than 5% Shareholders
Gao Zhentao 1	7,222,290	35.7%

Directors and Executive Officers

Gao Zhentao 1	7,222,290	35.7%

Han Chengxiang 1	0	*	%

Gang Hu 1	0	*	%

Peter Li 1	0	*	%

Liu Yaojun 1	0	*	%

Greg Huett 1	0	*	%

Jiang Yingjun 1	0	*	%

All Executive Officers and Directors as a group	7,222,290	35.7%

*	Less than 1%

(1)
Address is c/o Weifang Yuhe Poultry Co. Ltd., 301 Hailong Street, Hanting District, Weifang, Shandong Province, The People’s Republic of China.  On October 11, 2010, Mr. Kunio Yamamoto, the beneficial owner of 7,654,817 shares of common stock of the Company, entered into an agreement for a transfer of 7,222,290 shares of the Company’s common stock to Mr. Gao Zhentao, pursuant to a general, verbal and informal understanding between them at the time of execution of a share transfer agreement between Bright Stand International Co., Ltd. and all the then existing shareholders of Weifang Yuhe Poultry Co. Ltd. on October 18, 2007. The transfer was completed on October 13, 2010.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Security Interest in Personal Real Estate. On November 9, 2006, PRC Yuhe borrowed $302,489 from Wei Fang Han Ting Rural Credit Cooperatives Union, which was secured by a mortgage on the personal residence of Gao Zhentao, the Company’s chief executive officer. There is currently a principal balance of $302,489 outstanding on the loan, which accrues interest at the rate of 0.68% per month. Accrued interest on the loan is payable on a monthly basis, and all outstanding principal and interest will become due and payable on November 26, 2011.

Salary paid by the Group. Since PRC Yuhe’s inception, the salary of the Company’s chief executive officer, Gao Zhentao, was paid by Shandong Yuhe Food Group Co., Ltd., “Yuhe Group”, a PRC company based in Weifang, Shandong Province that is controlled by the Company’s chief executive officer and his brother, Gao Zhenbo. In 2007 this salary totaled $8,000. In 2010 and 2009, this salary was kept in the same level.

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

Related Party	Terms	Yuhe International, Inc. Balance as at December 31, 2010	PRC Yuhe Balance as at December 31, 2009

Halter Financial Investments LP	Unsecured, interest free loan, has no fixed repayment date. For working capital purposes.	$	$1,208

Due to related companies shown under current liabilities on balance sheet		$	$1,208

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

The Halter Financial transaction was described under related party transactions due to the special dividend payment to former officers and other former major shareholders.

Equity Investment by Certain Investors.  Effective March 12, 2008, the Company closed a Securities Purchase Agreement, the “Securities Purchase Agreement”, with certain investors. Pursuant to the terms of such Securities Purchase Agreement, such investors collectively invested approximately $18,000,000 into the Company at the price of $3.088 per share in exchange for the Company’s issuance of 5,829,018 shares to such investors. Mr. Yamamoto also sold 971,500 shares of common stock to such investors for $3,000,000. Immediately following the closing of the Securities Purchase Agreement, Mr. Yamamoto owned 7,654,817 (rounded down as a result of the reverse stock split) shares of the Company’s common stock, and the investors owned 6,800,518 shares of the Company’s common stock.

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

On November 2, 2010, the Company completed a public offering of 4,140,000 shares of common stock at a price of $7.00 per share, including the exercise of the over-allotment option by the underwriters. After the public offering, the Company received aggregate net proceeds of approximately $27.5 million, and paid approximately $1.4 million to the underwriters as underwriting discounts and commissions. The Company intends to use the net proceeds from this offering for future acquisitions, capital expenditures and general corporate and working capital purposes.  The public offering was made pursuant to a shelf registration statement on Form S-3 (File No. 333-167246), which was filed with the Securities and Exchange Commission on June 2, 2010, as amended, and became effective June 23, 2010. Under the shelf registration statement, the Company was permitted to, from time to time, sell up to $40,000,000 of its common stock.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The following table sets forth the aggregate fees for professional audit services rendered by Child, Van Wagoner & Bradshaw, PLLC, for the audit of the Company’s annual consolidated financial statements for the fiscal years 2010 and 2009 respectively, and fees billed for other services provided by Child, Van Wagoner & Bradshaw, PLLC for fiscal years 2010 and 2009. The Audit Committee has approved all of the following fees.

	Fiscal Year Ended
	2010		2009

Audit Fees		$282,640	$81,176
Audit related Fees		$82,275	$33,000	(1)
Tax Fees	$		$10,000	(2)

Total Fees		$364,915	$124,176

(1)	Includes fees for services related to the performance of the audit or review of the Company’s consolidated financial statements

(2)	Includes fees for service related to tax compliance, tax advice, and tax planning

Audit Committee’s Pre-Approval Policy

During fiscal year ended December 31, 2010, the audit committee of the Company’s board of directors adopted policies and procedures for the pre-approval of all audit and non-audit services to be provided by the Company’s independent auditor and for the prohibition of certain services from being provided by the independent auditor.  The Company may not engage its independent auditor to render any audit or non-audit service unless the service is approved in advance by the audit committee or the engagement to render the service is entered into pursuant to the audit committee’s pre-approval policies and procedures.  On an annual basis, the audit committee may pre-approve services that are expected to be provided to the Company by the independent auditor during the fiscal year.  At the time such pre-approval is granted, the audit committee specifies the pre-approved services and establishes a monetary limit with respect to each particular pre-approved service, which limit may not be exceeded without obtaining further pre-approval under the policy.  For any pre-approval, the audit committee considers whether such services are consistent with the rules of the Securities and Exchange Commission on auditor independence.

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

3.2	By-laws of the registrant [Incorporated by reference to exhibit 3.2 to the registrant’s Registration Statement on Form S-3 filed on June 2, 2010]

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

10.1
Stock Purchase Agreement dated November 6, 2007 between First Growth Investors, Inc. and Halter Financial Investments, L.P. [Incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K filed on November 6, 2007]

10.2
Equity Transfer Agreement dated March 12, 2008 between First Growth Investors, Inc. and Kunio Yamamoto. [Incorporated by reference to Exhibit 10.2 to the registrant’s current report on Form 8-K filed on March 17, 2008]

10.3
Securities Purchase Agreement dated March 12, 2008 by and among First Growth Investors, Inc., Bright Stand International Limited, Weifang Yuhe Poultry Co., Ltd., Kunio Yamamoto and certain investors. [Incorporated by reference to Exhibit 10.3 to the registrant’s current report on Form 8-K filed on March 17, 2008]

10.4
Make Good Escrow Agreement dated March 12, 2008 by and among First Growth Investors, Inc., Kunio Yamamoto, certain investors, Roth Capital Partners, LLC and Tri-State Title and Escrow, LLC. [Incorporated by reference to Exhibit 10.5 to the registrant’s current report on Form 8-K filed on March 17, 2008]

10.5
Holdback Escrow Agreement dated March 12, 2008 by and among First Growth Investors, Inc., certain investors, and Tri-State Title and Escrow, LLC. [Incorporated by reference to Exhibit 10.6 to the registrant’s current report on Form 8-K filed on March 17, 2008]

10.6
Warrant dated Mach 12, 2008 issued by First Growth Investors, Inc. to Roth Capital Partners, LLC [Incorporated by reference to Exhibit 10.7 to the registrant’s current report on Form 8-K filed on March 17, 2008]

10.7
Make Good Escrow Agreement dated March 12, 2008 by and among First Growth Investors, Inc., Kunio Yamamoto, HFG International, Limited, and Interwest Transfer Company, Inc. [Incorporated by reference to Exhibit 10.8 to the registrant’s current report on Form 8-K filed on March 17, 2008]

10.8
Lock-up Agreement dated March 12, 2008 between Kunio Yamamoto and First Growth Investors, Inc. [Incorporated by reference to Exhibit 10.9 to the registrant’s current report on Form 8-K filed on March 17, 2008]

10.09
Labour Contract dated July 15, 2000 entered into between Weifang Taihong Feed Co., Ltd. and Gao Aiping.  [Incorporated by reference to Exhibit 10.12 to the registrant’s Registration Statement on Form S-1/A filed on December 19, 2008]

10.10
Labour Contract dated December 25, 2000 entered into between Weifang Taihong Feed Co., Ltd. and Wang Jianbo.  [Incorporated by reference to Exhibit 10.13 to the registrant’s Registration Statement on Form S-1/A filed on December 19, 2008]

10.11
Labour Contract dated July 10, 2001 entered into between Weifang Yuhe Poultry Co. Ltd. and Zhao Beijing.  [Incorporated by reference to Exhibit 10.14 to the registrant’s Registration Statement on Form S-1/A filed on December 19, 2008]

10.12
Commitment to Product Quality and Customer Services Agreement dated February 12, 2004 entered for and on behalf of Weifang Yuhe Poultry Co. Ltd.  [Incorporated by reference to Exhibit 10.15 to the registrant’s Registration Statement on Form S-1/A filed on December 19, 2008]

10.13
Contract of land dated April 12, 2005 entered into between Yejiazhuang Village, Dabucum Village and Weifang Yuhe Poultry Co., Ltd.  [Incorporated by reference to Exhibit 10.16 to the registrant’s Registration Statement on Form S-1/A filed on December 19, 2008]

10.14
Lease Agreement dated June 25, 2005 entered into between Standing Weifang Farm and Weifang Yuhe Poultry Co., Ltd.  [Incorporated by reference to Exhibit 10.17 to the registrant’s Registration Statement on Form S-1/A filed on December 19, 2008]

10.15
Labour Contract dated July 11, 2005 entered into between Weifang Yuhe Poultry Co. Ltd. and Ding Wengui.  [Incorporated by reference to Exhibit 10.18 to the registrant’s Registration Statement on Form S-1/A filed on December 19, 2008]

10.16
Labour Contract dated October 15, 2005 entered into between Weifang Yuhe Poultry Co. Ltd. and Jiang Yingjun.  [Incorporated by reference to Exhibit 10.19 to the registrant’s Registration Statement on Form S-1/A filed on December 19, 2008]

10.17
Summary of loan agreements with Nansun Rural Credit in respect of loan agreement dated November 28, 2005.  [Incorporated by reference to Exhibit 10.20 to the registrant’s Registration Statement on Form S-1/A filed on December 19, 2008]

10.18
Feed Purchase Contract dated January 1, 2006 entered into between Weifang Taihong Feed Co., Ltd. and Weifang Yuhe Poultry Co., Ltd.  [Incorporated by reference to Exhibit 10.21 to the registrant’s Registration Statement on Form S-1/A filed on December 19, 2008]

10.19
Labour Contract dated March 10, 2006 entered into between Weifang Yuhe Poultry Co., Ltd. and Tan Yi. [Incorporated by reference to Exhibit 10.22 to the registrant’s Registration Statement on Form S-1/A filed on December 19, 2008]

10.20
Summary of Loan Agreement dated November 10, 2006 with Hanting Rural Credit Cooperative. [Incorporated by reference to Exhibit 10.23 to the registrant’s Registration Statement on Form S-1/A filed on December 19, 2008]

10.21
Summary of Loan Agreement dated May 12, 2007 with Shuangyang Rural Credit. [Incorporated by reference to Exhibit 10.24 to the registrant’s Registration Statement on Form S-1/A filed on December 19, 2008]

10.22
Summary of Loan Agreement dated July 1, 2007 with Hanting Kaiyuan Rural Credit Cooperative. [Incorporated by reference to Exhibit 10.25 to the registrant’s Registration Statement on Form S-1/A filed on December 19, 2008]

10.23
Labour Contract dated December 1, 1998 entered into between Weifang Yuhe Poultry Co. Ltd. and Han Chengxiang.  [Incorporated by reference to Exhibit 10.26 to the registrant’s Registration Statement on Form S-1/A filed on December 19, 2008]

10.24
Labour Contract dated June 13, 2008 entered into between Yuhe International, Inc. and Han Chengxiang.  [Incorporated by reference to Exhibit 10.27 to the registrant’s Registration Statement on Form S-1/A filed on December 19, 2008]

10.25
Labour Contract dated June 13, 2008 entered into between Yuhe International, Inc. and Jiang Yingjun. [Incorporated by reference to Exhibit 10.12 to the registrant’s Registration Statement on Form S-1/A filed on December 19, 2008]

10.26
Employment Agreement dated June 13, 2008 entered into between Yuhe International, Inc. and Gao Zhentao [Incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K filed on June 13, 2008]

10.27
Employment Agreement dated June 13, 2008 entered into between Yuhe International, Inc. and Gang Hu [Incorporated by reference to Exhibit 10.2 to the registrant’s current report on Form 8-K filed on June 13, 2008]

10.28
Supplemental Feed Purchase Agreement dated August 5, 2008 entered into between Weifang Taihong Feed Co., Ltd. and Weifang Yuhe Poultry Co., Ltd.  [Incorporated by reference to Exhibit 10.12 to the registrant’s Registration Statement on Form S-1/A filed on December 19, 2008]

10.29	Form of Stock Option Agreement [Incorporated by reference to Exhibit 10.1 to the registrant’s quarterly report on Form 10-Q filed on August 14, 2008]

10.30
Summaries of Oral Loan Agreements as disclosed under section “Transactions with Related Persons”.  [Incorporated by reference to Exhibit 10.33 to the registrant’s Registration Statement on Form S-1/A filed on December 19, 2008]

10.31	Capital Transfer Agreement dated November 28, 2007. [Incorporated by reference to Exhibit 10.12 to the registrant’s Registration Statement on Form S-1/A filed on December 19, 2008]

10.32	Translation of Equipment Leasing Agreement dated November 11, 2008 in English. [Incorporated by reference to Exhibit 99.1 to the registrant’s 8-K filed on November 21, 2008]

10.33	Translation of Tenancy Agreement dated November 11, 2008 in English. [Incorporated by reference to Exhibit 99.2 to the registrant’s 8-K filed on November 21, 2008]

10.34	Asset Purchase Contract with Haicheng Songsen Farming Feed Co., Ltd. dated July 14, 2010 [Incorporated by reference to Exhibit 10.1 to the registrant’s 10-Q filed on August 13, 2010]

10.35	Service Agreement with Haicheng Songsen Farming Feed Co., Ltd. dated July 14, 2010 [Incorporated by reference to Exhibit 10.2 to the registrant’s 10-Q filed on August 13, 2010]

*10.36	English translation of Asset Purchase Agreement with Mr. Liu Tiezhu dated December 31, 2010

*10.37	English translation of Asset Purchase Agreement with Mr. Liu Kaichun dated December 31, 2010

*10.38	English translation of Asset Purchase Agreement with Mr. Luo Xingshi dated December 31, 2010

*10.39	English translation of Asset Purchase Agreement with Mr. Xu Zhenming dated December 31, 2010

*10.40	English translation of Asset Purchase Agreement with Mr. Shan Jichun dated December 31, 2010

*10.41	English translation of Asset Purchase Agreement with Mr. Xin Yubin dated December 31, 2010]

14.1	Code of Ethics. [Incorporated by reference to Exhibit 14.1 to the registrant's 2008 10-K filed on March 31, 2009]

*21.1	List of Subsidiaries of the Company

23.1	Consent of Thomas G. Kimble and Associates, PC, included in Exhibit 5.1.[Incorporated by reference to Exhibit 23.2 to the registrant’s Registration Statement S-1 filed on May 12, 2008]

23.2	Consent of Long An Law Firm.[Incorporated by reference to Exhibit 23.3 to the registrant’s Registration Statement on Form S-1 filed on May 12, 2008]

*23.3	Consent of Child, Van Wagoner & Bradshaw, PLLC, independent auditors

24.1	Power of Attorney (included on the signature page of this registration statement)

*31.1	Certification of the Chief Executive Officer pursuant to Rules 13a-14(a) and 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31.2	Certification of the Chief Financial Officer pursuant to Rules 13a-14(a) and 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

SIGNATURES

 In accordance with Section 13 or 15(d) of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 31, 2011

Yuhe International, Inc.

By:	/s/ Gao Zhentao
Gao Zhentao
Chief Executive Officer
(On behalf of the Registrant and as
Principal Executive Officer)

By:	/s/ Gang Hu
Gang Hu
Chief Financial Officer
(On behalf of the Registrant and as
Principal Financial Officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Gao Zhentao and Gang Hu, and each of them acting individually, as his true and lawful attorneys-in-fact and agents, each with full power of substitution, for him in any and all capacities, to sign any and all amendments to this Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, with full power of each to act alone, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully for all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or his or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Act, this report on Form 10-K has been signed by the following persons in the capacities and on the dates indicated:

Dated March 31, 2011	/s/ Gao Zhentao
Gao Zhentao
Chief Executive Officer and Director

Dated March 31, 2011	/s/ Gang Hu
Gang Hu
Chief Financial Officer

Dated March 31, 2011	/s/ Jiang Yiqiang
Jiang Yiqiang
Chief Accounting Officer

Dated March 31, 2011	/s/ Peter Li
Peter Li
Director

Dated March 31, 2011	/s/ Liu Yaojun
Liu Yaojun
Director

Dated March 31, 2011	/s/ Greg Huett
Greg Huett
Director

Dated March 31, 2011	/s/ Han Chengxiang
Han Chengxiang
Director

63

YUHE INTERNATIONAL, INC.

CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

Index to consolidated financial statements

Page
Report of Independent Registered Public Accounting Firm	F-2
Consolidated Balance Sheets	F-3-F-4
Consolidated Statements of Income and Comprehensive Income	F-5
Consolidated Statements of Changes in Stockholders’ Equity	F-6
Consolidated Statements of Cash Flows	F-7-F-8
Notes to Consolidated Financial Statements	F-9-F-38

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Audit Committee
Yuhe International, Inc.
Shandong Province, Peoples Republic of China

We have audited the consolidated balance sheets of Yuhe International, Inc. (the Company) as of December 31, 2010 and 2009, and the related consolidated statements of operations and comprehensive income, changes in stockholders’ equity and cash flows for the years ended December 31, 2010 and 2009. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Yuhe International, Inc. as of December 31, 2010 and 2009, and the results of its consolidated operations and its cash flows for the years ended December 31, 2010 and 2009, in conformity with accounting principles generally accepted in the United States of America.

/s/ Child, Van Wagoner & Bradshaw, PLLC

Salt Lake City, Utah
March 31, 2011

YUHE INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS
(in US Dollars)

	December 31,	December 31,
	2010	2009

ASSETS
Current assets:
Cash and cash equivalents	$34,541,658	$14,047,147
Accounts receivable, net of allowances of $20,446 and $18,868	-	838
Inventories	13,004,698	6,560,783
Advances to suppliers	329,190	359,179
Deferred tax assets	8,527	17,766
Total current assets	47,884,073	20,985,713

Plant and equipment, net	34,588,401	29,556,712
Deposits paid for acquisition of long term assets	33,921,510	16,082,613
Notes receivable, net and other receivable, net	3,454,787	33,635
Unlisted investments held for sale	-	300,172
Intangible assets, net	1,726,082	2,851,411
Investment in direct financing lease	262,440	382,742
Long term prepaid rent	9,356,843	6,570,038
Total assets	$131,194,136	$76,763,036

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$5,757,951	$5,740,912
Current portion of long term loans	-	9,433,686
Other payables	1,053,626	1,343,901
Short term borrowings	11,691,219	-
Accrued expenses and payroll related liabilities	2,934,296	2,366,134
Advances from customers	1,380,852	678,366
Other taxes payable	155,172	150,764
Loan from director	302,489	292,517
Other liabilities	148,856	143,949
Due to related companies	-	1,208
Total current liabilities	23,424,461	20,151,437

Non-current liabilities
Long-term loans	-	1,360,206
Total liabilities	23,424,461	21,511,643

YUHE INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS
(in US Dollars)

Stockholders' Equity
Preferred stock, $.001 par value, 1,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $.001 par value, 500,000,000 shares authorized, 20,249,563 and 15,722,180 shares issued and outstanding at December 31, 2010 and December 31, 2009, respectively	20,249	15,722
Additional paid-in capital	115,021,623	30,672,849
Retained earnings (deficit)	(11,020,553)	23,316,794
Accumulated other comprehensive income	3,748,356	1,246,028
Total stockholders’ equity	107,769,675	55,251,393

Total liabilities and stockholders’ equity	$131,194,136	$76,763,036

The accompanying notes are an integral part of these consolidated financial statements

YUHE INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(in US Dollars)

	For The Year Ended
	December 31
	2010	2009

Net revenue	$67,480,359	$47,245,758

Cost of revenue	(43,289,031)	(30,504,187)

Gross profit	24,191,328	16,741,571

Operating Expenses
Selling expenses	(731,401)	(434,056)
General and administrative expenses	(57,680,767)	(2,963,536)

Total operating expenses	(58,412,168)	(3,397,592)

Income (loss) from operations	(34,220,840)	13,343,979

Non-operating income (expenses)
Interest income	35,519	237
Other income	5,699	849
Gain on disposal of fixed assets	238,412	24,567
Investment income	15,744	15,522
Interest expense	(401,038)	(608,789)

Total other income (expense)	(105,664)	(567,614)

Net income (loss) before income taxes	(34,326,504)	12,776,365
Income tax benefit (expense)	(10,843)	17,756

Net income (loss)	$(34,337,347)	$12,794,121

Other comprehensive income (loss)
Foreign currency translation	2,502,328	106,520
Comprehensive income (loss)	$(31,835,019)	$12,900,641

Earnings (loss) per share
Basic	$(2.06)	$0.81
Diluted (Anti-dilutive)	$(2.06)	$0.81

Weighted average shares outstanding
Basic	16,672,957	15,722,180
Diluted	16,913,054	15,792,540

The accompanying notes are an integral part of these consolidated financial statements

YUHE INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Stated in US Dollars)

	Common stock
	Shares	Amount	Additional Paid-In Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income	Total Stockholders’ Equity

Balance at December 31, 2008	15,722,180	$15,722	$29,944,016	$10,522,673	$1,139,508	$41,621,919
Stock based compensation	-	-	728,833	-	-	728,833
Net income for the year	-	-	-	12,794,121	-	12,794,121
Foreign currency translation adjustment	-	-	-	-	106,520	106,520

Balance at December 31, 2009	15,722,180	$15,722	$30,672,849	$23,316,794	$1,246,028	$55,251,393
Shares issued to private placement at $7 per share	4,140,000	4,140	28,975,860			28,980,000
Private placement finance cost			(1,897,559)			(1,897,559)
Restricted share issued at $9.12 per share	300,000	300	2,735,700			2,736,000
Stock-based compensation			54,534,860		-	54,534,860
Cashless exercise of 142,816 warrants	87,383	87	-87			-
Net loss for the year	-	-	-	(34,337,347)	-	(34,337,347)
Foreign currency translation adjustment	-	-	-	-	2,502,328	2,502,328

Balance at December 31, 2010	20,249,563	$20,249	$115,021,623	$(11,020,553)	$3,748,356	$107,769,675

The accompanying notes are an integral part of these consolidated financial statements

YUHE INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS   (in US Dollars)

	For The Year Ended
	December 31
	2010	2009
Cash flows from operating activities
Net income	$(34,337,347)	$12,794,121
Adjustments to reconcile net income to net cash used in operating activities:
Stock based compensation	54,534,860	728,833
Depreciation	2,495,395	2,035,813
Amortization	63,907	65,541
Amortization of unearned rental income	(31,559)	-
Capitalized interest in construction in progress	(530,915)	(662,711)
Bad debt expense	18,351	56,220
Gain on disposal of fixed assets	(238,412)	(24,567)
Income from unlisted investment	-	(15,522)
Changes in operating assets and liabilities:
Accounts receivable	(67)	66
Advances to suppliers	(37,056)	4,113,119
Inventories	(6,067,059)	100,646
Deferred tax assets	9,602	(17,756)
Other receivable	6,530	-
Long term prepaid rent	184,875	-
Accounts payable	(175,450)	760,193
Other payable	(327,088)	403,821
Accrued expenses and payroll related liabilities	489,642	235,576
Advances from customers	1,355,972	3,161
Other taxes payable	(714)	8,866

Net cash provided by operating activities	17,413,467	20,585,420

Cash flows from investing activities
Deposits paid and acquisition of property, plant and equipment	(25,302,994)	(18,187,196)
Advance to notes receivable	(34,699)	-
Proceeds from disposal of fixed assets	-	27,834
Repayments from related companies	-	44,637
Proceeds received from related parties receivables	-	3,713,806
Purchase of leased land use rights	-	(5,960,354)
Proceeds from unlisted investments	302,760	-
Investment in direct financing lease	161,624	592,004

Net cash used in investing activities	(24,873,309)	(19,769,269)

Cash flows from financing activities
Proceeds from loans payable	11,403,282	1,067,114
Repayment of loans payable	(10,886,963)	(1,067,114)
Repayment of related party payable	-	(209,828)
Proceeds from issuance of common stock	27,082,442	-

Net cash flows (used in) provided by financing activities:	27,598,761	(209,828)

The accompanying notes are an integral part of these consolidated financial statements

YUHE INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (in US Dollars)

Effect of foreign currency translation on cash and cash equivalents	355,592	28,619

Net increase in cash	20,494,511	634,942

Cash- beginning of year	14,047,147	13,412,205

Cash- end of year	$34,541,658	$14,047,147

Cash paid during the period for:
Interest paid	$931,952	$1,405,500
Income taxes paid	$-	$-

Supplemental disclosure
Transfer from construction in progress to fixed assets	$2,711,986	$4,009,791
Transfer from advances to suppliers and deposit paid for acquisition of long term assets to fixed assets	$7,102,605	$-
Transfer from deposit paid for acquisition of long term assets to long term prepaid rent	$2,684,586	$-
Cashless exercise of 142,816 warrants	$87	$-
Issuance of 300,000 restricted shares for deposit to purchase assets	$2,736,000	$-

 The accompanying notes are an integral part of these consolidated financial statements

YUHE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in US Dollars)

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

2.        Organization and Basis of Preparation of Consolidated Financial Statements

The consolidated financial statements include the accounts of Yuhe International, Inc. and its wholly-owned subsidiaries Bright Stand International Co. Ltd. (“Bright Stand”), Weifang Yuhe Poultry Co. Ltd. (“PRC Yuhe”) and Weifang Taihong Feed Co. Ltd. (“Taihong”), hereinafter collectively referred to as “the Company”, “we”, “us” or “our”. The Company’s operations are conducted in the People’s Republic of China by its wholly-owned subsidiaries PRC Yuhe and Taihong, which are engaged in the business of chicken and feed production.

The Company was originally incorporated under the laws of the State of Nevada on September 9, 1997 under the name First Growth Investors, Inc. (“First Growth”). First Growth was formed to buy and sell vintage wines. From 2003 on, First Growth was not engaged in any substantive business activities or operations prior to the acquisition of Bright Stand described below.

The Company entered into a Stock Purchase Agreement (the “Stock Purchase Agreement”) with Halter Financial Investments, L.P., a Texas limited partnership (“Halter Financial”), dated November 6, 2007, pursuant to which it agreed to sell to Halter Financial 951,996 shares of its common stock for $425,000. The transaction closed on November 16, 2007. Following completion of the transaction, the 951,996 shares held by Halter Financial represented 87.5% of the Company’s 1,087,994 shares of common stock then outstanding.

Bright Stand International Co., Ltd.

Bright Stand was incorporated on August 3, 2007. Bright Stand did not have any operating activities from August 3, 2007 (inception) to March 12, 2008. Kunio Yamamoto, a Japanese citizen, was the sole shareholder of Bright Stand through March 12, 2008.

Weifang Yuhe Poultry Co., Ltd.

PRC Yuhe is the wholly-owned subsidiary of Bright Stand. PRC Yuhe was incorporated on March 8, 1996 by Gao Zhentao, our Chief Executive Officer, and Sun Haoguo, with each of them owning, respectively, 60% and 40% of its equity interests. From its formation through its acquisition by Bright Stand, PRC Yuhe was effectively controlled by Gao Zhentao, the Company’s Chief Executive Officer. The principal business of PRC Yuhe is breeding poultry, hatchlings and selling chicken.

Weifang Taihong Feed Co., Ltd.

Taihong was incorporated on May 26, 2003 by Shandong Yuhe Food Group Co., Ltd. (“Yuhe Group”), a PRC company based in Shandong Province, and Gao Zhenbo, the brother of the Company’s Chief Executive Officer, Gao Zhentao, with Yuhe Group and Mr. Gao owning, respectively, 56.25% and 43.75% of its equity interests. Yuhe Group is an entity controlled by the Company’s Chief Executive Officer, Gao Zhentao, and his brother, Gao Zhenbo. The principal business of Taihong is the production and sale of feed and feed additives, primarily to PRC Yuhe. On September 14, 2007 Yuhe Group transferred all of its interests in Taihong to PRC Yuhe in a reorganization of equity interests under common control. The 43.75% equity stake in Taihong owned by Gao Zhenbo was subsequently transferred to Bright Stand in the course of the corporate reorganization transactions described below.

Corporate Reorganization Transactions

HFG International, Limited, an affiliate of Halter Financial, was engaged by Bright Stand to provide consulting services related to Bright Stand’s efforts to complete a combination transaction with a US domiciled publicly-traded “shell corporation” and other post transaction matters. HFG International, Limited introduced Bright Stand to First Growth. After Halter Financial became a 87.5% shareholder of First Growth pursuant to the November 6, 2007 Stock Purchase Agreement described above, the sole shareholder of Bright Stand entered into an Equity Transfer Agreement with the Company, effective as of March 12, 2008, as described below.

Bright Stand previously entered into a Share Transfer Agreement with all the existing shareholders of PRC Yuhe on October 18, 2007, as a result of which Bright Stand acquired all the equity interests of PRC Yuhe in exchange for cash consideration equal to the appraised fair market value of PRC Yuhe of RMB 81,450,000 ($11,306,522). The selling shareholders of PRC Yuhe included Yuhe Group, Mr. Gao Zhentao (the Company’s Chief Executive Officer) and his brother, Mr. Gao Zhenbo. Bright Stand obtained approval from the Shandong Province counterpart of the Ministry of Commerce for this transaction on November 9, 2007, and the acquisition closed on January 31, 2008.

Bright Stand also entered into a Share Transfer Agreement with Gao Zhenbo on October 18, 2007 to acquire his 43.75% of the outstanding equity interests of Taihong for cash consideration equal to 43.75% of the net asset value of Taihong in the amount of RMB 2,244,000 ($312,530). The remaining 56.25% of Taihong is owned by PRC Yuhe. Bright Stand obtained approval from the Shandong provincial counterpart of the Ministry of Commerce for this transaction on November 9, 2007, and the acquisition closed on January 31, 2008.

Effective March 12, 2008, the Company closed an Equity Transfer Agreement with Bright Stand and Mr. Yamamoto, the former sole shareholder of Bright Stand. Pursuant to the terms of the Equity Transfer Agreement, the Company acquired all of the outstanding capital stock of Bright Stand from Mr. Yamamoto in exchange for 8,626,320 shares of the Company’s common stock. At the closing, Bright Stand and its wholly-owned subsidiaries PRC Yuhe and Taihong became the Company’s wholly-owned subsidiaries. On March 12, 2008, the Company also completed a private placement of 5,829,018 shares of its common stock to 25 accredited investors, as described below. Following the closing of the Equity Transfer Agreement and the private placement, the Company had 15,543,332 shares of common stock outstanding, which were held as follows:

	Shares	%
Halter Financial	951,996
Other Shareholders	135,998
	1,087,994	7.0
Kunio Yamamoto	7,654,820	49.25
Private Placement Investors	6,800,518	43.75

Common Stock Outstanding	15,543,332	100.0

The acquisitions of PRC Yuhe and Taihong by Bright Stand closed on January 31, 2008 after obtaining the relevant approval from the Shandong Province counterpart of the Ministry of Commerce.

Accounting for the Reorganization

As described above, on March 12, 2008, the Company entered into an Equity Transfer Agreement and thereby completed a reverse acquisition transaction with Bright Stand and Kunio Yamamoto, a Japanese person and the sole former shareholder of Bright Stand.

This share exchange transaction resulted in Bright Stand’s former shareholder obtaining a majority voting interest in the Company. Generally accepted accounting principles require that the company whose shareholders retain the majority interest in a combined business be treated as the acquirer for accounting purposes, resulting in a reverse acquisition with Bright Stand as the accounting acquirer and Yuhe International Inc. as the acquired party. Accordingly, the share exchange transaction was accounted for as a recapitalization of the Company and the historical financial statements presented for periods prior to March 12, 2008 were those of Bright Stand and its wholly-owned subsidiaries PRC Yuhe and Taihong.

YUHE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in US Dollars)

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

The consolidated financial statements of the Company include the accounts of Yuhe International, Inc, and its wholly-owned subsidiaries Bright Stand, PRC Yuhe and Taihong. All significant intercompany accounts, transactions and cash flows have been eliminated.

(b) Use of estimates

The preparation of the consolidated financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods.  Management makes these estimates using the best information available at the time the estimates are made; however actual results could differ materially from those estimates.

(c) Reclassification

Certain reclassifications have been made to prior-period comparative consolidated financial statements to conform to the current period presentation. These reclassifications had no effect on previously reported results of operations or financial position.

YUHE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in US Dollars)

3.        Summary of significant accounting policies - continued

(d) Intangible assets

According to the laws of the PRC, the Chinese government owns all of the land in the PRC. Companies or individual are authorized to possess and use the land only through land use rights approved by the PRC government. Land use rights are carried at cost and amortized on a straight-line basis over the remaining period of the rights of up to 50 years, commencing from the date of acquisition.

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
(in US Dollars)

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

(g) Guarantee Expense

The Company guarantees its customers a 98% survival rate and, to ensure this is achieved, delivers an additional 2% of its day-old broilers. For example, the Company delivers two additional day-old broilers to its customers for every order of 100 day-old broilers. The cost for these two additional broilers is included in the Company’s cost of sales at the time of sale. The Company provides additional compensation to its customers if the survival rate falls below 96% in the first seven days following delivery after taking into consideration the additional 2% broilers that have already been provided. Any loss of broiler chicken solely caused by customers is excluded from the guarantee. Based on its historical experience, the Company believes that there is only a remote chance that the survival rate will fall below 96% and therefore no liability is accrued. Guarantee expense was $0 in both 2010 and 2009.

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

If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.  During the periods covered by these consolidated financial statements, there was no impairment loss.

YUHE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in US Dollars)

3.        Summary of significant accounting policies - continued

(i) Inventories

Inventories consisting of raw materials, work in progress and finished goods are stated at the lower of cost or net realizable value.  The cost of inventories is determined using the weighted average cost method, and includes expenditure incurred in acquiring the inventories and bringing them to their existing location and condition. Net realizable value is the estimated selling price in the ordinary course of business less any applicable selling expenses. Finished goods are comprised of direct materials, direct labor and an appropriate proportion of overhead.  At each balance sheet date, inventories that are worth less than cost are written down to their net realizable value, and the difference is charged to the cost of revenues of that period.

(j) Trade receivables

Trade receivables are recognized and carried at the original invoice amount less an allowance for any uncollectible amounts. An estimate for doubtful accounts is made when collection of the full amount is no longer probable. Management has adopted an allowance policy which provides an allowance equivalent to 30% of the gross amount of accounts receivables due over 6 months and 60% of the gross amount of accounts receivables due over 1 year. Full provision is made for accounts receivables due over 2 years. Bad debts are written off as incurred. It is a common industry practice in the PRC for customers to pay in advance prior to delivery of the products.  As a result, the Company maintains a low level of trade receivables.

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
(in US Dollars)

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

(o) Advertising

The Company expenses all advertising costs as incurred.  Advertising expenses were $16,778 and $4,149 for the years ended December 31, 2010 and 2009, respectively.

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

Retirement benefits in the form of contributions under defined contribution retirement plans to the relevant authorities are charged to the statements of income as incurred. The retirement benefit expenses for the years ended December 31, 2010 and 2009 were $113,369 and $89,819 respectively.

YUHE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

3.        Summary of significant accounting policies - continued

(q) Income tax

The Company accounts for income taxes in accordance with FASB ASC 740, Accounting for Income Taxes, using an asset and liability approach and allows for recognition of deferred tax benefits in future years.  Under the asset and liability approach, deferred taxes are provided for the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  A valuation allowance is provided for deferred tax assets if it is more likely than not these items will either expire before the Company is able to realize their benefits, or that future realization is uncertain.

The Company operates in the PRC, and in accordance with the relevant tax laws and regulations of the PRC, the corporation income tax rate is 25%. PRC Yuhe is a poultry company, and in accordance with the relevant regulations regarding the favorable tax treatment for a poultry company, PRC Yuhe is not required to pay corporate income tax. However, any decision by the relevant tax authorities in the future that PRC Yuhe is no longer eligible for tax exemption treatment may require PRC Yuhe to pay such taxes in the future.

The corporate income tax for the subsidiary, Taihong, is 25%.

(r) Shipping and handling fees

Shipping and handling fees are expensed when incurred.  During the years ended December 31, 2010 and 2009, shipping and handling charges included in selling expenses were $489,704 and $30,609 respectively.

(s) Foreign currency translation

The accompanying consolidated financial statements are presented in United States dollars. The functional currency of the Company and its subsidiaries is the Chinese Renminbi (RMB).  The consolidated financial statements  are translated into United States dollars from RMB at year-end exchange rates for assets and liabilities and average exchange rates for revenues and expenses. Capital accounts are translated at their historical exchange rates when the capital transactions occurred.

The RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions.  No representation is made that the RMB amounts could have been, or could be, converted into US$ at the rates used in translation.

The accompanying consolidated financial statements are translated into United States dollars from Chinese RMB using the following exchange rates.

	2010	2009
Year end rate	6.61180	6.83720
Average rate for the year	6.77875	6.84088

YUHE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in US Dollars)

3.        Summary of significant accounting policies - continued

(t) Comprehensive income

We report comprehensive income in accordance with FASB ASC 220, Comprehensive Income.  This statement requires the disclosure of accumulated other comprehensive income or loss (excluding net income or loss) as a separate component of shareholders’ equity. Comprehensive income reported in our consolidated financial statements has typically included foreign currency translation gains and losses on intercompany balances which are deemed to be of a long-term investment nature.

(u) Fair value of financial instruments

The fair values of all financial assets and liabilities do not differ materially from their carrying amounts, primarily due to their short-term nature. None of the financial instruments held are derivative financial instruments and none were acquired or held for trading purposes during the years ended December 31, 2010 or 2009.

(v) Basic and diluted earnings per share

The Company reports basic earnings per share in accordance with ASC 260, Earnings Per Share. Basic earnings or loss per share is computed by dividing net income or loss attributable to common stockholders by the weighted average number of common shares outstanding during the period.

Diluted earnings per share is based on the assumption that all dilutive options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options are assumed to be exercised as of the beginning of the period, or their date of issuance if later and the funds obtained thereby are assumed to be used to purchase common stock at the average market price during the year.

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

4.        Recently issued accounting pronouncements

During 2010, the FASB issued 29 Accounting Standards Codification Updates and through March 25, 2011 has issued one further Update. The Company has reviewed these Updates and determined that, to the extent appropriate, the guidance in these Updates is already reflected in our consolidated financial statements or does not apply to our operations. Management does not anticipate that those Updates that do not require adoption until a future date will have any material effect on our consolidated financial statements.

YUHE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in US Dollars)

5.                Inventories

Inventories consist of the following:

	December 31	December 31
	2010	2009

Raw materials	$8,534,522	$5,275,629
Work in progress	4,470,176	1,285,154
Finished goods	-	-

	$13,004,698	$6,560,783

Work in progress included the cost of hatching eggs and the cost of processing feeds, which amounted to $4,456,326 and $13,850 for the year ended December 31, 2010, respectively, and $1,274,697 and $10,457 for the year ended December 31, 2009, respectively.

6.                Plant and equipment

Plant and equipment consists of the following:

	December 31,	December 31,
	2010	2009

At cost
Buildings	$28,051,922	$19,071,808
Machinery	8,135,753	6,006,596
Motor vehicles	76,751	120,069
Furniture and equipment	116,574	102,154
	36,381,000	25,300,627
Less: accumulated depreciation	(6,295,637)	(3,716,677)
	30,085,363	21,583,950
Construction in progress	4,503,038	7,972,762
	$34,588,401	$29,556,712

During the year ended December 31, 2010, depreciation expenses amounted to $2,495,395, of which $2,356,166 and $139,229 were recorded as cost of revenue and general and administrative expenses, respectively.

During the year ended December 31, 2009, depreciation expenses amounted to $2,035,813, of which $1,843,369 and $192,444 were recorded as cost of revenue and general and administrative expenses, respectively.

6.                Plant and equipment, net-continued

Capitalized interest included in construction in progress totaled $530,915 and $662,711 for the year ended December 31, 2010 and 2009, respectively.

As of December 31, 2010, no buildings or machinery of the Company were pledged as collateral under any loan arrangements. As of December 31, 2009, buildings and machinery of the Company with net book value of $6,600,351 were pledged as collateral under certain loan arrangements.

7.                Deposits paid for acquisition of long term assets

Deposits paid consist of the following:

	December 31,	December 31,
	2010	2009

Deposit paid for acquisition of farms	$18,229,787	$12,139,473
Deposits paid for construction in progress	8,837,987	218,336
Deposits paid for purchase of equipment	6,853,736	3,724,804

Deposits paid for acquisition of long term assets	$33,921,510	$16,082,613

8.                Note receivable and other receivable

	December 31,	December 31,
	2010	2009

Note receivable	$113,462	$75,319
Less: Bad debt allowance	(59,309)	(50,967)
Note receivable, net	54,153	24,352

Other receivable	3,416,808	14,021
Less: Bad debt allowance	(16,174)	(4,738)
Other receivable, net	3,400,634	9,283

	3,454,787	33,635

On July 5, 2010, the local State Land and Resource Bureau in Weifang city reclaimed one of PRC Yuhe’s land using right because of the need of city planning and paid the Company RMB27,239,800, equivalent to approximately $4,119,877, as compensation. The Company has received part of the compensation of RMB4,700,000, equivalent to approximately $710,850. The receivable part of RMB22,539,800, equivalent to approximately $3,409,027 was recorded in other receivable.

9.                Intangible assets

Intangible assets consist of the following:

	December 31,	December 31,
	2010	2009

Land use rights, at cost	$1,921,574	$2,977,098
Less: accumulated amortization	(195,492)	(125,687)

	$1,726,082	$2,851,411

In November 2010, the local government of Weifang City reclaimed one of PRC Yuhe’s land using right because of city planning needs. The net book value of the land using right was $1,157,015 and the Company recorded a loss on disposal for the net book value.

As of December 31, 2010 and December 31, 2009, land use rights of the Company with net book value of $1,398,808 and $2,851,411, respectively, were pledged as collateral under certain loan arrangements.

During the year ended December 31, 2010 and 2009, amortization expense included in the cost of revenue was $63,907 and $65,541, respectively.

The Company tested the intangible assets for impairment and concluded that the expected future cash flows generated by the land use rights would be higher than the carrying value of the intangible assets at December 31, 2010.

The estimated aggregate amortization expenses for the land use right for the five succeeding years are as follows:

Year
2011	$39,325
2012	39,325
2013	39,325
2014	39,325
2015	39,325
thereafter	1,529,457
$1,726,082

10.               Loan from director

Loan from director totaled $302,489 (RMB 2,000,000) and $292,517 at December 31, 2010 and December 31, 2009, respectively, representing bank loan principal borrowed through a director.  The loan is due on November 26, 2011 and bears interest at 8.19% per annum.

11.       Other payable

	December 31,	December 31,
	2010	2009

Interest payable	$71,552	$69,193
Deposits received	89,143	471,344
Others	892,931	803,364

	$1,053,626	$1,343,901

Deposit received represent deposits collected from customers as security for non-payment.

Others represent apartment rental reimbursement due to staff and insurance payable.

12.        Short-term loans

The short-term loans are denominated in Chinese Renminbi and are presented in US dollars as follows:

	December 31,	December 31,
	2010	2009

Loans from Nansun Rural Credit, interest rate at 7.78% per annum, balance due on November 20, 2011	$10,178,772	$-
Loan from China Merchants Bank Weifang Branch, interest rate at 7.23% per annum, due on November 16, 2011	1,512,447	-

	$11,691,219	$-

At December 31, 2010, the weighted-average interest rate of these short-term loans is 7.71%.

13.       Long-term loans

The long-term loans are denominated in Chinese Renminbi and are presented in US dollars as follows:

	December 31,	December 31,
	2010	2009

Loans from Nansun Rural Credit, interest rate at 7.56% per annum, originally due on December 10, 2011, January 26, 2013 and March 16, 2013	$-	$8,775,521
Loan from Shuangyang Rural Credit, interest rate at 9.83% per annum, due on Oct 13, 2010	-	950,682
Loan from Hanting Kaiyuan Rural Credit Cooperative, interest rate at 7.56% per annum, originally due on January 7, 2011	-	1,067,689

	-	10,793,892
Less: current portion of long-term loans	-	(9,433,686)

	$-	$1,360,206

14.        Accrued expenses and payroll related liabilities

	December 31,	December 31,
	2010	2009

Salary	$1,466,554	$1,254,780
Employee benefits	-	102,385
Accrued expenses	1,467,742	1,008,969

	$2,934,296	$2,366,134

Payroll related liabilities represent accrued payroll and welfare benefits to employees.

15.        Income tax

The Company was incorporated in Nevada and is subject to U.S. income tax at the statutory tax rate of 34%.  No provision for income taxes have been made for the U.S. entity as it has a taxable loss for the year ended December 31, 2010 and 2009, respectively.

Bright Stand is incorporated in the British Virgin Islands and is not subject to income taxes under the current laws of the British Virgin Islands.

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

	For the Year Ended
	December 31,
	2010	2009

Income (loss) before income taxes
United States	$(54,534,860)	$(728,833)
China	20,208,356	13,522,954
Total	$(34,326,504)	$12,794,121

Provision for Income Taxes
Current income tax	$1,240	$-
Deferred income tax expense	9,603	(17,756)
Total	$10,843	$(17,756)

Reconciliation of effective income tax rate:

Stautory U.S. tax rate	34.0%	34.0%
Tax rate difference	(9.0%)	(9.0%)
Tax exemption – PRC Yuhe	14.5%	(26.9%)
Valuation allowance – China	0.2%	0.5%
Valuation allowance – United States	(39.7%)	1.4%
Tax exemption	14.5%	(26.9%)
Others	-	(0.1%)
Effective worldwide tax rate	(0.0%)	(0.1%)

15.       Income tax - continued

During the year of 2010, the United States entity had a net loss before income tax of $54,435,860 for which no benefit was realized and a 100% valuation allowance was created. The valuation allowance ratio for the US side was 39.7%.

During the year of 2009, the United States entity had a net loss before income tax of $728,833 for which no benefit was realized and a 100% valuation allowance was created. The valuation allowance ratio for the US side was 1.4%.

The Company uses the asset and liability method, where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes. Taihong has a temporary difference, which resulted in deferred tax assets of $8,527 as of December 31, 2010.

Actual income tax expense reported in the consolidated statements of income and comprehensive income differ from the amounts computed by applying the U.S. Federal statutory income tax rate of 34% to income before taxes for the following reasons:

	For the Year Ended
	December 31,

Income (loss) before income taxes	$(34,579,147)	$12,776,365

Computed “expected” income tax expense at 34%	(11,756,910)	4,343,964
Difference between U.S. Federal rate of 34% and PRC statutory rate of 25%	3,112,123	(1,149,873)

Tax effect of permanent differences	13,952,349	(83,949)
Tax effect of temporary differences	(3,199)	432,941

Effect of tax holiday	(5,293,520)	(3,560,839)

Income tax expense (benefit)	$10,843	$(17,756)

The tax effects of temporary differences and carry forwards that give rise to deferred tax assets as of December 31, 2010 and December 31, 2009, were as follows:

	December 31,	December 31,
	2010	2009

Deferred tax assets
Net operating loss carry forwards	$-	$12,691
Bad debt allowance	8,527	5,075
	8,527	17,766
Valuation allowance	-	-
Total deferred tax assets	$8,527	$17,766

The Company follows the guidance in FASB ASC 740-10, which prescribes a more-likely-than-not threshold for financial statement recognition and measurement of a tax position taken in a tax return. This interpretation also provides guidance on de-recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, accounting for income taxes in interim periods and income tax disclosures.

Through December 31, 2010, management considered that the Company had no uncertain tax positions which affected its consolidated financial position and results of operations or cash flow, and will continue to evaluate any such uncertain positions in the future. There are no estimated interest costs and penalties provided in the Company’s consolidated financial statements for the year ended December 31, 2010 and 2009.

Cumulative undistributed earnings of foreign subsidiaries, for which no U.S. income or foreign withholding taxes have been recorded, approximated $48 million at December 31, 2010.  As the company intends to indefinitely reinvest all such earnings, no provision has been made for income taxes that may become payable upon distribution of such earnings as allowed under ASC 740-30, “Accounting for Income Taxes-Other considerations or special areas.”

16        Fair value of financial instruments

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

17.       Common stock and warrants

The Company is authorized to issue 500,000,000 shares of common stock, $0.001 par value. At December 31, 2010 and December 31, 2009, 20,249,563 and 15,722,180 shares of common stock, respectively, were outstanding.

Holders of common stock are entitled to one vote for each share held of record on each matter submitted to a vote of shareholders. Holders of our common stock do not have a cumulative voting right, which means that the holders of more than one half of our outstanding shares of common stock, subject to the rights of the holders of preferred stock, can elect all of our directors, if they choose to do so. In this event, the holders of the remaining shares of common stock would not be able to elect any directors. Subject to the prior rights of any class or series of preferred stock which may from time to time be outstanding, if any, holders of common stock are entitled to receive ratably, dividends when, as, and if declared by our Board of Directors out of funds legally available for that purpose and, upon our liquidation, dissolution, or winding up, are entitled to share ratably in all assets remaining after payment of liabilities and payment of accrued dividends and liquidation preferences on the preferred stock, if any. Holders of common stock have no preemptive rights and have no rights to convert their common stock into any other securities. The outstanding common stock is duly authorized and validly issued, fully-paid, and non-assessable. Except as otherwise required by Nevada law, and subject to the rights of the holders of preferred stock, all stockholder action is taken by the vote of a majority of the outstanding shares of common stock present at a meeting of shareholders at which a quorum consisting of a majority of the outstanding shares of common stock is present in person or by proxy.

On August 6, 2010, the Company issued 300,000 restricted common shares, valued at $2,736,000, to Mr. Jiang Zhaolin, the controlling shareholder of Haicheng Songsen, as consideration for providing PRC Yuhe with certain services related to completion and closing of the transaction of acquiring five breeder farms.

On June 2, 2010, the Company filed a shelf registration on Form S-3 (File No. 333-167246) with the Securities and Exchange Commission, which became effective on June 23, 2010. Under the shelf registration statement, the Company may, from time to time, sell up to an aggregate of $40,000,000 of its common stock. On November 2, 2010, the Company completed a public offering under the shelf registration statement of 4,140,000 shares of common stock (including the exercise by the underwriters of their over-allotment option) at a price of $7.00 per share. After payment of underwriting discounts and commissions and other expenses of $1,897,559, the Company received net proceeds of $27,082,441. The Company intends to use the net proceeds from this offering for future acquisitions, capital expenditures, general corporate and working capital purposes.

(b)  Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock, $0.001 par value, with such rights and preferences as the Board of Directors may determine. At December 31, 2010 and December 31, 2009, no shares of preferred stock have been issued.

(c)  Warrants

On March 18, 2010, the Company issued 87,383 of common shares to WLT Brothers Capital, Inc as a result of its cashless exercise of 142,816 outstanding common stock warrants.  There are no warrants outstanding as at December 31, 2010.

(d) Stock-based compensation

On October 11, 2010, Mr. Kunio Yamamoto, the previous beneficial owner of 7,654,817 shares of the Company’s common stock, entered into an agreement for the transfer of 7,222,290 shares of common stock, or the Transfer Shares, to Mr. Gao Zhentao, the Company’s chief executive officer, pursuant to a general, verbal and informal understanding between Mr. Kunio Yamamoto and Mr. Gao Zhentao at the time of execution of a share transfer agreement between Bright Stand and all the then existing shareholders of PRC Yuhe on October 18, 2007. Based on that understanding, all or part of the shares issued to Mr. Kunio Yamamoto would be transferred to Mr. Gao Zhentao in consideration of Mr. Gao Zhentao’s commitment to management of our business operations and future achievement of the financial targets as set forth in a Make Good Agreement dated March 12, 2008. The purpose of the arrangement between Mr. Yamamoto and Mr. Gao Zhentao was to transfer Mr. Yamamoto’s shares to Mr. Gao Zhentao in exchange for the services that Mr. Gao Zhentao has rendered, which resulted in the strong performance of the Company in the years 2008 and 2009. Consequently, on October 11, 2010, Mr. Kunio Yamamoto agreed to transfer the Transfer Shares, representing approximately 44.8% of the Company’s then issued and outstanding common stock, to Mr. Gao Zhentao in a private transaction intended to be exempt from registration under the Securities Act. The transfer was completed on October 13, 2010, and the Company recorded $53.81 million as share-based compensation expenses based on $7.45 per share for the year ended December 31, 2010. On October 13, 2010, Mr. Kunio Yamamoto also transferred an aggregate of 432,527 shares of the Company's common stock to six individuals who had issued personal loans to him as well as to designees of these lenders, pursuant to the exercise by these lenders of warrants for the Company's common stock. Mr. Kunio Yamamoto issued the warrants to these lenders at the time of such loans in December 2007. The transfers were completed on October 13, 2010.

18.       Stock options

On June 13, 2008, the Company issued 383,151 stock options to one employee and its three independent directors. The options vest over a three-year period and expire after five years. At December 31, 2010, all 383,151 options remain outstanding.  The Company recognizes compensation expense, net of estimated forfeitures, over the requisite service period, which is the period during which the grantee is required to provide services in exchange for the award.  The Company has elected to recognize compensation cost for awards with only a service condition that has a graded vesting schedule on a straight-line basis over the requisite service period for the entire award.

The Company used the Black-Scholes option pricing model to calculate the grant-date fair value of the options, with the following assumptions: no dividend yield, expected volatility of 109.40%, and a risk-free interest rate of 3.00%. In estimating the volatility of the Company’s common stock, the Company used the historical average volatility of the Company’s stock. The aggregate grant-date fair value of the options was $2,186,499. In accordance with FASB ASC 718, the Company recorded stock-based compensation expense during the years ended December 31, 2010 and 2009 of $728,799 and $728,833, respectively.

The weighted average grant date fair value of options granted was $5.71 per share.  The weighted average exercise price of these options is $3.708 per share.  The total number of stock options outstanding as at December 31, 2010 and December 31, 2009 was 383,151 shares. At December 31, 2010, the intrinsic value of the outstanding options, based on the closing price of the Company’s common stock of $8.95 on such date, was $2,008,478. At December 31, 2010, unrecognized compensation cost related to outstanding options was $327,474, which is expected to be recognized in the first half of 2011.

Following is a summary of the status of options outstanding at December 31, 2010:

	Options outstanding			Options exercisable
Exercise price	Number outstanding	Weighted average remaining contractual life (years)	Weighted Average Exercise price	Number exercisable	Weighted average remaining contractual life (years)	Weighted Average Exercise price

$3.708	383,151	2.45	$3.708	326,100	2.45	$3.708

19.       Earnings per share

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

	For The Year Ended
	December 31,
	2010	2009

Net income(loss) attributable to common stockholders	$(34,337,347)	$12,794,121

Weighted average outstanding shares of common stock	16,672,957	15,722,180
Dilutive effect of options and warrants	240,097	70,360
Common stock and common stock equivalents	16,913,054	15,792,540

Earnings(loss) per share:
Basic	$(2.06)	$0.81
Diluted (anti-dilutive)	$(2.06)	$0.81

Basic and diluted earnings per share are the same for 2010, as the effect of the options outstanding is anti-dilutive.

20.       Significant concentrations and risk

(a)  Customer Concentrations

In 2010 and 2009, the Company had one customer that accounted for 10.57% and 10.71%, respectively, of the Company’s revenue. No other customer accounted for more than 10% of the Company’s revenue.

The Company has not experienced any significant difficulty in collecting its accounts receivable in the past and is not aware of any financial difficulties being experienced by its major customers.

The Company has the following concentrations of business with certain suppliers constituting greater than 10% of the Company’s purchases:

	For The Year Ended
	December 31,
	2010	2009

Jiang Zhaolin	11.96%	*
Gao Ping	10.96%	*
Wang Jianbo	10.93%	11.99%

* Constitutes less than 10% of the Company’s purchase.

(b)  Credit Risk

Financial instruments that potentially subject the Company to significant concentration of credit risk consist primarily of cash and cash equivalents.  As of December 31, 2010, substantially all of the Company’s cash and cash equivalents were held by major financial institutions located in the PRC, which management believes are of high credit quality.

(c)  Company’s operations are in China

All of the Company’s operations are in China.  The Company’s operations are subject to various political, economic, and other risks and uncertainties inherent in China.  Among other risks, the Company’s operations are subject to the risks of transfer of funds; domestic and international customs and tariffs; changing taxation policies; foreign exchange restrictions; and political conditions and governmental regulations.

21.       Business and geographical segments

The Company’s operations are classified into two principal reportable segments that provide different products or services.  PRC Yuhe is engaged in the business of breeding chickens while Taihong is engaged in the business of feed production, in which most of the products are used internally.  Separate management of each segment is required because each business unit is subject to different production and technology strategies.

Reportable Segments

	For The Year Ended December 31, 2010			For The Year Ended December 31, 2009			For The Year Ended December 31,
	Production	Production		Production	Production
	of chicks	of feed	Corporate	of chicks	of feed	Corporate	Total
							2010	2009
External revenue	$67,298,642	$181,717	$-	$46,920,680	$325,078	$-	$67,480,359	$47,245,758
Intersegment revenue	$-	$10,321,289	$-	$-	$9,270,123	$-	$10,321,289	$9,270,123
Interest income	$35,361	$114	$44	$229	$8	$-	$35,519	$237
Interest expense	$(27,582)	$(373,456)	$-	$	$(608,789)	$-	$(401,038)	$(608,789)
Depreciation and amortization	$(2,449,328)	$(109,974)	$-	$(1,973,839)	$(127,815)	$-	$(2,559,302)	$(2,101,354)
Income tax benefit (expense)	-	(10,843)	-	-	17,756	-	(10,843)	17,756
Net profit/(loss) after tax	$21,426,728	$221,075	$(55,985,150)	$14,243,358	$282,527	$(1,731,764)	$(34,337,347)	$12,794,121

Expenditures for long-lived assets	$25,301,560	$1,434	$-	$8,830,361	$69,539	$-	$25,302,994	$8,899,900
Total assets	$129,978,152	1,198,663	17,321	75,470,469	1,285,203	7,364	131,194,136	76,763,036

Note: Intersegment revenue of $10,321,289 and $9,270,123 was eliminated in consolidation for the year ended December 31, 2010 and 2009, respectively.

The Company’s operations are located in the PRC. All revenue is from customers in the PRC and all of the Company’s assets are located in the PRC. Accordingly, no analysis of the Company’s sales and assets by geographical market is presented.

22.       Commitments and contingencies

Operating Leases - In the normal course of business, the Company leases the land for hen houses under operating lease agreements. The Company rents land, primarily for feeding chickens. The operating lease agreements generally contain renewal options that may be exercised at the Company’s discretion after the completion of the base rental terms. At December 31, 2010, the Company was obligated under operating leases requiring minimum rentals as follows:

2011	$75,038
2012	75,038
2013	75,038
2014	75,038
2015	75,038
Thereafter	1,389,958

Total minimum lease payments	$1,765,148

During the year ended December 31, 2010 and 2009, rental expenses were $255,412 and $165,269, respectively.

22.       Commitments and contingencies - continued

The Company has entered into various breeder farm acquisition and construction contracts; the following is a summary of the commitments as of December 31, 2010:

	Total Consideration	Total Amount Paid as of December 31, 2010	Remaining Balance as of December 31, 2010	Expected Date of Payment	Starting Date of Project	Date / Expected Date of Completion

Acquisition of 13 Breeder Farms	$15,709,792	$12,553,314	$3,156,478	End of December 2011	Acquired on December 24, 2009	End of December 2011
Acquisition of 5 Breeder Farms	3,214,335	2,458,111	756,224	End of August 2011	July 14,2010	End of July 2011

Acquisition of 10 Breeder Farms	16,438,295	9,282,803	7,155,492	End of December 2011	December 29,2010	End of December 2011

Construction for Hatchery No. 4	8,741,946	6,993,557	1,748,389	End of December 2011	November 5,2010	July 31,2011
Equipment foundation, installation and construction for Hatchery No. 3	600,442	545,994	54,448	Within three months upon completion	July 15,2010	March 31,2011
Total	$44,704,810	$31,833,779	$12,871,031

22.        Commitments and contingencies - continued

Acquisition of 13 Breeder Farms

On December 24, 2009, PRC Yuhe entered into an agreement to purchase thirteen breeder farms for a total consideration of $15,709,792(RMB 103,870,000).  As of December 31, 2010, PRC Yuhe has paid 80% of the total consideration, or $12,553,314 (RMB 83,000,000). The remaining balance of $3,156,478 (RMB 20,870,000), is expected to be paid by the end of December 2011. The farms cover a total area of 37 hectares (560 mu), for which PRC Yuhe acquired all the ground buildings as well as the land use rights for 36 years. The purchase price also includes in-house breeding facilities which supply feed, water and air to the parent breeders. In addition to the purchase price, the Company expects to spend approximately $2.49 million to renovate the facilities.

Acquisition of 5 Breeder Farms

On July 14, 2010, PRC Yuhe entered into an asset purchase agreement with Liaoning Haicheng Songsen Stock Farming and Feed Co., Ltd. (“Haicheng Songsen”), and Mr. Jiang Zhaolin, the controlling shareholder of Haicheng Songsen. Neither Haicheng Songsen nor Mr. Jiang Zhaolin is affiliated with the Company.

Pursuant to the Purchase Agreement, PRC Yuhe agreed to buy certain assets of Haicheng Songsen, including five breeder farms with a total area of approximately 52 acres and buildings totalling approximately 63,174 square meters in Haicheng, Liaoning Province, China, for a purchase price of $3,214,335 (RMB 21,252,540).  As of December 31, 2010, PRC Yuhe had paid $2,458,111 (RMB 16,252,540). The remaining balance of $756,224 (RMB 5,000,000), is expected to be paid by the end of August 2011. Concurrent with the purchase, the Company issued 300,000 restricted shares of its common stock to Mr. Jiang Zhaolin pursuant to a service agreement (the “Service Agreement”) between PRC Yuhe and Mr. Jiang Zhaolin. Pursuant to the Service Agreement, Mr. Jiang Zhaolin agreed to provide PRC Yuhe with certain services related to completion and closing of the Transaction in consideration for the restricted shares of common stock of the Company calculated at a price of $10.00 per share with total consideration equivalent to approximately RMB 20 million.  On the issuance date, the 300,000 restricted shares were valued at $2,736,000, based on the closing market price of $9.12 on that day.

Acquisition of 10 Breeder Farms

On December 31, 2010, PRC Yuhe entered into an asset purchase agreement (collectively, the “Purchase Agreements”) with each of Mr. Liu Tiezhu, Mr. Liu Kaichun, Mr. Luo Xingshi, Mr. Xu Zhenming, Mr. Shan Jichun and Mr. Xin Yubin (collectively, the “Sellers”).  All Sellers are unaffiliated with the Company. Pursuant to the Purchase Agreements, PRC Yuhe agreed to purchase from the Sellers, and each of the Sellers has agreed to sell, certain assets, including, in the aggregate, ten breeder farms with an area of 558.4 mu (approximately 91 acres) and buildings covering approximately 136,740 square meters in Henan and Liaoning provinces of China, for an aggregate purchase price of approximately RMB 108.7 million ($16.4 million). Mr. Xu Yubin will receive approximately 431,848 restricted shares of the Company’s common stock calculated at a price of $10 per share with total consideration equal to approximately RMB28.6 million, or approximately $4.3 million. These restricted shares, which have not yet been issued, will be subject to a six-month lock-up period. The other five Sellers will receive an aggregate cash consideration of approximately RMB 80.1 million($12.1 million). The Purchase Agreements are subject to customary closing conditions and are expected to be closed in the first half of 2011.

Purchase of Land Use Right and Construction for Hatchery No.4

On December 26, 2009, PRC Yuhe entered into an agreement to purchase land use rights and buildings on this land targeted for hatchery farm No. 4 for a total consideration of $3,024,895 (RMB 20,000,000). The land use right is for 50 years.  As of December 31, 2010, full payment had already been made. PRC Yuhe plans to build hatchery farm No. 4 on this piece of land.

On November 5, 2010, PRC Yuhe entered into a construction agreement with a contractor to build hatchery farm No. 4 for a total consideration of $8,741,946 (RMB57.8 million). Construction has started and the Company has paid $6,993,557 (RMB46.24 million). The residual scheduled payment is $1,748,389 (RMB11.56 million) and is scheduled to be paid three months after completion of construction.

Equipment foundation, installation and construction for Hatchery No. 3

On July 15, 2010, PRC Yuhe entered into a construction agreement with a contractor to build the infrastructure and equipment installation project for its hatchery farm No. 3 for a total consideration of $600,442 (RMB3.97 million). Construction has started and the Company has paid $545,994 (RMB3.61 million). The residual scheduled payment is $54,448 (RMB 0.36 million) and is scheduled to be paid within three months after completion of construction.

23.       Equipment Leasing and Rental Arrangement

On November 11, 2008, Weifang Yuhe Poultry Co., Ltd. (“PRC Yuhe” or the “Lessor”), the Company’s wholly owned subsidiary, entered into a lease contract with Shandong Nongbiao Purina Feed Co., Ltd. (the “Lessee”) for the lease of land, buildings and equipment with a term of 10 years and annual rental payments of RMB 1.5 million, equivalent to approximately $219,390. According to the lease contract, the Lessor would purchase new equipment for RMB 10 million, equivalent to approximately $1.5 million to be installed in the leased building, and such RMB 10 million, equivalent to approximately $1.5 million would be paid to the Lessor by the Lessee as rental prepayment under the lease contract.

By December 31, 2009, the Lessee had paid the Lessor RMB 7,863,000, equivalent to approximately $1.2 million, to be used for purchasing equipment and rental payment for land and building, which amount was treated as rental prepayment by the Lessee. This prepayment included two parts: (i) equipment rental, in the amount of RMB 4,164,390, equivalent to approximately $608,750, under “Minimum lease payments receivable” and (ii) rental for land and building, in the amount of RMB 3,698,610, equivalent to approximately $543,913.  The Company will have received RMB 10 million, equivalent to approximately $1.5 million, from the Lessee as rent payment by the end of the 10-year lease term, which amount the Company will use to upgrade the feed facility.

By December 31, 2010, the Lessee had paid the Lessor RMB 10,000,000, equivalent to approximately $1.5 million, to PRC Yuhe as rental payment. Of this receipt, RMB 4,740,000, equivalent to approximately $716,900, was recorded as advances from customers and RMB 5,260,000, equivalent to approximately $795,547, was credited to minimum lease payments receivable.
.
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

The following lists the components of the investment in direct financing as of December 31, 2010 and December 31, 2009, respectively:

	December 31,	December 31,
	2010	2009
Minimum lease payments receivable	$397,774	$544,903

Less: Unearned income	(135,334)	(162,161)

Investment in direct financing lease	$262,440	$382,742

23.       Equipment Leasing and Rental Arrangement – continued

As of December 31, 2010, future minimum lease payments to be received for each of the five succeeding fiscal years are as follows: $0 in 2010 to 2015 and $39,777 in 2016.  There were no minimum lease payments to be received in 2010 to 2015 because Purina has advanced $795,547 for equipment rental as of December 31, 2010.

There are no contingent rentals included in income for the years ended December 31, 2010 and 2009.

24.      Make Good Escrow Agreements

On March 12, 2008, the Company’s then majority stockholder, Mr. Yamamoto, entered into an escrow agreement with the private placement investors. Mr. Yamamoto will deliver a certain number of shares of the Company’s common stock owned by him to the investors pro-rata in accordance with their respective investment amount for no additional consideration if:

(i)  the Company’s after tax net income for its fiscal year ending on December 31, 2008 is less than $9,000,000 and for its fiscal year ending on December 31, 2009 is less than 95% of $13,000,000; and

(ii)  the Company’s earnings per share reported in the fiscal year ending on December 31, 2009 is less than $0.74 on a fully diluted basis (the “Low Performance Events”).

Mr. Yamamoto has placed an aggregate of 3,359,889 shares (rounded down as a result of the reverse stock split) of common stock, “Make Good Shares”, into an escrow account pursuant to the terms of the Make Good Escrow Agreement by and among the Company, Mr. Yamamoto, the Investors and the escrow agent named therein. In the event the Company does not achieve the targets in 2008 and 2009, Make Good Shares will be conveyed to the Investors pro-rata in accordance with their respective investment amount for no additional consideration. In the event that the foregoing Low Performance Events do not occur, the Make Good Shares will be transferred to Mr. Yamamoto.

According to the Consolidated Statements of Income and Comprehensive Income of the Company in its Form 10-K for the fiscal year ended December 31, 2008 filed by the Company with the Securities and Exchange Commission on March 31, 2009, the Company’s After Tax Net Income for the fiscal year ended December 31, 2008 was reported as $10,524,885, which has exceeded the 2008 Guaranteed After Tax Net Income, as agreed in such Make Good Escrow Agreements.

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

According to the Consolidated Statements of Income and Comprehensive Income of the Company in its Form 10-K for the fiscal year ended December 31, 2009 filed by the Company with the Securities and Exchange Commission on March 31, 2010, the Company’s After Tax Net Income for the fiscal year ended December 31, 2009 was reported as $12,794,121, which had exceeded the 2009 Guaranteed After Tax Net Income, and the Company’s earnings per share reported in the fiscal year ending on December 31, 2009 is 0.81, more than $0.74 on a fully diluted basis, as agreed in the Make Good Escrow Agreements.

In April 2010, Roth Capital instructed the Escrow Agent to release 1,679,897 shares of common stock, the 2009 Make Good Shares, to Mr. Yamamoto.  In April 2010, such shares of the Company’s common stock were released to Mr. Yamamoto.

In April 2010, 235,196 shares of the Company’s common stock were released by HFG to Mr. Yamamoto.

25.      Subsequent events

The Company evaluated subsequent events through the date the accompanying financial statements were issued, and there were no significant subsequent events to disclose.

Exhibit Index

Exhibit Number	Description of Document

3.1
Articles of Incorporation of the registrant as filed with the Secretary of State of Nevada, as amended to date. [Incorporated by reference to Exhibit 3.1 to the registrant’s current report on Form 8-K filed on April 10, 2007]

3.2	By-laws of the registrant [Incorporated by reference to exhibit 3.2 to the registrant’s Registration Statement on Form S-3 filed on June 2, 2010]

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

10.1
Stock Purchase Agreement dated November 6, 2007 between First Growth Investors, Inc. and Halter Financial Investments, L.P. [Incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K filed on November 6, 2007]

10.2
Equity Transfer Agreement dated March 12, 2008 between First Growth Investors, Inc. and Kunio Yamamoto. [Incorporated by reference to Exhibit 10.2 to the registrant’s current report on Form 8-K filed on March 17, 2008]

10.3
Securities Purchase Agreement dated March 12, 2008 by and among First Growth Investors, Inc., Bright Stand International Limited, Weifang Yuhe Poultry Co., Ltd., Kunio Yamamoto and certain investors. [Incorporated by reference to Exhibit 10.3 to the registrant’s current report on Form 8-K filed on March 17, 2008]

10.4
Make Good Escrow Agreement dated March 12, 2008 by and among First Growth Investors, Inc., Kunio Yamamoto, certain investors, Roth Capital Partners, LLC and Tri-State Title and Escrow, LLC. [Incorporated by reference to Exhibit 10.5 to the registrant’s current report on Form 8-K filed on March 17, 2008]

10.5
Holdback Escrow Agreement dated March 12, 2008 by and among First Growth Investors, Inc., certain investors, and Tri-State Title and Escrow, LLC. [Incorporated by reference to Exhibit 10.6 to the registrant’s current report on Form 8-K filed on March 17, 2008]

10.6
Warrant dated Mach 12, 2008 issued by First Growth Investors, Inc. to Roth Capital Partners, LLC [Incorporated by reference to Exhibit 10.7 to the registrant’s current report on Form 8-K filed on March 17, 2008]

10.7
Make Good Escrow Agreement dated March 12, 2008 by and among First Growth Investors, Inc., Kunio Yamamoto, HFG International, Limited, and Interwest Transfer Company, Inc. [Incorporated by reference to Exhibit 10.8 to the registrant’s current report on Form 8-K filed on March 17, 2008]

10.8
Lock-up Agreement dated March 12, 2008 between Kunio Yamamoto and First Growth Investors, Inc. [Incorporated by reference to Exhibit 10.9 to the registrant’s current report on Form 8-K filed on March 17, 2008]

10.09
Labour Contract dated July 15, 2000 entered into between Weifang Taihong Feed Co., Ltd. and Gao Aiping.  [Incorporated by reference to Exhibit 10.12 to the registrant’s Registration Statement on Form S-1/A filed on December 19, 2008]

10.10
Labour Contract dated December 25, 2000 entered into between Weifang Taihong Feed Co., Ltd. and Wang Jianbo.  [Incorporated by reference to Exhibit 10.13 to the registrant’s Registration Statement on Form S-1/A filed on December 19, 2008]

10.11
Labour Contract dated July 10, 2001 entered into between Weifang Yuhe Poultry Co. Ltd. and Zhao Beijing.  [Incorporated by reference to Exhibit 10.14 to the registrant’s Registration Statement on Form S-1/A filed on December 19, 2008]

10.12
Commitment to Product Quality and Customer Services Agreement dated February 12, 2004 entered for and on behalf of Weifang Yuhe Poultry Co. Ltd.  [Incorporated by reference to Exhibit 10.15 to the registrant’s Registration Statement on Form S-1/A filed on December 19, 2008]

10.13
Contract of land dated April 12, 2005 entered into between Yejiazhuang Village, Dabucum Village and Weifang Yuhe Poultry Co., Ltd.  [Incorporated by reference to Exhibit 10.16 to the registrant’s Registration Statement on Form S-1/A filed on December 19, 2008]

10.14
Lease Agreement dated June 25, 2005 entered into between Standing Weifang Farm and Weifang Yuhe Poultry Co., Ltd.  [Incorporated by reference to Exhibit 10.17 to the registrant’s Registration Statement on Form S-1/A filed on December 19, 2008]

10.15
Labour Contract dated July 11, 2005 entered into between Weifang Yuhe Poultry Co. Ltd. and Ding Wengui.  [Incorporated by reference to Exhibit 10.18 to the registrant’s Registration Statement on Form S-1/A filed on December 19, 2008]

10.16
Labour Contract dated October 15, 2005 entered into between Weifang Yuhe Poultry Co. Ltd. and Jiang Yingjun.  [Incorporated by reference to Exhibit 10.19 to the registrant’s Registration Statement on Form S-1/A filed on December 19, 2008]

10.17
Summary of loan agreements with Nansun Rural Credit in respect of loan agreement dated November 28, 2005.  [Incorporated by reference to Exhibit 10.20 to the registrant’s Registration Statement on Form S-1/A filed on December 19, 2008]

10.18
Feed Purchase Contract dated January 1, 2006 entered into between Weifang Taihong Feed Co., Ltd. and Weifang Yuhe Poultry Co., Ltd.  [Incorporated by reference to Exhibit 10.21 to the registrant’s Registration Statement on Form S-1/A filed on December 19, 2008]

10.19
Labour Contract dated March 10, 2006 entered into between Weifang Yuhe Poultry Co., Ltd. and Tan Yi. [Incorporated by reference to Exhibit 10.22 to the registrant’s Registration Statement on Form S-1/A filed on December 19, 2008]

10.20
Summary of Loan Agreement dated November 10, 2006 with Hanting Rural Credit Cooperative. [Incorporated by reference to Exhibit 10.23 to the registrant’s Registration Statement on Form S-1/A filed on December 19, 2008]

10.21
Summary of Loan Agreement dated May 12, 2007 with Shuangyang Rural Credit. [Incorporated by reference to Exhibit 10.24 to the registrant’s Registration Statement on Form S-1/A filed on December 19, 2008]

10.22
Summary of Loan Agreement dated July 1, 2007 with Hanting Kaiyuan Rural Credit Cooperative. [Incorporated by reference to Exhibit 10.25 to the registrant’s Registration Statement on Form S-1/A filed on December 19, 2008]

10.23
Labour Contract dated December 1, 1998 entered into between Weifang Yuhe Poultry Co. Ltd. and Han Chengxiang.  [Incorporated by reference to Exhibit 10.26 to the registrant’s Registration Statement on Form S-1/A filed on December 19, 2008]

10.24
Labour Contract dated June 13, 2008 entered into between Yuhe International, Inc. and Han Chengxiang.  [Incorporated by reference to Exhibit 10.27 to the registrant’s Registration Statement on Form S-1/A filed on December 19, 2008]

10.25
Labour Contract dated June 13, 2008 entered into between Yuhe International, Inc. and Jiang Yingjun. [Incorporated by reference to Exhibit 10.12 to the registrant’s Registration Statement on Form S-1/A filed on December 19, 2008]

10.26
Employment Agreement dated June 13, 2008 entered into between Yuhe International, Inc. and Gao Zhentao [Incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K filed on June 13, 2008]

10.27
Employment Agreement dated June 13, 2008 entered into between Yuhe International, Inc. and Gang Hu [Incorporated by reference to Exhibit 10.2 to the registrant’s current report on Form 8-K filed on June 13, 2008]

10.28
Supplemental Feed Purchase Agreement dated August 5, 2008 entered into between Weifang Taihong Feed Co., Ltd. and Weifang Yuhe Poultry Co., Ltd.  [Incorporated by reference to Exhibit 10.12 to the registrant’s Registration Statement on Form S-1/A filed on December 19, 2008]

10.29	Form of Stock Option Agreement [Incorporated by reference to Exhibit 10.1 to the registrant’s quarterly report on Form 10-Q filed on August 14, 2008]

10.30
Summaries of Oral Loan Agreements as disclosed under section “Transactions with Related Persons”.  [Incorporated by reference to Exhibit 10.33 to the registrant’s Registration Statement on Form S-1/A filed on December 19, 2008]

10.31	Capital Transfer Agreement dated November 28, 2007. [Incorporated by reference to Exhibit 10.12 to the registrant’s Registration Statement on Form S-1/A filed on December 19, 2008]

10.32	Translation of Equipment Leasing Agreement dated November 11, 2008 in English. [Incorporated by reference to Exhibit 99.1 to the registrant’s 8-K filed on November 21, 2008]

10.33	Translation of Tenancy Agreement dated November 11, 2008 in English. [Incorporated by reference to Exhibit 99.2 to the registrant’s 8-K filed on November 21, 2008]

10.34	Asset Purchase Contract with Haicheng Songsen Farming Feed Co., Ltd. dated July 14, 2010 [Incorporated by reference to Exhibit 10.1 to the registrant’s 10-Q filed on August 13, 2010]

10.35	Service Agreement with Haicheng Songsen Farming Feed Co., Ltd. dated July 14, 2010 [Incorporated by reference to Exhibit 10.2 to the registrant’s 10-Q filed on August 13, 2010]

*10.36	English translation of Asset Purchase Agreement with Mr. Liu Tiezhu dated December 31, 2010

*10.37	English translation of Asset Purchase Agreement with Mr. Liu Kaichun dated December 31, 2010

*10.38	English translation of Asset Purchase Agreement with Mr. Luo Xingshi dated December 31, 2010

*10.39	English translation of Asset Purchase Agreement with Mr. Xu Zhenming dated December 31, 2010

*10.40	English translation of Asset Purchase Agreement with Mr. Shan Jichun dated December 31, 2010

*10.41	English translation of Asset Purchase Agreement with Mr. Xin Yubin dated December 31, 2010]

14.1	Code of Ethics. [Incorporated by reference to Exhibit 14.1 to the registrant's 2008 10-K filed on March 31, 2009]

*21.1	List of Subsidiaries of the Company

23.1	Consent of Thomas G. Kimble and Associates, PC, included in Exhibit 5.1.[Incorporated by reference to Exhibit 23.2 to the registrant’s Registration Statement S-1 filed on May 12, 2008]

23.2	Consent of Long An Law Firm.[Incorporated by reference to Exhibit 23.3 to the registrant’s Registration Statement on Form S-1 filed on May 12, 2008]

*23.3	Consent of Child, Van Wagoner & Bradshaw, PLLC, independent auditors

24.1	Power of Attorney (included on the signature page of this registration statement)

*31.1	Certification of the Chief Executive Officer pursuant to Rules 13a-14(a) and 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31.2	Certification of the Chief Financial Officer pursuant to Rules 13a-14(a) and 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith