Form 10-Q
period 2011-03-31
YUHE INTERNATIONAL, INC.
filed 2011-05-16
CIK 1047857

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10−Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2011

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

Yes   ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Sec.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).       Yes ☐     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer ☐   Accelerated filer ☐    Non-accelerated filer   ☐
Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes   ☐     No   ☒

The number of shares outstanding of each of the issuer’s classes of common equity as of March 31, 2011 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	20,249,563

PART I
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

YUHE INTERNATIONAL, INC.

CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2011

YUHE INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS
(Stated in U.S. Dollars)

	March 31,	December 31,
	2011	2010
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$42,045,179	$34,541,658
Accounts receivable, net of allowances of $20,576 and $20,446	-	-
Inventories	17,590,716	13,004,698
Advances to suppliers	629,399	329,190
Deferred tax assets	8,581	8,527
Total current assets	60,273,875	47,884,073

Plant and equipment, net	37,541,162	34,588,401
Deposits paid for acquisition of long term assets	30,765,399	33,921,510
Notes receivable, net and other receivable, net	2,775,826	3,454,787
Intangible assets, net	1,726,894	1,726,082
Investment in direct financing lease	271,753	262,440
Long term prepaid rent	9,640,575	9,356,843
Total assets	$142,995,484	$131,194,136

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$9,134,181	$5,757,951
Other payable	1,089,958	1,053,626
Short term borrowings	11,765,422	11,691,219
Accrued expenses and payroll related liabilities	4,174,770	2,934,296
Advances from customers	1,258,277	1,380,852
Other taxes payable	160,736	155,172
Loan from director	304,409	302,489
Other liabilities	149,801	148,856
Total current liabilities	28,037,554	23,424,461

Total liabilities	28,037,554	23,424,461

  YUHE INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS
(Continued)
   (Stated in U.S. Dollars)

Stockholders' Equity
Preferred stock, $.001 par value, 1,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $.001 par value, 500,000,000 shares authorized, 20,249,563 and 20,249,563 equivalent shares issued and outstanding at March 31, 2011 and December 31, 2010, respectively	20,249	20,249
Additional paid-in capital	115,433,587	115,021,623
Retained earnings (deficit)	(4,951,249)	(11,020,553)
Accumulated other comprehensive income	4,455,343	3,748,356
Total stockholders’ equity	114,957,930	107,769,675

Total liabilities and stockholders’ equity	$142,995,484	$131,194,136

The accompanying notes are an integral part of the unaudited consolidated financial statements.

YUHE INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (UNAUDITED)
(Stated in U.S. Dollars)

	For The Three Months Ended
	March 31
	2011	2010

Net revenue	$26,861,054	$11,756,917

Cost of revenue	(19,434,321)	(7,856,562)

Gross profit	7,426,733	3,900,355

Operating Expenses
Selling	(284,104)	(110,947)
General and administrative expenses	(1,026,474)	(820,516)

Total operating expenses	(1,310,578)	(931,463)

Income from operations	6,116,155	2,968,892

Non-operating income (expenses)
Interest income	39,441	58
Other income (expenses)	60,446	10,989
Investment income	-	15,612
Interest expenses	(143,715)	(65,950)

Total other income (expenses)	(43,828)	(39,291	) )

Net income before income taxes	6,072,327	2,929,601
Income tax expenses	(3,023)	(2,601)

Net income	$6,069,304	$2,927,000

Other comprehensive income
Foreign currency translation	706,987	8,875
Comprehensive income	$6,776,291	$2,935,875

Earnings per share
Basic	$0.30	$0.19
Diluted	$0.30	$0.18

Weighted average shares outstanding
Basic	20,249,563	15,735,773
Diluted	20,464,978	16,056,599

The accompanying notes are an integral part of these unaudited consolidated financial statements.

YUHE INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Stated in U.S. Dollars)

	For The Three Months Ended
	March 31
	2011	2010
Cash flows from operating activities
Net income	$6,069,304	$2,927,000
Adjustments to reconcile net income to net cash used in operating activities:
Stock based compensation	179,712	179,608
Depreciation	788,670	553,496
Amortization	10,114	16,397
Amortization of unearned rental income	(7,626)	(8,104)
Capitalized interest in construction in progress	(100,071)	(206,063)
Income from unlisted investment	-	(15,612)
Loss on disposal of fixed assets	-	176
Changes in operating assets and liabilities:
Advances to suppliers	(61,891)	2,489
Inventories	(4,490,288)	(1,706,572)
Deferred tax assets	-	2,601
Other receivable	696,321	-
Long term prepaid rent	71,358	26,273
Accounts payable	3,329,911	(54,403)
Other payable	29,658	115,430
Accrued expenses and payroll related liabilities	1,221,491	198,272
Advances from customers	(130,955)	(23,172)
Other taxes payable	4,566	1,839

Net cash provided by operating activities	7,610,274	2,009,655

Cash flows from investing activities
Deposit paid and acquisition of property, plant and equipment	(581,617)	(332,155)
Advance to notes receivable	2,509	-
Repayment of notes receivable	-	(16,357)

Net cash used in investing activities	(579,108)	(348,512)

Cash flows from financing activities
Proceeds from common stock sale	232,252	-

Net cash flows provided by financing activities:	232,252	-

YUHE INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Stated in U.S. Dollars)

Effect of foreign currency translation on cash and cash equivalents	240,103	2,275

Net increase in cash	7,503,521	1,663,418

Cash- beginning of period	34,541,658	14,047,147

Cash- end of period	$42,045,179	$15,710,565

Cash paid during the period for:
Interest paid	$243,786	$231,576
Income taxes paid	$-	$-

Supplemental disclosure
Transfer from construction in progress to fixed assets	$4,400,018	$-
Transfer from advances to suppliers and deposit paid for acquisition of long term assets to fixed assets	$1,694,978	$-
Transfer from deposit paid for acquisition of long term assets to long term prepaid rent	$295,046	$-
Cashless exercise of 142,816 warrants	$-	$87

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of presentation

The interim consolidated financial statements included herein, presented in accordance with United States generally accepted accounting principles and stated in US dollars, have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission. These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein.  These interim consolidated financial statements should be read in conjunction with the financial statements of the Company for the year ended December 31, 2010 and notes thereto included in the Form 10-K of Yuhe International, Inc. filed on March 31, 2011. The Company follows the same accounting policies in the preparation of interim reports.

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

3.	Summary of significant accounting policies – continued

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

(g) Guarantee Expense

The Company guarantees its customers a 98% survival rate and, to ensure this is achieved, delivers an additional 2% of its day-old broilers. For example, the Company delivers two additional day-old broilers to its customers for every order of 100 day-old broilers. The cost for these two additional broilers is included in the Company’s cost of sales at the time of sale. The Company provides additional compensation to its customers if the survival rate falls below 96% in the first seven days following delivery after taking into consideration the additional 2% broilers that have already been provided. Any loss of broiler chicken solely caused by customers is excluded from the guarantee. Based on its historical experience, the Company believes that there is only a remote chance that the survival rate will fall below 96% and therefore no liability is accrued. Guarantee expense was $0 for the 3 months ended March 31, 2011 and 2010.

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

3.	Summary of significant accounting policies – continued

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

(o) Advertising

The Company expenses all advertising costs as incurred.  Advertising expenses were $6,829 and $3,193 for the three months ended March 31, 2011 and 2010, respectively.

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

Retirement benefits in the form of contributions under defined contribution retirement plans to the relevant authorities are charged to the statements of income as incurred. The retirement benefit expenses for the three months ended March 31, 2011 and 2010 were $36,842 and $18,065 respectively.

3.	Summary of significant accounting policies – continued

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

(r) Shipping and handling fees

Shipping and handling fees are expensed when incurred. During the three months ended March 31, 2011 and 2010, shipping and handling charges included in expenses were $18,798 and $66,276 respectively.

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

The RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions.  No representation is made that the RMB amounts could have been, or could be, converted into US dollar at the rates used in translation.

The accompanying consolidated financial statements are translated into United States dollars from Chinese RMB using the following exchange rates.

	March 31, 2011	March 31, 2010
Three months end rate	6.5701	6.8361
Average rate for the three months	6.5894	6.83603

3.	Summary of significant accounting policies – continued

(t) Comprehensive income

The Company reports comprehensive income in accordance with FASB ASC 220, Comprehensive Income.  This statement requires the disclosure of accumulated other comprehensive income or loss (excluding net income or loss) as a separate component of shareholders’ equity. Comprehensive income reported in the Company’s consolidated financial statements has typically included foreign currency translation gains and losses on intercompany balances which are deemed to be of a long-term investment nature.

(u) Fair value of financial instruments

The fair values of all financial assets and liabilities do not differ materially from their carrying amounts, primarily due to their short-term nature. None of the financial instruments held are derivative financial instruments and none were acquired or held for trading purposes during the three months ended March 31, 2011 or 2010.

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

4.	Inventories

Inventories consist of the following:

	March 31	December 31
	2011	2010

Raw materials	$11,900,343	$8,534,522
Work in progress	5,690,373	4,470,176
Finished goods	-	-

	$17,590,716	$13,004,698

Work in progress included the cost of hatching eggs and the cost of processing feeds, which amounted to $5,672,564 and $17,809 for the three months ended March 31, 2011, respectively, and $4,456,326 and $13,850 for the year ended December 31, 2010, respectively.

5.	Plant and equipment, net

Plant and equipment consists of the following:

	March 31,	December 31,
	2011	2010

At cost
Buildings	$33,914,405	$28,051,922
Machinery	8,672,667	8,135,753
Motor vehicles	77,239	76,751
Furniture and equipment	76,589	116,574
	42,740,900	36,381,000
Less: accumulated depreciation	(7,123,748)	(6,295,637)
	35,617,152	30,085,363
Construction in progress	1,924,010	4,503,038
	$37,541,162	$34,588,401

During the three months ended March 31, 2011, depreciation expenses amounted to $788,670, of which $761,974 and $26,696 were recorded as cost of revenue and general and administrative expenses, respectively.

During the three months ended March 31, 2010, depreciation expenses amounted to $553,496, of which $499,608 and $53,888 were recorded as cost of revenue and general and administrative expenses, respectively.

5.	Plant and equipment, net-continued

Capitalized interest included in construction in progress totaled $100,071 and $206,063 for the three months ended March 31, 2011 and 2010, respectively.

By March 31, 2011, PRC Yuhe had officially taken possession of two breeder farms from Liaoning Haicheng Songsen Stock Farming and Feed Co., Ltd. The Company’s plant and equipment increased based on the fair value of the two breeder farms.

Construction in progress increased $1.7 million in the first quarter of 2011, mainly due to construction of hatchery No.4 and renovation of hatchery No.3.

As of March 31, 2011 and December 31, 2010, no buildings or machinery of the Company were pledged as collateral under any loan arrangements.

6.	Deposits paid for acquisition of long-term assets

Deposits paid consist of the following:

	March 31,	December 31,
	2011	2010

Deposit paid for purchase of farms	$16,640,048	$18,229,787
Deposits paid for construction in progress	7,175,489	8,837,987
Deposits paid for purchase of equipment	6,949,862	6,853,736

Total Deposits paid for acquisition of long term assets	$30,765,399	$33,921,510

7.	Note receivable and other receivable

	March 31,	December 31,
	2011	2010

Note receivable	$111,666	$113,462
Less: Bad debt allowance	(59,685)	(59,309)
Note receivable, net	51,981	54,153

Other receivable	2,740,122	3,416,808
Less: Bad debt allowance	(16,277)	(16,174)
Other receivable, net	2,723,845	3,400,634

Total	$2,775,826	$3,454,787

Note receivable primarily included petty cash lent to employees for the Company’s business purposes.

On July 5, 2010, the local State Land and Resource Bureau in Weifang city reclaimed the land use of right of one parcel of PRC Yuhe’s land for urban zoning purposes and paid the Company RMB27,239,800, equivalent to approximately $4,119,877, as compensation. As of March 31, 2011, the Company had received partial compensation of RMB9,376,662, equivalent to approximately $1,427,172. The remaining receivable of RMB17,863,138, equivalent to approximately $2,718,853, was recorded under other receivable.

8.	Intangible assets, net

Intangible assets consist of the following:

	March 31,	December 31,
	2011	2010

Land use rights, at cost	$1,933,770	$1,921,574
Less: accumulated amortization	(206,876)	(195,492)

	$1,726,894	$1,726,082

As of March 31, 2011 and December 31, 2010, land use rights of the Company with net book value of $1,399,308 and $1,398,808, respectively, were pledged as collateral under certain loan arrangements.

During the three months ended March 31, 2011 and 2010, amortization expenses included in the cost of revenue were $10,114 and $16,397, respectively.

The estimated aggregate amortization expenses for the land use right for the five succeeding years are as follows:

Year
Remainder of 2011	$30,430
2012	40,574
2013	40,574
2014	40,574
2015	40,574
thereafter	1,534,168

$1,726,894

9.	Loan from director

Loan from director totaled $304,409 (approximately RMB 2,000,000) and $302,489 at March 31, 2011 and December 31, 2010, respectively, representing bank loan principal borrowed through a director.  The loan is due on November 26, 2011 and bears interest at 8.19% per annum.

10.	Other payable

	March 31,	December 31,
	2011	2010

Interest payable	$72,006	$71,552
Deposits received	79,682	89,143
Others	938,270	892,931

	$1,089,958	$1,053,626

Deposit received represent deposits collected from customers as security for non-payment.

Others represent apartment rental reimbursement to staff and insurance payable.

11.	Short-term loans

The short-term loans are denominated in Chinese Renminbi and are presented in US dollars as follows:

	March 31,	December 31,
	2011	2010

Loans from Nansun Rural Credit, interest rate at 7.78% per annum, balance due on November 20, 2011	$10,243,375	$10,178,772
Loan from China Merchants Bank Weifang Branch, interest rate at 7.23% per annum, due on November 16, 2011	1,522,047	1,512,447

	$11,765,422	$11,691,219

12.	Accrued expenses and payroll related liabilities

	March 31,	December 31,
	2011	2010

Salary	$1,707,993	$1,466,554

Accrued expenses	2,466,777	1,467,742

	$4,174,770	$2,934,296

Salary represented accrued payroll and welfare benefits to employees.

13 .	Income tax

The Company was incorporated in Nevada and is subject to U.S. income tax at the statutory tax rate of 34%.  No provision for income taxes have been made for the U.S. entity as it has a taxable loss for the three months ended March 31, 2011 and 2010, respectively.

Bright Stand is incorporated in the British Virgin Islands and is not subject to income taxes under the current laws of the British Virgin Islands.

PRC Yuhe is operating in the PRC in accordance with the relevant tax laws and regulations of the PRC, according to which the general corporation income tax rate is 25%. However, the relevant PRC tax laws and regulations provide tax exemption treatment for enterprises engaged in agricultural industries, such as farming, foresting, fishing and animal husbandry. As an enterprise engaged in the farming industry, PRC Yuhe is eligible for relevant exemption treatment and does not need to pay company income tax. In 2008, the local tax authorities informed the PRC Yuhe that it is eligible for relevant preferential tax treatment.

Taihong is operating in the PRC in accordance with the relevant tax laws and regulations of the PRC, and the corporate income tax rate for Taihong is 25%.

	For the Three Months Ended
	March 31,
	2011	2010

Income (loss) before income taxes
United States	$(179,712)	$(179,695)
China	6,252,039	3,109,296
Total	$6,072,327	$2,929,601

Provision for Income Taxes	-	-
Current income tax	$3,023	$-
Deferred income tax expense	-	2,601
Total	$3,023	$2,601

Reconciliation of effective income tax rate:

Stautory U.S. tax rate	34.0%	34.0%
Tax rate difference	(9.0%)	(9.0%)
Valuation allowance – China	0.0%	(0.9%)
Valuation allowance – United States	0.7%	1.5%
Tax exemption	(25.7%)	(25.7%)
Others	-	0.2%
Effective worldwide tax rate	0.0%	0.1%

13.	Income tax - continued

For the three months ended March 31, 2011, the Company had a net loss before income tax of $179,712 for which no benefit was realized and a 100% valuation allowance was created. The valuation allowance ratio for the US side was 0.7%.

For the three months ended March 31, 2010, the Company had a net loss before income tax of $179,695 for which no benefit was realized and a 100% valuation allowance was created. The valuation allowance ratio for the US side was 1.5%.

The Company uses the asset and liability method, where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes. Taihong has a temporary difference, which resulted in deferred tax assets of $8,581 as of March 31, 2011 and $8,527 as of December 31, 2010.

13.	Income tax - continued

Actual income tax expense reported in the consolidated statements of income and comprehensive income differ from the amounts computed by applying the U.S. Federal statutory income tax rate of 34% to income before taxes for the following reasons:

	For the Three Months Ended
	March 31,
	2011	2010

Income (loss) before income taxes	$6,072,327	$2,929,601

Computed “expected” income tax expense at 34%	2,064,591	996,064
Difference between U.S. Federal rate of 34% and PRC statutory rate of 25%	(546,509)	(263,664)
		-
Tax effect of permanent differences	-	(23,109)
Tax effect of temporary differences	-	-
Effect of tax losses in the US entities	44,928	44,924
Effect of tax holiday	(1,559,987)	(751,614)

Income tax expense (benefit)	$3,023	$2,601

13.	Income tax - continued

The tax effects of temporary differences that give rise to deferred tax assets as of March 31, 2011 and December 31, 2010, were as follows:

	March 31	December 31,
	2011	2010

Deferred tax assets
Net operating loss carry forwards	$-	$-
Bad debt allowance	8,581	8,527
	8,581	8,527
Valuation allowance	-	-
Total deferred tax assets	$8,581	$8,527

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

Through March 31, 2011, management considered that the Company had no uncertain tax positions which affected its consolidated financial position and results of operations or cash flow, and will continue to evaluate any such uncertain positions in the future. There are no estimated interest costs and penalties provided in the Company’s consolidated financial statements for the three months ended March 31, 2011 and 2010.

Cumulative undistributed earnings of foreign subsidiaries, for which no U.S. income or foreign withholding taxes have been recorded, approximated $60 million at March 31, 2011.  As the company intends to indefinitely reinvest all such earnings, no provision has been made for income taxes that may become payable upon distribution of such earnings as allowed under ASC 740-30, “Accounting for Income Taxes-Other considerations or special areas.”

14	Fair value of financial instruments

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

15.	Common stock

(a)  Common stock

Total common stock issued and outstanding of the Company as of March 31, 2011 and December 31, 2010 was 20,249,563 and 20,249,563 shares, respectively.

(b)  Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock, $0.001 par value, with such rights and preferences as the Board of Directors may determine. At March 31, 2011 and December 31, 2010, no shares of preferred stock have been issued.

16.	Stock options

On June 13, 2008, the Company issued 383,151 stock options to one employee and its three independent directors. The options vest over a three-year period and expire after five years. At March 31, 2011, all 383,151 options remain outstanding.  The Company recognizes compensation expense, net of estimated forfeitures, over the requisite service period, which is the period during which the grantee is required to provide services in exchange for the award.  The Company has elected to recognize compensation cost for awards with only a service condition that has a graded vesting schedule on a straight-line basis over the requisite service period for the entire award.

The Company used the Black-Scholes option pricing model to calculate the grant-date fair value of the options, with the following assumptions: no dividend yield, expected volatility of 109.40%, and a risk-free interest rate of 3.00%. In estimating the volatility of the Company’s common stock, the Company used the historical average volatility of the Company’s stock. The aggregate grant-date fair value of the options was $2,186,499. In accordance with FASB ASC 718, the Company recorded stock-based compensation expense during the three months ended March 31, 2011 and 2010 of $179,712 and $179,695, respectively.

The weighted average grant date fair value of options granted was $5.71 per share.  The weighted average exercise price of these options is $3.708 per share.  The total number of stock options outstanding as at March 31, 2011 and December 31, 2010 was 383,151 shares.

 Following is a summary of the status of options outstanding at March 31, 2011:

	Options outstanding			Options exercisable
Exercise price	Number outstanding	Weighted average remaining contractual life (years)	Weighted Average Exercise price	Number exercisable	Weighted average remaining contractual life (years)	Weighted Average Exercise price

$3.708	383,151	2.21	$3.708	357,595	2.21	$3.708

17.	Earnings per share

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

	For The Three Months Ended
	March 31,
	2011	2010

Net income attributable to the common stockholders	$6,069,304	$2,927,000

Weighted average outstanding shares of common stock	20,249,563	15,735,773
Dilutive effect of options, warrants, and contingently issuable shares	215,415	320,826
Common stock and common stock equivalents	20,464,978	16,056,599

Earnings per share:
Basic	$0.30	$0.19
Diluted	$0.30	$0.18

18.	Significant concentrations and risk

(a)  Customer Concentrations

The Company has the following concentrations of business with each customer constituting greater than 10% of the Company’s gross sales:

	For The Three Months Ended
	March 31,
	2011	2010

Wei Yunchao	*	12.38%
Li Chuanwang	*	10.18%

* Constitutes less than 10% of the Company’s gross sales.

The Company has not experienced any significant difficulty in collecting its accounts receivable in the past and is not aware of any financial difficulties being experienced by its major customers.

The Company has the following concentrations of business with each supplier constituting greater than 10% of the Company’s purchase:

	For The Three Months Ended
	March 31,
	2011	2010

Gao Ping	12.60%	20.87%
Jiang Zhaolin	11.50%	*
Wang Jianbo	*	15.26%

* Constitutes less than 10% of the Company’s purchase.

19.	Significant concentrations and risk – continued

(b)  Credit Risk

Financial instruments that potentially subject the Company to significant concentration of credit risk consist primarily of cash and cash equivalents.  As of March 31, 2011, substantially all of the Company’s cash and cash equivalents were held by major financial institutions located in the PRC, which management believes are of high credit quality.

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

Reportable Segments

	For The Three Months Ended March 31, 2011			For The Three Months Ended March 31, 2010			For The Three Months Ended March 31,
	Production of chicks	Production of feed	Corporate	Production of chicks	Production of feed	Corporate	Total
							2011	2010
External revenue	$26,838,167	$22,887	$-	$11,696,185	$60,732	$-	$26,861,054	$11,756,917
Intersegment revenue	$-	$4,746,237	$-	$-	$1,739,994	$-	$4,746,237	$1,739,994
Interest income	$39,438	$1	$2	$58	$-	$-	$39,441	$58
Interest expense	$(23,637)	$(120,078)	$-	$-	$(65,950)	$-	$(143,715)	$(65,950)
Depreciation and amortization	$(772,441)	$(26,343)	$-	$(539,068)	$(30,825)	$-	$(798,784)	$(569,893)
Income tax		(3,023)	-		(2,601)	-	(3,023)	(2,601)
Net profit/(loss) after tax	$6,536,299	$9,069	$(476,064)	$3,214,105	$100,240	$(387,345)	$6,069,304	$2,927,000

Expenditures for long-lived assets	$581,617	$-	$-	$332,155	$-	$-	$581,617	$332,155
Total assets	$141,696,195	$1,200,750	$98,539	$78,997,443	$1,119,535	$3,008	$142,995,484	$80,119,986

Note: Intersegment revenue of $4,746,237 was eliminated in consolidation.

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

Remainder as of March 31:

2011	$56,635
2012	75,514
2013	75,514
2014	75,514
2015	75,514
Thereafter	1,545,194

Total minimum lease payments	$1,903,885

During the three months ended March 31, 2011 and 2010, rental expenses were $71,754 and $51,576, respectively.

21.	Commitments and contingencies - continued

The Company entered into various breeder farm acquisition and construction contracts; the following is a summary of the commitments as of March 31, 2011:

		Total
		Amount			Date of	Date /
		Paid as of	Remaining		Acquisition	Expected
	Total	March 31,	Balance as of	Expected Date	or Construction	Date of
	Consideration	2011	March 31, 2011	of Payment	Commencement	Completion

				End of		End of
Acquisition of 13 Breeder Farms	$15,809,501	$12,632,989	$3,176,512	December 2011	December 24, 2009	December 2011

				End of		End of
Acquisition of 5 Breeder Farms	3,234,736	2,473,713	761,023	August 2011	July 14, 2010	July 2011

				End of		End of
Acquisition of 10 Breeder Farms	16,542,627	9,352,735	7,189,892	December 2011	December 29, 2010	December 2011

				End of
Construction for Hatchery No. 4	8,797,431	7,037,945	1,759,486	December 2011	November 5, 2010	July 31, 2011

Total	$44,384,295	$31,497,382	$12,886,913

21.	Commitments and contingencies - continued

Acquisition of 13 Breeder Farms

On December 24, 2009, PRC Yuhe entered into an agreement to purchase thirteen breeder farms for a total consideration of $15,809,501 (RMB 103,870,000).  As of December 31, 2010, PRC Yuhe has paid 80% of the total consideration, or $12,632,989 (RMB 83,000,000). The remaining balance of $3,176,512 (RMB 20,870,000), is expected to be paid by the end of December 2011. The farms cover a total area of 37 hectares (560 mu), for which PRC Yuhe acquired all the ground buildings as well as the land use rights for 36 years. The purchase price also includes in-house breeding facilities which supply feed, water and air to the parent breeders. In addition to the purchase price, the Company expects to spend approximately $2.49 million to renovate the facilities.

Acquisition of five Breeder Farms

On July 14, 2010, PRC Yuhe entered into an asset purchase agreement with Liaoning Haicheng Songsen Stock Farming and Feed Co., Ltd. (“Haicheng Songsen”), and Mr. Jiang Zhaolin, the controlling shareholder of Haicheng Songsen. Neither Haicheng Songsen nor Mr. Jiang Zhaolin is affiliated with the Company.

Pursuant to the Purchase Agreement, PRC Yuhe agreed to buy certain assets of Haicheng Songsen, including five breeder farms with a total area of approximately 52 acres and buildings totalling approximately 63,174 square meters in Haicheng, Liaoning Province, China, for a purchase price of $3,234,736 (RMB 21,252,540).  As of December 31, 2010, PRC Yuhe had paid $2,473,713 (RMB 16,252,540). The remaining balance of $761,023 (RMB 5,000,000), is expected to be paid by the end of August 2011. Concurrent with the purchase, the Company issued 300,000 restricted shares of its common stock to Mr. Jiang Zhaolin pursuant to a service agreement (the “Service Agreement”) between PRC Yuhe and Mr. Jiang Zhaolin. Pursuant to the Service Agreement, Mr. Jiang Zhaolin agreed to provide PRC Yuhe with certain services related to completion and closing of the Transaction in consideration for the restricted shares of common stock of the Company calculated at a price of $10.00 per share with total consideration equivalent to approximately RMB 20 million.  On the issuance date, the 300,000 restricted shares were valued at $2,736,000, based on the closing market price of $9.12 on that day. By the end of March 31, 2011, the Company had officially taken possession of two breeder farms from Haicheng Songsen.

Acquisition of 10 Breeder Farms

On December 31, 2010, PRC Yuhe entered into an asset purchase agreement (collectively, the “Purchase Agreements”) with each of Mr. Liu Tiezhu, Mr. Liu Kaichun, Mr. Luo Xingshi, Mr. Xu Zhenming, Mr. Shan Jichun and Mr. Xin Yubin (collectively, the “Sellers”).  All Sellers are unaffiliated with the Company. Pursuant to the Purchase Agreements, PRC Yuhe agreed to purchase from the Sellers, and each of the Sellers has agreed to sell, certain assets, including, in the aggregate, ten breeder farms with an area of 558.4 mu (approximately 91 acres) and buildings covering approximately 136,740 square meters in Henan and Liaoning provinces of China, for an aggregate purchase price of approximately RMB 108.7 million ($16.5 million). Mr. Xu Yubin will receive approximately 431,848 restricted shares of the Company’s common stock calculated at a price of $10 per share with total consideration equal to approximately RMB28.6 million, or approximately $4.3 million. These restricted shares, which have not yet been issued, will be subject to a six-month lock-up period. The other five Sellers will receive an aggregate cash consideration of approximately RMB 80.1 million ($12.1 million). The Purchase Agreements are subject to customary closing conditions and are expected to be closed at the end of 2011.

Purchase of Land Use Right and Construction for Hatchery No.4

On December 26, 2009, PRC Yuhe entered into an agreement to purchase land use rights and buildings on this land targeted for hatchery farm No. 4 for a total consideration of $3,044,094 (RMB 20,000,000). The land use right is for 50 years.  As of December 31, 2010, full payment had already been made. PRC Yuhe plans to build hatchery farm No. 4 on this piece of land.

On November 5, 2010, PRC Yuhe entered into a construction agreement with a contractor to build hatchery farm No. 4 for a total consideration of $8,797,431 (RMB57.8 million). Construction has started and the Company has paid $7,037,945 (RMB46.24 million). The residual scheduled payment is $1,759,486 (RMB11.56 million) and is scheduled to be paid three months after completion of construction.

22.	Equipment Leasing and Rental Arrangement

On November 11, 2008, Weifang Yuhe Poultry Co., Ltd. (“PRC Yuhe” or the “Lessor”), the Company’s wholly owned subsidiary, entered into a lease contract with Shandong Nongbiao Purina Feed Co., Ltd. (the “Lessee”) for the lease of land, buildings and equipment with a term of 10 years and annual rental payments of RMB 1.5 million, equivalent to approximately $227,638. According to the lease contract, the Lessor would purchase new equipment for RMB 10 million, equivalent to approximately $1.5 million to be installed in the leased building, and such RMB 10 million, equivalent to approximately $1.5 million would be paid to the Lessor by the Lessee as rental prepayment under the lease contract.

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

By March 31, 2011, the Lessee had paid the Lessor RMB 10,000,000, equivalent to approximately $1.5 million, to PRC Yuhe as rental payment. Of this receipt, RMB 4,740,000, equivalent to approximately $721,450, was recorded as advances from customers and RMB 5,260,000, equivalent to approximately $800,597, was credited to minimum lease payments receivable.

In connection with the execution of the Agreements, Shandong Yuhe Food Group Co., Ltd., “Yuhe Group”, a PRC company based in Shandong Province, would be the guarantor of PRC Yuhe for $685,000, approximately equivalent to RMB 4,500,000, for the first five years and for $457,000, approximately equivalent to RMB 3,000,000, for the next five years. No guarantee fee is required according to the above Agreements.

The leasing arrangement with Purina is accounted for as operating lease with the exception of the lease of equipment.  The equipment leased to Purina are accounted for as direct financing lease because the equipment has an economic useful life of 10 years and the term of the equipment lease is for 10 years.

The following lists the components of the investment in direct financing as of March 31, 2011 and December 31, 2010, respectively:

	March 31,	December 31,
	2011	2010
Minimum lease payments receivable	$400,298	$397,774

Less: Unearned income	(128,545)	(135,334)

Investment in direct financing lease	$271,753	$262,440

22.	Equipment Leasing and Rental Arrangement – continued

As of March 31, 2011, future minimum lease payments to be received for each of the five succeeding fiscal years are as follows: $0 from 2011 to 2015 and $40,030 in 2016.  There were no minimum lease payments to be received in 2011 to 2015 because Purina has advanced $800,597 for equipment rental as of March 31, 2011.

There are no contingent rentals included in income for the three months ended March 31, 2011 and 2010.

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

The following is a discussion of the Company’s results of operations for the three months ended March 31, 2011 compared to the three months ended March 31, 2010.

Three Months Ended March 31, 2011 Compared to Three Months Ended March 31, 2010

	For the three months ended March 31, 2011		For the three months ended March 31, 2010		Increase/decrease
	Amounts	% of net revenue	Amounts	% of net revenue	Amounts	%
	(amounts in U.S. dollars, except percentages)
Sales revenue	$26,861,054	100.00%	$11,756,917	100.00%	$15,104,137	128.47%
Cost of revenue	19,434,321	72.35%	7,856,562	66.83%	11,577,759	147.36%
Gross profit	7,426,733	27.65%	3,900,355	33.17%	3,526,378	90.41%
Selling expenses	284,104	1.06%	110,947	0.94%	173,157	156.07%
General and administrative expenses	1,026,474	3.82%	820,516	6.98%	205,958	25.10%
Operating income	6,116,155	22.77%	2,968,892	25.25%	3,147,263	106.01%
interest income	39,441	0.15%	58	0.00%	39,383	67902%
Other (expense) income	60,446	0.23%	10,989	0.09%	49,457	450%
Investment income	-	-%	15,612	0.13%	(15,612)	(100)%
Interest expenses	143,715	0.54%	65,950	0.56%	77,765	117.91%
Income tax expenses	3,023	0.01%	2,601	0.02%	422	(16.22)%
Net income	$6,069,304	22.60%	$2,927,000	24.90%	$3,142,304	107.36%

The Company has consolidated the results of PRC Yuhe and Taihong into its Consolidated Financial Statements from January 1, 2011 to March 31, 2011 and January 1, 2010 to March 31, 2010.

Net revenue.  Sales revenue amounted to $26.86 million for the three months ended March 31, 2011, an increase of $15.10 million, or 128.47%, from $11.76 million for the three months ended March 31, 2010. The revenue increase was driven by the increase in sales volume of the Company’s day-old broilers by 26.30 million birds, or 102.91%, from 25.56 million birds in the three months ended March 31, 2010 to 51.86 million birds in the same period in 2010. The increase in sales volume of the broilers was a result of capacity expansion in the first quarter of fiscal year 2011 and the full year 2010, as well as an increase in average unit selling price of broilers by RMB 0.29, or 9.81%, from RMB 2.91 per bird for the three months ended March 31, 2010 to RMB 3.20 per bird for the three months ended March 31, 2011, due to general inflation in the first quarter of 2011 with increases in raw materials, feed cost and external eggs cost, as well as an increase in chicken prices, all of which contributed to the increase in the average unit selling price of broilers. The revenue increase of $0.76 million in retired parent breeders and by-products also contributed to the growth of sales revenue.

The number of the Company’s customers increased by 73, or 118%, to 135 for the three months ended March 31, 2011 from 62 for the three months ended March 31, 2010, as a result of the Company’s marketing penetration which resulted in the fast growing sales volume.

For the breakdown of the total revenue, $25.16 million, or 93.68% of total sales, came from day-old broilers sales; $1.39 million, or 5.18% of the total sales, came from the sales of retired parent broilers, which contributed gross income of $1.36 million for the three months ended March 31, 2011; $0.17 million, or 0.63% of total sales, came from sales of non-fecundated eggs; $0.11 million, or 0.42% of total sales, came from chicken dung and other business; and $0.02 million, or 0.09% of total sales, came from external feed sales of Taihong.

Cost of revenues. The Company’s cost of revenues increased by $11.58 million, or 147.36%, to $19.43 million for the three months ended March 31, 2011 from $7.86 million for the three months ended March 31, 2010. The increase in the cost of revenues was mainly driven by the increase in the sales volume of day-old broilers, and by an increase in unit cost of the broilers.  The average unit cost of day-old broilers increased by 23.09% from RMB 2.01 for the three months ended March 31, 2010 to RMB 2.48 for the three months ended March 31, 2011. The average unit cost increase in day-old broilers is attributed to the increased external eggs cost and the increased feed cost. The average unit cost of external eggs increased by RMB0.51 from RMB 1.28 for the three months ended March 31, 2010 to RMB 1.79 for the three months ended March 31, 2011. As a percentage of net revenues, the cost of revenues increased by 5.52%, from 66.83% for the three months ended March 31, 2010 to 72.35% for the three months ended March 31, 2011.

Gross profit. The Company’s gross profit increased by $3.53 million, or 90.41%, to $7.43 million for the three months ended March 31, 2011 from $3.90 million for the three months ended March 31, 2010. Gross margin as a percentage of net revenues was 27.65% for the three months ended March 31, 2011, as compared to 33. 17% for the three months ended March 31, 2010. The Company generally experiences an off season during the 30 to 60-day period prior to each year’s Chinese Lunar New Year. The 2011 Chinese Lunar New Year started on February 14, and most of the off season prior to the Chinese Lunar New Year occurred in January 2011. The 2010 Chinese Lunar New Year started on January 26, and most of the off season prior to the Chinese Lunar New Year occurred in December 2009. Therefore, the Company experienced a longer off season in the first quarter of 2011 compared to the first quarter of 2010, which resulted in the lower gross margin in the first quarter of 2011.

General and administrative expenses. The general and administrative expenses increased by $0.21 million, or 25.10%, to $1.03 million for the three months ended March 31, 2011 from $0.82 million for the three months ended March 31, 2010. The increase in general and administrative expenses was mainly due to an increase in the salaries of operation staffs, expenses incurred relating to the newly purchased breeder farms (including office building and facility depreciation, transportation and office expenditure) in the first quarter of 2011.

The general and administrative expenses comprised mainly of human resources and related expenses of $0.50 million, representing 48.35% of the total general and administrative expenses; auditing and advisory expenses of $0.10 million, representing 9.74% of the total general and administrative expenses; transportation costs of $0.07 million, representing 7.19% of the total general and administrative expenses; facilities and utility expenses of $0.12 million, representing 11.76% of the total general and administrative expenses; travel and administrative expenses of $0.20 million, representing 19.76% of the total general and administrative expenses; tax expenses of $0.03 million, representing 2.90% of the total general and administrative expenses. In the total general and administrative expense, the public company related expense was $0.48 million, representing 46.38% of the total general and administrative expenses.

Selling Expenses. The Company’s selling expenses increased by $0.17 million, or 156.07%, to $0.28 million for the three months ended March 31, 2011 from $0.11 million for the same period in 2010. Selling expenses comprised mainly of packaging and transportation expenses of $0.23, representing 81.87% of the total selling expenses; human resources and related expenses of $0.03 million, representing 10.47% of the total selling expenses; and travel, office expenses and advertising expenses of $0.02 million, representing 7.66% of the total selling expense. The increase in selling expenses was primarily due to the increase in packaging and transportation expenses as a result of the increased sales volume. The increase in packaging cost was due to higher unit cost of the packaging boxes, which rose RMB 0.19 per box, or 6%, to RMB 3.30 per box, compared to RMB 3.11 per box in the same quarter of 2010. As a percentage of net revenue, selling expenses increased by 0.12%, from 0.94% for the three months ended March 31, 2010, to 1.06% for the three months ended March 31, 2011.

In the first quarter of 2011, the Company increased the salary for its workforce. Compared to the first quarter of 2010, the total human resources and related expenses in the first quarter of 2011 increased by $0.66 million, or 60.76%, to $1.75 million for the three months ended March 31, 2011 from $1.09 million for the three months ended March 31, 2010. The increase in human resources and related expenses was primarily related to the increased salary level and number of workers. The workers’ human resources and related expenses increased by $0.57 million, or 85.60%, to $1.23 million for the three months ended March 31, 2011 from $0.66 million for the three months ended March 31, 2010, representing 6.32% and 8.43% of the total cost for revenues in the first quarters of 2011 and 2010, respectively. The managements’ human resources and related expenses increased by $0.08 million, or 19.45%, to $0.50 million for the three months ended March 31, 2011 from $0.42 million for the three months ended March 31, 2010, representing 48.35% and 50.64% of the total general and administrative expenses in the first quarters of 2011 and 2010, respectively.  The total amounts of human resources and related expenses increased but their relative proportion in the costs and expenses decreased.

Interest expenses. Interest expenses increased by $77,765 to $143,715 for the three months ended March 31, 2011 from $65,950 for the same period in 2010. The increase in interest expenses was attributed to the fact that less financing interest was capitalized in construction in progress in the first quarter of fiscal 2011 than in the same period of 2010. Capitalized interest for the three months ended March 31, 2011 and 2010 was $100,071 and $206,063, respectively. If the interest was not capitalized, interest expenses on bank loans would have been $243,786 and $272,013 for the three months ended March 31, 2011 and 2010, respectively. This decrease in interest expenses of $28,227 was due to the lower average interest rate of 7.72% for the three months ended March 31, 2011, compared with the average interest rate of 7.80% for the same period of 2010.

Net profit. Net profit increased by $3.14 million, or 107.36%, to $6.07 million for the three months ended March 31, 2011 from $2.93 million for the three months ended March 31, 2010, as a result of the factors described above.

Liquidity and Capital Resources

The Company expects that its strong working capital of $32.24 million and positive cash flow of $7.61 million generated from operating activities as of March 31, 2011 will meet its working capital requirements sufficiently for the next 12 months from the date of this report. In the fourth quarter of fiscal year 2010, the Company renewed eleven bank loans for a total amount of $11.77 million, which will expire on November 16 and November 20, 2011.

The Company has entered into a fixed annual interest rate agreement on these bank loans at a reduced rate of 7.78% and 7.23%, compared with the previous variable interest rates ranging from 7.56% to 9.83%.

General

As of March 31, 2011, the Company had cash and cash equivalents of approximately $42.05 million. The following table provides detailed information about the Company’s net cash flow for the three months ended March 31, 2011.

Three months ended
March 31, 2011
Net cash provided by operating activities	$7,610,274
Net cash used in investing activities	(579,108)

Net cash provided by financing activities	232,252
Effect of foreign currency translation on cash	240,103
Net cash inflow	7,503,521
Cash at beginning of period	34,541,658
Cash at end of period	$42,045,179

Operating Activities. Net cash provided by operating activities was $7.61 million for the three months ended March 31, 2011. Net cash provided by operating activities was primarily attributable to net income of $6.07 million, an increase of non-cash adjustments for depreciation and amortization of $0.80 million and share-based compensation of $0.18 million, an increase of $3.33 million of accounts payable, an increase of $1.22 million of accrued expenses and payroll related liabilities, offset by an increase of $4.49 million of inventories, a decrease of $0.13 million of advances from customers and capitalized interest in construction in progress of $0.10 million.

Investing Activities. Net cash used in investing activities for the three months ended March 31, 2011 was $579,108. It comprised of capital expenditure of $581,617 related to the construction of hatchery factory and equipment purchase, advance to notes receivables of $2,509. The following is a summary of the $581,617 cash spent on capital expenditure:

Three Months ended
March 31, 2011
Deposits paid for construction in progress	$50,189
Purchase of equipment	531,428
Total deposit paid and acquisition of property, plant and equipment	$581,617

Financing Activities. Net cash provided by financing activities for the three months ended March 31, 2011 was $232,252. Net cash provided by financing activities was attributed to the profits from the purchase and sale of the Company’s common stock within six months by a 10% shareholder, which were required to be paid to the Company under SEC rules.

Loan Facilities

As at March 31, 2011, maturities of the Company’s bank loans and a loan from director are as follows:

As of March 31, 2011
1 year	12,069,831
2 years	-
3 years	-
$12,069,831

All amounts, other than percentages, are in U.S. dollars

Type	Contracting Party	Valid period	Duration	Amount

Bank loan	China Merchants Bank Weifang Branch	Nov 17, 2010-Nov 16, 2011	12 months	$1,522,047
Bank loan	Nansun Rural Credit Cooperative Association	Nov 26, 2010-Nov 20, 2011	12 months	4,353,054
Bank loan	Nansun Rural Credit Cooperative Association	Nov 27, 2010-Nov 20, 2011	12 months	5,890,321
Loan from director	Hanting Rural Credit Cooperative Association	Nov 27, 2009-Nov 26, 2011	24 months	304,409
Total				$12,069,831

The purpose of these short-term loans was to provide more liquidity in operation and funds for capital in construction. The Company has twelve loan facilities from two institutional lenders and one director and the following are the material terms of such bank loans:

Loan from China Merchants Bank Weifang Branch:
On November 11, 2010, PRC Yuhe renewed the loan agreement with China Merchants Bank Weifang Branch. Pursuant to the loan agreement, China Merchants Bank Weifang Branch loaned PRC Yuhe $1,522,047 at an interest rate of 7.23% per annum. PRC Yuhe is obligated under such loan agreement to pay interest monthly and repay the loan on its maturity date of November 16, 2011. The loan is guaranteed by Yuhe Food Group, Mr. Gao Zhentao and Mr. Gao Zhenbo.

Loans from Nansun Rural Credit:
PRC Yuhe renewed four loan agreements with Nansun Rural Credit Cooperative Association on November 26, 2010. The interest rate of the renewed loan agreements is 7.78% per annum, lower than the original interest rate of 13.82% due to the government policy support. The total amount of these four bank loans is $4,353,054.

Taihong renewed six loan agreements with Nansun Rural Credit Cooperative Association on November 27, 2010.  The interest rate of the renewed loan agreements is 7.78% per annum, lower than the original interest rate of 13.82% due to the government policy support. The total amount of these four bank loans is $5,890,321.

Loan from director:

The loan from director was lent by Mr. Gao Zhentao, the CEO of the Company. He entered into a loan agreement Hanting Rural Credit Cooperative Association on November 27, 2009 to borrow a loan with an outstanding balance of $304,409 and an interest rate of 8.19% per annum.  Mr. Gao Zhentao then lent the same amounts to PRC Yuhe with the same interest rate and term. The loan was guaranteed by personal properties of Mr. Gao Zhentao.

Obligations Under Material Contracts

Below is a table setting forth the Company’s material contractual obligations as of March 31, 2011:

	Payment due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Long-Term Debt Obligations	$12,069,831	$12,069,831	$-	$-	$-
Operating Lease Obligations	1,903,885	56,635	151,028	151,028	1,545,194
Purchase Obligations	10,093,272	10,093,272	-	-	-
Total	$24,066,988	$22,219,738	$151,028	$151,028	$1,545,194

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

(a)	Evaluation of disclosure controls and procedures.

The Company’s management, under the supervision and with the participation of its chief executive officer and chief financial officer, Messrs. Gao Zhentao and Hu Gang, respectively, evaluated the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2011, the end of the period covered by this Report. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports, such as this Form 10-Q, that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.  Based on that evaluation, Messrs. Gao and Hu concluded that the Company’s disclosure controls and procedures were not effective as of March 31, 2011.

(b)	Changes in internal control over financial reporting.

There were no changes in the Company’s internal control over financial reporting during the three months ended March 31, 2011 that materially affected or were reasonably likely to materially affect the Company’s internal controls over financial reporting.

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, the Company becomes involved in various lawsuits and legal proceedings that arise in the ordinary course of business. While the ultimate utcome of these lawsuits and legal proceedings cannot be determined at this time, it is the opinion of management that the resolution of these actions will not have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

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

DATED: May 16, 2011

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